Form 10-Q
period 1999-09-30
PACTIV CORP
filed 1999-11-18
CIK 1089976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          COMMISSION FILE NUMBER 1-15157

                            ---------------------------

                                PACTIV CORPORATION
                         (FORMERLY TENNECO PACKAGING INC.)
              (Exact name of registrant as specified in its charter)

            DELAWARE                                               36-2552989
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                               Identification No.)
     1900 WEST FIELD COURT                                           60045
     LAKE FOREST, ILLINOIS                                         (Zip Code)
(Address of principal executive
             offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 482-2000

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common stock, par value $.01 per share: 168,372,798 shares as of November 4, 1999. (See Note 9 to Notes to Combined Financial Statements.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I--FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)
     The Businesses of Pactiv Corporation
          Combined Statements of Income (Loss)..............      3
          Combined Statements of Cash Flows.................      4
          Combined Balance Sheets...........................      5
          Statements of Changes in Combined Equity..........      6
          Combined Statements of Comprehensive Income
          (Loss)............................................      7
          Notes to Combined Financial Statements............      8
     Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........     14
     Item 3. Quantitative and Qualitative Disclosures About
      Market Risk...........................................     23
PART II--OTHER INFORMATION
     Item 1. Legal Proceedings*.............................     24
     Item 2. Changes in Securities*.........................     24
     Item 3. Defaults Upon Senior Securities*...............     24
     Item 4. Submission of Matters to a Vote of Security
      Holders*..............................................     24
     Item 5. Other Information*.............................     24
     Item 6. Exhibits and Reports on Form 8-K...............     24

------------
* No response to this item is included herein for the reason that it is inapplicable or the answer to such item is negative.

                              GENERAL INFORMATION

     This Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, represents Pactiv Corporation's (formerly Tenneco Packaging Inc.) first quarterly report following a series of restructuring transactions completed by Tenneco Inc. on November 4, 1999. Pactiv Corporation is a supplier of specialty packaging products with operations in 19 countries. Pactiv Corporation includes the assets, liabilities, and operations of Tenneco Inc.'s specialty packaging and paperboard packaging businesses as well as certain of Tenneco Inc.'s corporate and administrative service operations. Management's Discussion and Analysis of Financial Condition and Results of Operations, which follows the financial statements and footnotes, contains a description of the transactions as well as a discussion of the results of operations for the quarter.

                 CAUTIONARY STATEMENT AND "SAFE HARBOR" OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-Q contains forward-looking statements regarding: (i) strategic alternatives including the planned sale of the interest in the containerboard joint venture company; (ii) the restructuring plan; (iii) expected effective tax rates; (iv) capital resources; and (v) the Year 2000 issue (relating to potential equipment and computer failures by or at the change in the century). See "Strategic Alternatives Analysis," "Restructuring and Other Charges," "Quarters Ended September 30, 1999 and 1998 and Nine Months Ended September 30, 1999 and 1998--Income Taxes," "Liquidity and Capital Resources," and "Year 2000" under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are based on currently available competitive, financial and economic data and management's views and assumptions regarding future events (as defined below.) Because forward-looking statements involve risks and uncertainties, the plans, actions and actual results could differ materially. Among the factors that could cause plans, actions and results to differ materially from current expectations are: (i) the general economic, political and competitive conditions in markets and countries where Pactiv operates, including currency fluctuations and other risks associated with operating in foreign countries and changes in distribution channels; (ii) governmental actions, including the ability to receive regulatory approvals and the timing of such approvals; (iii) changes in capital availability or costs; (iv) results of analysis regarding strategic alternatives; (v) changes in consumer demand and prices, including decreases in demand for Pactiv products and its customers' products and the resulting negative impact on revenues and margins from such products; (vi) the cost of compliance with changes in regulations, including environmental regulations;
(vii) workforce factors such as strikes or labor interruptions; (viii) material substitutions or increases in the costs of raw materials; (ix) Pactiv's ability to integrate operations of acquired businesses quickly and in a cost-effective manner; (x) new technologies; (xi) the ability of Pactiv and those with whom it conducts business to timely resolve the Year 2000 issue, unanticipated costs of, problems with or delays in resolving the Year 2000 issue, and the costs and impacts if the Year 2000 issue is not timely resolved; (xii) changes by the Financial Accounting Standards Board or other accounting regulatory bodies of authoritative generally accepted accounting principles or policies; (xiii) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond Pactiv's control; and (xiv) the company's ability to recognize forecasted savings from its restructuring programs on a timely basis.

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      THE BUSINESSES OF PACTIV CORPORATION

                      COMBINED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)
                      (MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              -------------    ---------------
                                                              1999    1998      1999     1998
                                                              ----    ----      ----     ----
REVENUES
  Net sales and operating revenues --
     Specialty..............................................  $754    $701     $2,158   $2,062
     Other..................................................    --      (5)        --        5
                                                              ----    ----     ------   ------
                                                               754     696      2,158    2,067
  Gain (loss) on sale of businesses and assets, net.........    (1)     (1)       (22)      (2)
  Other income (expense), net...............................     2      (6)         5        3
                                                              ----    ----     ------   ------
                                                               755     689      2,141    2,068
                                                              ----    ----     ------   ------
COSTS AND EXPENSES
  Cost of sales (exclusive of depreciation shown below).....   526     473      1,450    1,404
  Engineering, research, and development....................     9       6         27       19
  Selling, general, and administrative......................   104      92        310      266
  Depreciation and amortization.............................    47      44        141      132
                                                              ----    ----     ------   ------
                                                               686     615      1,928    1,821
                                                              ----    ----     ------   ------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST..................................................    69      74        213      247
     Interest expense (net of interest capitalized).........    38      33        106      100
     Income tax expense.....................................    27      25         51       62
     Minority interest......................................    --       1         --        1
                                                              ----    ----     ------   ------
INCOME FROM CONTINUING OPERATIONS...........................     4      15         56       84
Income (loss) from discontinued operations, net of income
  tax.......................................................     8      25       (155)      62
                                                              ----    ----     ------   ------
Income (loss) before extraordinary loss.....................    12      40        (99)     146
Extraordinary loss, net of income tax.......................    --      --         (7)      --
                                                              ----    ----     ------   ------
Income (loss) before cumulative effect of change in
  accounting principle......................................    12      40       (106)     146
Cumulative effect of change in accounting principle, net of
  income tax................................................    --      --        (32)      --
                                                              ----    ----     ------   ------
NET INCOME (LOSS)...........................................  $ 12    $ 40     $ (138)  $  146
                                                              ====    ====     ======   ======
EARNINGS (LOSS) PER SHARE
Basic earnings per share of common stock --
  Continuing operations.....................................  $.01    $.09     $  .33   $  .50
  Discontinued operations...................................   .05     .15       (.93)     .37
  Extraordinary loss........................................    --      --       (.04)      --
  Cumulative effect of change in accounting principle.......    --      --       (.19)      --
                                                              ----    ----     ------   ------
                                                              $.06    $.24     $ (.83)  $  .87
                                                              ====    ====     ======   ======
Diluted earnings per share of common stock --
  Continuing operations.....................................  $.01    $.09     $  .33   $  .50
  Discontinued operations...................................   .05     .15       (.93)     .37
  Extraordinary loss........................................    --      --       (.04)      --
  Cumulative effect of change in accounting principle.......    --      --       (.19)      --
                                                              ----    ----     ------   ------
                                                              $.06    $.24     $ (.83)  $  .87
                                                              ====    ====     ======   ======

  The accompanying notes to combined financial statements are an integral part of these combined statements of income.

                      THE BUSINESSES OF PACTIV CORPORATION

                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                   (MILLIONS)

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1999      1998
                                                              -------    -----
OPERATING ACTIVITIES
Income from continuing operations...........................  $    56    $  84
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations --
    Depreciation and amortization...........................      141      132
    Deferred income taxes...................................       78      112
    (Gain) loss on sale of businesses and assets, net.......       22        2
    Allocated interest, net of tax..........................       68       64
    Changes in components of working capital --
      Increase in receivables...............................      (64)     (38)
      Increase in inventories...............................      (45)      (8)
      (Increase) decrease in prepayments and other current
       assets...............................................        7       (5)
      Decrease in payables..................................      (50)      (9)
      Decrease in taxes accrued.............................      (29)     (17)
      Increase (decrease) in interest accrued...............       (1)      --
      Increase (decrease) in other current liabilities......      (21)      13
    Other...................................................      (79)     (54)
                                                              -------    -----
Cash provided by continuing operations......................       83      276
Cash provided (used) by discontinued operations.............      (76)     137
                                                              -------    -----
Net cash provided by operating activities...................        7      413
                                                              -------    -----
INVESTING ACTIVITIES
Net proceeds related to the sale of discontinued
  operations................................................      312       --
Net proceeds from sale of businesses and assets.............       30       13
Expenditures for plant, property, and equipment.............     (114)    (146)
Acquisitions of businesses and assets.......................       (7)     (81)
Expenditures for plant, property, and equipment and business
  acquisitions -- discontinued operations...................   (1,129)     (74)
Investments and other.......................................        3      (41)
                                                              -------    -----
Net cash used by investing activities.......................     (905)    (329)
                                                              -------    -----
FINANCING ACTIVITIES
Issuance of long-term debt..................................    1,760        2
Retirement of long-term debt................................      (29)     (15)
Net increase (decrease) in short-term debt excluding current
  maturities of long-term debt..............................       (8)      12
Cash contributions from (distributions to) Tenneco, net.....     (810)     (90)
                                                              -------    -----
Net cash provided (used) by financing activities............      913      (91)
                                                              -------    -----
Effect of foreign exchange rate changes on cash and
  temporary cash investments................................        2       --
                                                              -------    -----
Increase (decrease) in cash and temporary cash
  investments...............................................       17       (7)
Cash and temporary cash investments, January 1..............        7       11
                                                              -------    -----
Cash and temporary cash investments, September 30...........  $    24    $   4
                                                              =======    =====
Cash paid during the period for interest....................  $     3    $   2
Cash paid during the period for income taxes (net of
  refunds)..................................................  $    28    $  13
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common equity interest received related to the sale of
  containerboard operations.................................  $   194    $  --
Principal amount of long-term debt assumed by buyers of
  containerboard operations.................................  $(1,760)   $  --

-------------------------
Note: Cash and temporary cash investments include highly liquid investments with a maturity of three months or less at the date of purchase.

  The accompanying notes to combined financial statements are an integral part of these combined statements of cash flows.

                      THE BUSINESSES OF PACTIV CORPORATION

                            COMBINED BALANCE SHEETS
                                  (UNAUDITED)
                                   (MILLIONS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                           ASSETS
Current assets:
  Cash and temporary cash investments.......................     $   24          $    7
  Receivables --
     Customer notes and accounts, net.......................        324             336
     Affiliated companies...................................         --              44
     Income taxes...........................................         26              15
     Other..................................................         40              52
  Inventories --
     Finished goods.........................................        288             246
     Work in process........................................         60              51
     Raw materials..........................................         54              63
     Materials and supplies.................................         51              52
  Deferred income taxes.....................................         30               6
  Prepayments and other.....................................         21              45
                                                                 ------          ------
                                                                    918             917
                                                                 ------          ------
Other assets:
  Long-term notes receivable, net...........................         16              22
  Goodwill and intangibles, net.............................      1,024           1,052
  Pension assets............................................        822             742
  Other.....................................................        155             143
                                                                 ------          ------
                                                                  2,017           1,959
                                                                 ------          ------
Plant, property, and equipment, at cost.....................      2,106           2,057
  Less -- Reserves for depreciation.........................        578             501
                                                                 ------          ------
                                                                  1,528           1,556
                                                                 ------          ------
Net assets of discontinued operations.......................        118             366
                                                                 ------          ------
                                                                 $4,581          $4,798
                                                                 ======          ======
LIABILITIES AND COMBINED EQUITY
Current liabilities:
  Short-term debt (including current maturities of long-term
     debt)..................................................     $  457          $  595
  Payables --
     Trade..................................................        249             255
     Affiliated companies...................................         98               6
  Taxes accrued.............................................         30              13
  Accrued liabilities.......................................        207             188
  Other.....................................................         92              85
                                                                 ------          ------
                                                                  1,133           1,142
Long-term debt..............................................      1,528           1,312
Deferred income taxes.......................................        305             291
Postretirement benefits.....................................        152             163
Deferred credits and other liabilities......................         59             100
Commitments and contingencies
Minority interest...........................................         21              14
Combined equity.............................................      1,383           1,776
                                                                 ------          ------
                                                                 $4,581          $4,798
                                                                 ======          ======

  The accompanying notes to combined financial statements are an integral part of these combined balance sheets.

                      THE BUSINESSES OF PACTIV CORPORATION

                    STATEMENTS OF CHANGES IN COMBINED EQUITY
                                  (UNAUDITED)
                                   (MILLIONS)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                ----------------
                                                                 1999      1998
                                                                ------    ------
Balance, January 1..........................................    $1,776    $1,839
  Net income (loss).........................................      (138)      146
  Accumulated other comprehensive income (loss).............       (20)       21
  Allocated interest, net of tax............................        68        64
  Change in allocated corporate debt........................       459       (73)
  Cash contributions from (distributions to) Tenneco, net...      (810)      (90)
  Noncash contributions from (distributions to) Tenneco,
     net....................................................        48       (82)
                                                                ------    ------
Balance, September 30.......................................    $1,383    $1,825
                                                                ======    ======

The accompanying notes to combined financial statements are an integral part of these statements of changes in combined equity.

                      THE BUSINESSES OF PACTIV CORPORATION

               COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                                   (MILLIONS)

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------------------------------------
                                                                      1999                            1998
                                                          -----------------------------   -----------------------------
                                                           ACCUMULATED                     ACCUMULATED
                                                              OTHER                           OTHER
                                                          COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                             INCOME          INCOME          INCOME          INCOME
                                                          -------------   -------------   -------------   -------------
NET INCOME..............................................                      $ 12                            $ 40
                                                                              ----                            ----
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance, July 1.......................................      $(26)                           $(26)
    Translation of foreign currency statements..........         9               9              26              26
                                                              ----                            ----
  Balance, September 30.................................       (17)                             --
                                                              ----                            ----
  ADDITIONAL MINIMUM PENSION LIABILITY ADJUSTMENT
  Balance, July 1.......................................        (2)                             --
                                                              ----                            ----
  Balance, September 30.................................        (2)                             --
                                                              ----                            ----
Balance, September 30...................................      $(19)                           $ --
                                                              ====            ----            ====            ----
Other comprehensive income..............................                         9                              26
                                                                              ----                            ----
COMPREHENSIVE INCOME....................................                      $ 21                            $ 66
                                                                              ====                            ====

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------------------------------------
                                                                      1999                            1998
                                                          -----------------------------   -----------------------------
                                                           ACCUMULATED                     ACCUMULATED
                                                              OTHER                           OTHER
                                                          COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                             INCOME          INCOME          INCOME          INCOME
                                                          -------------   -------------   -------------   -------------
NET INCOME (LOSS).......................................                      $(138)                          $146
                                                                              -----                           ----
ACCUMULATED OTHER COMPREHENSIVE INCOME:
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance, January 1....................................      $  3                            $(21)
    Translation of foreign currency statements..........       (20)             (20)            21              21
                                                              ----                            ----
  Balance, September 30.................................       (17)                             --
                                                              ----                            ----
  ADDITIONAL MINIMUM PENSION LIABILITY ADJUSTMENT
  Balance, January 1....................................        (2)                             --
                                                              ----                            ----
  Balance, September 30.................................        (2)                             --
                                                              ----                            ----
Balance, September 30...................................      $(19)                           $ --
                                                              ====            -----           ====            ----
Other comprehensive income (loss).......................                        (20)                            21
                                                                              -----                           ----
COMPREHENSIVE INCOME (LOSS).............................                      $(158)                          $167
                                                                              =====                           ====

  The accompanying notes to combined financial statements are an integral part of these combined statements of comprehensive income (loss).

                      THE BUSINESSES OF PACTIV CORPORATION

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     (1) The accompanying combined financial statements represent the financial position, results of operations, and cash flows for all of the businesses of Pactiv Corporation ("Pactiv"), formerly named Tenneco Packaging Inc. ("Packaging") prior to the Spin-off as defined in Note 2 below, owned directly or indirectly by Tenneco Inc. ("Tenneco") and its subsidiaries. Pactiv includes the assets, liabilities, and operations of Tenneco's specialty packaging and paperboard packaging businesses as well as certain of Tenneco's corporate and administrative service operations.

     Unless the context otherwise requires, the term "Tenneco" refers to: (i) for periods prior to the Spin-off, Tenneco's automotive and packaging businesses and corporate and administrative service operations and (ii) for periods after the Spin-off, Tenneco's automotive business.

     In the opinion of Pactiv, the accompanying unaudited combined financial statements of Pactiv contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations, cash flows, changes in equity, and comprehensive income for the periods indicated. The unaudited interim combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

     (2) In July 1998, Tenneco's Board of Directors authorized management to develop a broad range of strategic alternatives to separate the automotive, paperboard packaging, and specialty packaging businesses. Subsequently, Tenneco completed the following actions:

     - In January 1999, Tenneco reached an agreement to contribute the containerboard assets of its paperboard packaging segment to a new joint venture, Packaging Corporation of America ("PCA"), with Madison Dearborn Partners, Inc. The contribution to the joint venture was completed in April 1999. Pactiv received consideration of cash and debt assumption totaling approximately $2 billion and a 45 percent common equity interest in the joint venture (now 43 percent due to subsequent management equity issuances) recorded at a value of approximately $200 million.

     - In April 1999, Tenneco reached an agreement to sell the paperboard packaging segment's other assets, its folding carton operation, to Caraustar Industries. This transaction closed in June 1999.

     - Also in April 1999, Tenneco announced that its Board of Directors had approved the separation of its automotive and packaging businesses into two separate, independent companies.

     - In June 1999, Tenneco's Board of Directors approved a plan to sell Pactiv's remaining interest in its containerboard joint venture. Subsequent to that decision, equity market conditions in the paper and forest products sector have deteriorated and Pactiv's plans to divest the remaining interest in PCA have been temporarily suspended.

     - In August 1999, Tenneco received a letter ruling from the Internal Revenue Service that the separation of the automotive and packaging businesses would be tax-free for U.S. federal income tax purposes to Tenneco and its shareowners.

     - On November 4, 1999, Tenneco completed the separation of Pactiv through a dividend of the common stock of Pactiv to Tenneco shareowners ("Spin-off").

     As a result of the decision to sell Pactiv's remaining interest in PCA, Pactiv's paperboard packaging segment is presented as a discontinued operation in the accompanying combined financial statements. Reference is made to Note 3 for information related to discontinued operations.

     Before the Spin-off, Tenneco realigned substantially all of its existing debt through a combination of tender offers, exchange offers, and other refinancings. Tenneco's debt realignment was financed by borrowings

                      THE BUSINESSES OF PACTIV CORPORATION
by Tenneco Automotive under new credit facilities, the issuance by Tenneco Automotive of subordinated debt, and Pactiv's issuance of debt and borrowings by Pactiv under new credit facilities.

     At the Spin-off date, Pactiv had total funded debt of approximately $2.1 billion, comprised of new public debt securities and drawings under its new credit facilities. The $164 million increase in debt from the amounts reflected in Pactiv's September 30, 1999, financial statements resulted primarily from the payment of transaction costs associated with the Spin-off. The debt of Pactiv was rated investment grade by both Standard & Poors and Moody's debt rating agencies. The debt is described in more detail in the Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained herein.

     Pactiv has modified or entered into certain contractual agreements with Tenneco related to its becoming a separate publicly held company. These agreements include a distribution agreement, a tax sharing agreement, a human resources agreement, an insurance agreement, and a transition services agreement.

     These agreements provide, among other things, that (i) Pactiv has become the sponsor of the Tenneco Retirement Plan, the Tenneco Supplemental Executive Retirement Plan, and the Tenneco Thrift Plan; and (ii) Pactiv will provide certain administrative services, including information processing, payroll, accounts payable, benefits administration, accounting, cash management, and travel-related services to Tenneco for a specified period of time based on contracted fee arrangements.

     (3) In January 1999, Tenneco reached an agreement to contribute the containerboard assets of its paperboard packaging segment to a new joint venture, PCA, with Madison Dearborn Partners, Inc. The contribution to the joint venture was completed in April 1999. Pactiv received consideration of cash and debt assumption totaling approximately $2 billion plus a 45 percent common equity interest in the joint venture (now 43 percent due to subsequent management equity issuances) recorded at a value of approximately $200 million. The containerboard assets contributed to the joint venture represented substantially all of the assets of Pactiv's paperboard packaging segment and included four mills, 67 corrugated products plants, and an ownership or leasehold interest in approximately 950,000 acres of timberland. Prior to the transaction, Pactiv borrowed approximately $1.8 billion and used approximately $1.2 billion of those borrowings to acquire assets used by the containerboard business under operating leases and timber cutting rights and to purchase containerboard business accounts receivable that had previously been sold to a third party. The remainder of the borrowings was remitted to Tenneco and used to repay a portion of Tenneco's short-term debt. Pactiv then contributed the containerboard business assets and transferred responsibility for the new indebtedness and the containerboard business liabilities to the joint venture in exchange for $247 million in cash and the 45 percent interest in the joint venture. As a result of the transaction, Pactiv recognized a pre-tax loss of $293 million, $178 million after-tax, or $1.07 per diluted common share, in the first quarter of 1999, based on the amount by which the carrying amount of the containerboard assets exceeded the fair value of those assets, less selling costs. The fair value of the containerboard assets was based on the fair value of the consideration received by Pactiv from the joint venture.

     Under a transition services agreement, Pactiv provides office space rental and certain administrative services, including information processing, payroll, benefits administration, office building administration and accounting to PCA for a specified period of time based on contracted fee arrangements.

     In April 1999, Tenneco reached an agreement to sell the paperboard packaging segment's other assets, its folding carton operations, to Caraustar Industries. Pactiv received cash proceeds of $73 million from this transaction which closed in June 1999. As a result of the sale, Pactiv recognized a pre-tax gain of $14 million, $9 million after-tax, or $.05 per diluted common share, which is included in discontinued operations in the second quarter of 1999.

                      THE BUSINESSES OF PACTIV CORPORATION

     Revenues and income for the paperboard packaging discontinued operations are shown in the following table:

                                                         THREE MONTHS     NINE MONTHS
                                                             ENDED           ENDED
                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                         -------------   --------------
                                                         1999    1998    1999     1998
                                                         -----   -----   -----   ------
                                                                   (MILLIONS)
Net sales and operating revenues.......................   $--    $415    $ 445   $1,185
                                                          ===    ====    =====   ======
Income before income taxes and interest allocation.....   $ 8    $ 35    $  30   $  101
Income tax expense.....................................    --      12       11       38
                                                          ---    ----    -----   ------
Income before interest allocation......................     8      23       19       63
Allocated interest expense, net of income tax..........    --       8        5       20
                                                          ---    ----    -----   ------
Income from discontinued operations before
  disposition..........................................     8      15       14       43
Gain (loss) on disposition, net of income tax..........    --      10     (169)      19
                                                          ---    ----    -----   ------
Income (loss) from discontinued operations.............   $ 8    $ 25    $(155)  $   62
                                                          ===    ====    =====   ======

     (4) In the fourth quarter of 1998, Tenneco's Board of Directors approved an extensive restructuring plan designed to reduce administrative and operational overhead costs in Tenneco's business. As a result, Pactiv recorded a pre-tax charge to income from continuing operations of $32 million, $20 million after-tax ($.12 per diluted common share). Of the pre-tax charge, $10 million related to operational restructuring actions and $22 million related to a staff and cost reduction plan, which covered employees in both the operating unit and corporate operations.

     The operational restructuring plans for Pactiv involved the elimination of production lines at two plants, resulting in the reduction of 104 positions, and the decision to exit four joint ventures. The staff and cost reduction plan involved the elimination of 184 administrative positions in Pactiv's business unit and corporate operations.

     The fixed assets for the production lines, as well as the joint venture investments, were written down to their fair value, less disposition costs, in the fourth quarter of 1998. Fair value for the production lines was estimated at scrap value, less removal costs. Fair value for the joint venture investments were determined to be zero as Pactiv relinquished its interests. No significant net cash proceeds are expected to be received upon the disposal of these assets, which should be completed by the fourth quarter of 1999. Annual depreciation expense was reduced by approximately $1 million as a result of the elimination of the production lines.

     As of September 30, 1999, approximately 240 employees have been terminated. This restructuring is being executed according to Pactiv's initial plan, and Pactiv expects to complete substantially all restructuring actions by the fourth quarter of 1999.

     In the first quarter of 1999, Tenneco adopted a plan to realign its headquarters functions. This plan involved the severance of approximately 40 employees, and the closing of the Greenwich, Connecticut, headquarters facility. Tenneco reached an agreement to sell its headquarters facility and recorded an impairment charge based on the selling price, less selling costs. The carrying value of the facility before the impairment was $43 million. Annual depreciation expense was reduced by approximately $3 million as a result of the sale. The charge for this plan was $29 million pre-tax, $17 million after-tax, or $.10 per diluted common share. Tenneco received approximately $30 million in the second quarter of 1999 related to the sale of these assets.

                      THE BUSINESSES OF PACTIV CORPORATION

     Amounts related to the restructuring plans described above are shown in the following table:

                                          NINE MONTHS ENDED SEPTEMBER 30, 1999
                                          -------------------------------------
                           BALANCE AT                                  CHARGED      BALANCE AT
                          DECEMBER 31,    RESTRUCTURING      CASH      TO ASSET    SEPTEMBER 30,
                              1998           CHARGE        PAYMENTS    ACCOUNTS        1999
                          ------------    -------------    --------    --------    -------------
                                                        (MILLIONS)
Severance...............      $15              $16           $17         $--            $14
Asset impairments.......       --               13            --          13             --
                              ---              ---           ---         ---            ---
                              $15              $29           $17         $13            $14
                              ===              ===           ===         ===            ===

     Pactiv's management is evaluating Pactiv's strategy in light of its competitive position as a new stand-alone public company and, as part of this evaluation, is analyzing its business operations and assets. Specifically, the evaluation includes a review of Pactiv's strategic and competitive position in market segments and operations where results are not meeting management's expectations. Although plans are still being developed and have not been finalized or approved, potential options could include the disposition, restructuring or rationalization of assets and operations. Pactiv expects to complete its evaluation in the fourth quarter of 1999. Pactiv currently estimates that its evaluation could result in an aggregate pre-tax charge of up to approximately $175 million, of which approximately 10% could be cash.

     (5) Pactiv and its combined subsidiaries are parties to various legal proceedings arising from their operations. Pactiv believes that the outcome of these proceedings, individually and in the aggregate, will not have a material effect on the combined financial position or results of operations of Pactiv.

     (6) Pactiv and its combined subsidiaries are subject to a variety of environmental and pollution control laws and regulations in all jurisdictions in which they operate. Pactiv has provided reserves for compliance with these laws and regulations where it is probable that a liability exists and where Pactiv can make a reasonable estimate of the liability. The estimated liabilities recorded are subject to change as more information becomes available regarding the magnitude of possible clean-up expenditures and the timing, varying costs, and effectiveness of alternative clean-up technologies. However, Pactiv believes that any additional costs which arise as more information becomes available will not have a material effect on the combined financial condition or results of operations of Pactiv.

     (7) In the first quarter of 1999, Pactiv recorded an extraordinary loss for extinguishment of debt of $7 million (net of a $3 million income tax benefit), or $.04 per diluted common share. The loss related to early retirement of debt associated with the sale of the containerboard assets.

     (8) In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement requires prospective application for fiscal years beginning after December 15, 1998. Pactiv adopted SOP 98-1 on January 1, 1999. The impact of this new standard did not have a significant effect on Pactiv's combined financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement became effective for fiscal years beginning after December 15, 1998. The statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Pactiv previously capitalized certain costs in connection with the start-up of new foreign operations and its shared administrative service operations. Pactiv adopted SOP 98-5 on January 1, 1999, and recorded a related after-tax charge of $32 million (net of a $9 million tax benefit), or $.19 per diluted common share.

                      THE BUSINESSES OF PACTIV CORPORATION

This change in accounting principle decreased the loss before cumulative effect of change in accounting principle by $6 million (net of $4 million in income tax expense), or $.04 per diluted common share for the nine months ended September 30, 1999. If the new accounting method had been applied retroactively, income before cumulative effect of change in accounting principle for the nine months ended September 30, 1998, would have been lower by $11 million (net of a $7 million tax benefit), or $.06 per diluted common share. For the three months ended September 30, 1999, the change in accounting principle increased income before cumulative effect of change in accounting principle by $2 million (net of $2 million in income tax expense), or $.01 per diluted common share. If the new accounting principle had been applied retroactively, income before cumulative effect of change in accounting principle for the three months ended September 30, 1998, would have been lower by $4 million (net of a $2 million income tax benefit), or $.02 per diluted common share.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless special hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset results related to the hedged item in the income statements and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. Pactiv is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

     (9) In connection with the Spin-off, Tenneco shareowners received one share of Pactiv common stock for each share of Tenneco common stock held as of October 29, 1999. As of September 30, 1999, basic and diluted earnings per share for Pactiv have been calculated using Tenneco's historical weighted average shares outstanding and weighted average shares outstanding adjusted to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued, respectively. Potentially dilutive securities include stock options, restricted stock, and performance shares.

     Tenneco's basic and diluted average common shares outstanding were as follows:

                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                  SEPTEMBER 30,                     SEPTEMBER 30,
                            --------------------------        --------------------------
                               1999           1998               1999           1998
                            -----------    -----------        -----------    -----------
Basic.....................  167,459,483    167,985,657        167,115,070    168,929,776
Diluted...................  167,725,321    168,282,244        167,458,449    169,383,927

     (10) Pactiv is a manufacturer with a single operating segment as described below:

          Specialty Packaging -- Manufacture and sale of specialty packaging and consumer products for foodservice, consumer, protective, flexible, and institutional/industrial markets.

     In conjunction with the Spin-off, Pactiv management is evaluating the realignment of its operating segments.

     Pactiv evaluates operating performance based primarily on income before interest expense, income taxes, and minority interest. Individual operating segments have not been aggregated within this reportable segment.

     Products are transferred between geographic areas on a basis intended to reflect as nearly as possible the "market value" of the products.

                      THE BUSINESSES OF PACTIV CORPORATION

     The following table summarizes certain segment information of Pactiv:

                                                         SEGMENT         RECLASS
                                                    -----------------       &
                                                    SPECIALTY   OTHER     ELIMS    COMBINED
                                                    ---------   -----    -------   --------
                                                                  (MILLIONS)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers..................   $  754     $ --      $  --     $  754
Income (loss) before interest, income taxes, and
  minority interest...............................       71       (2)        --         69
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers..................   $  701     $ --      $  (5)    $  696
Income (loss) before interest, income taxes, and
  minority interest...............................       86      (12)        --         74
AT SEPTEMBER 30, 1999, AND FOR THE
  NINE MONTHS THEN ENDED
Revenues from external customers..................   $2,158     $ --      $  --     $2,158
Income (loss) before interest, income taxes, and
  minority interest...............................      261      (48)(a)     --        213
Extraordinary loss................................       --       (7)        --         (7)
Cumulative effect of change in accounting
  principle.......................................      (17)     (15)        --        (32)
Total assets......................................    3,296     1,447(b)   (162)     4,581
Net assets of discontinued operations.............       --      118         --        118
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
Revenues from external customers..................   $2,062     $  5      $  --     $2,067
Income (loss) before interest, income taxes, and
  minority interest...............................      261      (14)        --        247

---------------

Notes: (a) Includes a $29 million restructuring charge (see Note 4).

       (b) The Other segment's total assets include: (1) pension plan assets retained by Pactiv related to benefits provided to certain employees of Tenneco's and Pactiv's discontinued operations, (2) Pactiv's administrative and corporate service operations assets, and (3) net assets of the discontinued paperboard packaging segment.

  The above notes are an integral part of the foregoing financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC ALTERNATIVES ANALYSIS

     In July 1998, Tenneco's Board of Directors authorized management to develop a broad range of strategic alternatives to separate the automotive, paperboard packaging, and specialty packaging businesses. Subsequently, Tenneco completed the following actions:

     - In January 1999, Tenneco reached an agreement to contribute the containerboard assets of its paperboard packaging segment to a new joint venture, Packaging Corporation of America (PCA), with Madison Dearborn Partners, Inc. The contribution to the joint venture was completed in April 1999. Pactiv received consideration of cash and debt assumption totaling approximately $2 billion and a 45 percent common equity interest in the joint venture (now 43 percent due to subsequent management equity issues) recorded at a value of approximately $200 million.

     - In April 1999, Tenneco reached an agreement to sell the paperboard packaging segment's other assets, its folding carton operation, to Caraustar Industries. This transaction closed in June 1999.

     - Also in April 1999, Tenneco announced that its Board of Directors had approved the separation of its automotive and packaging businesses into two separate, independent companies.

     - In June 1999, Tenneco's Board of Directors approved a plan to sell Pactiv's remaining interest in its containerboard joint venture. Subsequent to that decision, equity market conditions in the paper and forest products sector have deteriorated and Pactiv's plans to divest the remaining interest in PCA have been temporarily suspended.

     - In August 1999, Tenneco received a letter ruling from the Internal Revenue Service that the separation of the automotive and packaging businesses would be tax-free for U.S. federal income tax purposes to Tenneco and its shareholders.

     - On November 4, 1999, Tenneco completed the separation of Pactiv through a dividend of the common stock of Pactiv to Tenneco shareowners ("Spin-off").

     As a result of the decision to sell Pactiv's remaining interest in PCA, Pactiv's paperboard packaging segment is presented as a discontinued operation in the Combined Financial Statements of The Businesses of Pactiv Corporation contained elsewhere in this document. Refer to Note 3 for further information.

     Before the Spin-off, Tenneco realigned substantially all of its existing debt through a combination of tender offers, exchange offers, and other refinancings. Tenneco's debt realignment was financed by borrowings by Tenneco Automotive under a new credit facility, the issuance by Tenneco Automotive of subordinated debt, Pactiv's issuance of debt and borrowings by Pactiv under new credit facilities.

     At the Spin-off date, Pactiv had total funded debt of approximately $2.1 billion, comprised of new public debt securities and drawings under its new credit facilities. The $164 million increase in debt from the amounts reflected in Pactiv's September 30, 1999 financial statements resulted primarily from the payment of transaction costs associated with the Spin-off. The debt of Pactiv was rated investment grade by both Standard & Poor's and Moody's debt rating agencies. The debt is described in more detail in the Liquidity section below.

     Pactiv has modified or entered into certain contractual arrangements with Tenneco related to its becoming a separate publicly held company. These agreements include a distribution agreement, a tax sharing agreement, a human resources agreement, an insurance agreement, and a transition services agreement.

     These agreements provide, among other things, that (i) Pactiv has become the sponsor of the Tenneco Retirement Plan, the Tenneco Supplemental Executive Retirement Plan, and the Tenneco Thrift Plan; and (ii) Pactiv will provide certain administrative services, including information processing, payroll, accounts payable, benefits administration, accounting, cash-management, and travel related services to Tenneco for a specified period of time based on contracted fee arrangements.

RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of 1998, Tenneco's Board of Directors approved an extensive restructuring plan designed to reduce administrative and operational overhead costs in Tenneco's business. As a result, Pactiv recorded a pre-tax charge to income from continuing operations of $32 million, $20 million after-tax ($.12 per diluted common share.) Of the pre-tax charge, $10 million related to operational restructuring actions and $22 million related to a staff and cost reduction plan, which covered employees in both the operating unit and corporate operations.

     Pactiv's operational restructuring plans involved the elimination of production lines at two plants, resulting in the reduction of 104 positions, and the decision to exit four joint ventures. The staff and cost reduction plan involved the elimination of 184 administrative positions in Pactiv's business unit and corporate operations.

     The fixed assets for the production lines, as well as the joint venture investments, were written down to their fair value, less disposition costs, in the fourth quarter of 1998. Fair value for the production lines was estimated at scrap value, less removal costs. Fair value for the joint venture investments was determined to be zero as Pactiv relinquished its interests. No significant net cash proceeds are expected to be received upon the disposal of these assets, which should be complete by the fourth quarter of 1999. Annual depreciation expense was reduced by approximately $1 million as a result of the elimination of the production lines.

     As of September 30, 1999, approximately 240 employees had been terminated. This restructuring is being executed according to Pactiv's initial plan, and Pactiv expects to complete substantially all restructuring actions by the fourth quarter of 1999.

     In the first quarter of 1999, Tenneco adopted a plan to realign its headquarters functions. This plan involved the severance of approximately 40 employees and the closing of the Greenwich, Connecticut headquarters facility. Tenneco reached an agreement to sell its headquarters facility and recorded an impairment charge based on the selling price, less selling costs. The carrying value of the facility before the impairment was $43 million. Annual depreciation was reduced by $3 million as a result of the sale. The charge for this plan was $29 million pre-tax, $17 million after-tax, or $.10 per diluted common share. Tenneco received approximately $30 million in the second quarter of 1999 related to the sale of these assets.

     Amounts related to the restructuring plans described above are shown in the following table:

                                                                      NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1999
                                                             -----------------------------------
                                               BALANCE AT                               CHARGED     BALANCE AT
                                              DECEMBER 31,   RESTRUCTURING     CASH     TO ASSET   SEPTEMBER 30,
                                                  1998          CHARGE       PAYMENTS   ACCOUNTS       1999
                                              ------------   -------------   --------   --------   -------------
                                                                          (MILLIONS)
Severance...................................      $15             $16           $17       $--           $14
Asset impairments...........................       --              13           --         13            --
                                                  ---             ---           --        ---           ---
                                                  $15             $29           $17       $13           $14
                                                  ===             ===           ==        ===           ===

     Pactiv expects to realize annual savings of $53 million and $11 million after completing the fourth quarter 1998 and first quarter 1999 restructuring actions, respectively, which is expected to occur in the fourth quarter of 1999.

     Pactiv's management is evaluating Pactiv's strategy in light of its competitive position as a new stand-alone public company and, as part of this evaluation, is analyzing its business operations and assets. Specifically, the evaluation includes a review of Pactiv's strategic and competitive position in market segments and operations where results are not meeting management's expectations. Although plans are still being developed and have not been finalized or approved, potential options could include the disposition, restructuring or rationalization of assets and operations. Pactiv expects to complete its evaluation in the fourth quarter of 1999. Pactiv currently estimates that its evaluation could result in an aggregate pre-tax charge of up to approximately $175 million, of which approximately 10% could be cash.

QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

  RESULTS OF CONTINUING OPERATIONS

     Net Sales and Operating Revenues

                                                               THIRD QUARTER
                                                        ----------------------------
                                                         1999      1998     % CHANGE
                                                         ----      ----     --------
                                                           (MILLIONS)
Specialty...........................................    $  754    $  701          8%
Intergroup sales and other..........................        --        (5)         NM
                                                        ------    ------
                                                        $  754    $  696          8%
                                                        ======    ======

     Specialty revenue grew 8% due to a combination of broad based unit volume growth and higher selling prices. Revenues of the consumer products and foodservice/food packaging business grew 8% while revenues of the protective and flexible packaging business grew 7%. The second half 1998 acquisitions of Sentinel Products, a producer of polyolefin foams, and Champion International's Belvidere, Illinois dual-ovenable paperboard tray manufacturing facility generated approximately $10 million of the revenue increase.

     Income (Loss) Before Interest Expense, Income Taxes, and Minority Interest ("Operating Income")

                                                                THIRD QUARTER
                                                         ----------------------------
                                                         1999       1998     % CHANGE
                                                         ----       ----     --------
                                                            (MILLIONS)
Specialty............................................    $  71      $  86      (17%)
Other................................................       (2)       (12)     NM
                                                         -----      -----
                                                         $  69      $  74       (7%)
                                                         =====      =====

     Specialty operating income declined $15 million or 17% as selling price increases lagged behind a rapid escalation in raw material prices, principally polyethylene. In addition, consumer advertising and promotional expenditures increased to support the growth of the Hefty One Zip(R) product. Specialty also incurred $3 million of overhead expense related to the restructuring of the company.

     Other operating loss of $2 million was a $10 million improvement, reflecting lower overhead costs at its business services operations and the winding down of the Tenneco corporate headquarters in Greenwich, Connecticut.

     Operating Income as a Percentage of Revenue

     Operating income as a percentage of revenue for the third quarters of 1999 and 1998 were as follows:

                                                             THIRD QUARTER
                                                         ----------------------
                                                         1999   1998   % CHANGE
                                                         ----   ----   --------
Specialty..............................................   9.4%  12.3%    (24%)
Total..................................................   9.2%  10.6%    (13%)

     Specialty operating income as a percentage of revenue declined to 9.4% in the third quarter 1999 from 12.3% in the third quarter 1998 as selling price increases lagged behind a rapid escalation in raw materials, principally polyethylene. Total operating income as a percentage of revenue declined to 9.2% from 10.6% for the same reason.

  Interest Expense, net of interest capitalized

     Interest expense from continuing operations increased from $33 million in the third quarter of 1998 to $38 million in the 1999 third quarter. See further discussion under "Nine Months Ended September 30, 1999 and 1998 -- Interest Expense, net of interest capitalized" and "Liquidity."

     For the quarter ended September 30, 1998, Pactiv allocated $9 million in interest expense to the discontinued paperboard packaging operations. For the comparable period in 1999, no interest expense was allocated to discontinued operations. Adjusting for this allocation, interest expense was $4 million lower in the third quarter of 1999 than the comparable period in 1998. The lower interest expense was primarily attributable to debt reduction related to the receipt of proceeds from the sale of Pactiv's containerboard interest early in the second quarter of 1999.

  Income Taxes

     Pactiv's effective tax rate for the three months ended September 30, 1999 was 87 percent compared to 61 percent for the comparable 1998 period. The third quarter 1999 effective tax rate includes the impact of a nonrecurring intercompany tax allocation adjustment related to the separation of Pactiv from its predecessor parent, Tenneco Inc. Excluding the impact of this one-time adjustment, Pactiv's earnings per diluted share from continuing operations would have been $.10 for the three months ended September 30, 1999.

  DISCONTINUED OPERATIONS

     Income from discontinued operations for the three months ended September 30, 1999, was $8 million, reflecting Pactiv's 43% interest in PCA. Discontinued operations generated income of $25 million during the three months ended September 30, 1998, including a $10 million gain on the sale of non-strategic timberlands, net of income tax.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

  RESULTS OF CONTINUING OPERATIONS

     Net Sales and Operating Revenues

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                        ------------------------------
                                                         1999        1998     % CHANGE
                                                         ----        ----     --------
                                                            (MILLIONS)
Specialty...........................................    $2,158      $2,062         5%
Intergroup sales and other..........................        --           5         NM
                                                        ------      ------
                                                        $2,158      $2,067         4%
                                                        ======      ======

     Specialty revenue grew 5% due to unit volume growth of 7% partially offset by lower selling prices and unfavorable foreign exchange rates. Revenues of the consumer products and foodservice/food packaging business grew 4% while revenues of the protective and flexible packaging business grew 6%. The second half 1998 acquisitions of Sentinel Products, a producer of polyolefin foams, and Champion International's Belvidere, Illinois dual-ovenable paperboard tray manufacturing facility generated approximately $31 million of the revenue increase.

     Income (Loss) Before Interest Expense, Income Taxes, and Minority Interest ("Operating Income")

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         ----------------------------
                                                         1999       1998     % CHANGE
                                                         ----       ----     --------
                                                            (MILLIONS)
Specialty............................................    $ 261      $ 261        --
Other................................................      (48)       (14)       NM
                                                         -----      -----
                                                         $ 213      $ 247      (14%)
                                                         =====      =====

     Specialty operating income was unchanged as the favorable impact of unit volume growth was offset entirely by lower margins. Margins deteriorated as selling price increases lagged behind a rapid escalation in raw material prices, principally polyethylene. The first nine months' operating income included $8 million of non-recurring Year 2000 and systems implementation costs and $6 million of overhead costs related to the separation of the paperboard segment.

     Other operating loss for both periods reflected unallocated corporate overhead and costs at Pactiv's data center and administrative services operations. In addition, the first nine months of 1999 included a $29 million restructuring charge recorded in the first quarter to realign Tenneco's headquarters functions. Refer to Note 4 for further information.

     Operating Income as a Percentage of Revenue

     Operating income as a percentage of revenue for the first nine months of 1999 and 1998 was as follows:

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       ------------------------
                                                       1999    1998    % CHANGE
                                                       ----    ----    --------
Specialty............................................  12.1%   12.7%      (5%)
Total................................................   9.9%   11.9%     (17%)

     Specialty operating income as a percentage of revenue declined to 12.1% in the first nine months 1999 from 12.7% in the first nine months 1998 as operating income was unchanged and revenue grew 5%. Total operating income as a percentage of revenue declined to 9.9% from 11.9% due to the specialty segment decline discussed above plus the first quarter restructuring charge of $29 million. Refer to Note 4 for further discussion.

     Excluding the first quarter 1999 restructuring charge, operating income as a percentage of revenue was as follows:

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       ------------------------
                                                       1999    1998    % CHANGE
                                                       ----    ----    --------
Specialty............................................  12.1%   12.7%      (5%)
Total................................................  11.2%   11.9%      (6%)

     Interest Expense, net of interest capitalized

     Tenneco's historical practice has been to incur indebtedness for its consolidated group at the parent company level or at a limited number of subsidiaries, rather than at the operating company level, and to centrally manage various cash functions. Consequently, corporate debt of Tenneco and its related interest expense has been allocated to Pactiv based on the portion of Tenneco's investment in Pactiv which is deemed to be debt, generally based upon the ratio of Pactiv's net assets to Tenneco consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt. Although interest expense, and the related tax effects, have been allocated to Pactiv for financial reporting on a historical basis, Pactiv has not been billed for these amounts. The changes in allocated corporate debt and the after-tax allocated interest have been included as a component of Pactiv's combined equity. Although management believes that the historical allocation of corporate debt and interest is reasonable, it is not necessarily indicative of Pactiv's debt upon completion of the realignment of Tenneco's debt nor debt and interest that may be incurred by Pactiv as a separate public company. See further discussion under "Liquidity".

     Interest expense from continuing operations increased from $100 million for the nine months ended September 30, 1998 to $106 million in the comparable 1999 period.

     For the nine months ended September 30, 1998, Pactiv allocated $29 million in interest expense to the discontinued paperboard packaging operations. For the comparable period in 1999, $9 million in interest expense was allocated to discontinued operations. Adjusting for this allocation, interest expense was $14 million lower in the first three quarters of 1999 than the comparable period in 1998. The lower interest expense was primarily attributable to debt reduction related to the receipt of proceeds from the sale of Pactiv's containerboard interest early in the second quarter of 1999.

     Income Taxes

     Pactiv's effective tax rate for the nine months ended September 30, 1999 was 48 percent, compared to 42 percent for the comparable 1998 period. The 1999 year-to-date effective tax rate reflected the effects of the reorganization and separation of Pactiv as a stand-alone company and the impact of nondeductible goodwill amortization on a lower income level. Pactiv expects the annual normalized effective tax rate to be 41 to 42 percent after 1999.

  DISCONTINUED OPERATIONS AND EXTRAORDINARY CHARGE

     Loss from discontinued operations for the nine months ended September 30, 1999, was $155 million. This included a loss on the contribution of the containerboard assets of $178 million, net of an income tax benefit of $115 million, or $1.07 per diluted common share.

     Discontinued operations generated income of $62 million for the nine months ended September 30, 1998.

     The current year's first nine months also included an extraordinary charge to cover the cost of early retirement of debt in connection with the contribution of the containerboard assets of $7 million, net of income tax benefit of $3 million, or $.04 per diluted common share.

  CHANGES IN ACCOUNTING PRINCIPLES

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use. This statement requires prospective application for fiscal years beginning after December 15, 1998. Pactiv adopted SOP 98-1 on January 1, 1999. The impact of this new standard did not have a significant effect on Pactiv's financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities to be expensed as incurred. This statement became effective for fiscal years beginning after December 15, 1998. This statement requires previously capitalized costs related to start-up activities to be expensed as a cumulative effect of a change in accounting principle when the statement is adopted. Pactiv previously capitalized costs related to the start-up of new foreign operations and its administrative service operations. Pactiv adopted SOP 98-5 on January 1, 1999, and recorded a related after-tax charge of $32 million, net of a $9 million tax benefit, or $.19 per diluted common share. This change in accounting principle decreased the loss before cumulative effect of change in accounting principle by $6 million, net of $4 million in income tax expense, or $.04 per diluted common share, for the nine months ended September 30, 1999. If the new accounting method had been applied retroactively, income before cumulative effect of change in accounting principle for the nine months ended September 30, 1998, would have been lower by $11 million, net of a $7 million income tax benefit, or $.06 per diluted common share. For the three months ended September 30, 1999, the change in accounting principle increased income before cumulative effect of change in accounting principle by $2 million (net of $2 million in income tax expense), or

$.01 per diluted common share. If the new accounting principle had been applied retroactively, income before cumulative effect of change in accounting principle for the three months ended September 30, 1998, would have been lower by $4 million (net a of $2 million income tax benefit), or $.02 per diluted common share.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes new accounting and reporting standards requiring that all derivative instruments, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless special hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset results related to the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. This statement cannot be applied retroactively and is effective for all fiscal years beginning after June 15, 2000. Pactiv is currently evaluating the new standard but has not yet determined the impact it will have on its financial position or results of operations.

  LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                               SEPTEMBER 30,   DECEMBER 31,     %
                                                   1999            1998       CHANGE
                                               -------------   ------------   ------
                                                        (MILLIONS)
Short-term debt and current maturities of
long-term debt...............................     $  457          $  595       (23%)
Long-term debt...............................      1,528           1,312        16%
Debt allocated to discontinued operations....         --             548        NM
                                                  ------          ------
     Total debt..............................      1,985           2,455       (19%)
Minority interest............................         21              14        50%
Combined equity..............................      1,383           1,776       (22%)
                                                  ------          ------
     Total capitalization....................     $3,389          $4,245       (20%)
                                                  ======          ======

     Pactiv's ratio of debt to total capitalization was 58.6 percent and 57.8 percent at September 30, 1999, and at December 31, 1998, respectively. Debt allocated from Tenneco to Pactiv declined due to the contribution by Pactiv of its containerboard assets to the joint venture.

     Equity declined as a result of distributions to Tenneco and the net loss for the first nine months, which included the loss on the containerboard assets as well as the charge associated with the plan to realign the Greenwich, Connecticut, headquarters facility. See the Statements of Changes in Combined Equity in the Combined Financial Statements of The Businesses of Pactiv Corporation contained elsewhere in this document for a description of factors affecting equity.

     Cash Flows

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1999       1998
                                                               ----       ----
                                                                 (MILLIONS)
Cash provided (used) by:
  Operating activities......................................  $    7     $ 413
  Investing activities......................................    (905)     (329)
  Financing activities......................................     913       (91)

     Cash flow provided by continuing operating activities declined by $193 million for the first nine months of 1999 compared to the same period in 1998, primarily due to higher working capital levels. This was mainly attributable to higher receivables, lower payables and a build in inventories during 1999.

     Cash flow from Pactiv's discontinued paperboard operations declined by $213 million in the first nine months of 1999 compared to the 1998 period. This was primarily attributable to the purchase of containerboard business accounts receivable in contemplation of the contribution of the containerboard business to the joint venture in April 1999. Additionally, lower linerboard and medium prices resulted in lower operating cash flow for the containerboard business.

     Excluding the effects of the discontinued paperboard operations, cash used by investing activities was lower during the first nine months of 1999 by $167 million compared to the first nine months of 1998. Reduced capital spending, lower systems related expenditures and lower acquisition activity contributed to the decline.

     As described above, Packaging borrowed approximately $1.8 billion in the second quarter of 1999 in connection with the formation of the containerboard joint venture and used approximately $1.2 billion of that amount to purchase leased assets and timber cutting rights of that business. The remaining proceeds from these borrowings, plus additional cash proceeds of approximately $306 million from the containerboard and folding carton transactions, were used to retire Tenneco's short-term debt in the second quarter. Accordingly, absent the borrowings described above, cash used by financing activities was $847 million for the first nine months of 1999.

     Packaging contributed the containerboard business and transferred responsibility for $1.8 billion in new debt to the new joint venture. The debt reduction which resulted from this contribution is shown on the statements of cash flows as a non-cash financing activity.

     CAPITAL COMMITMENTS

     Packaging estimates that expenditures aggregating approximately $110 million will be required after December 31, 1998, to complete facilities and projects authorized at that date, and substantial commitments have been made in connection with those projects.

     LIQUIDITY

     Historically, Pactiv's excess net cash flows from operating and investing activities have been used by its parent, Tenneco, to meet consolidated debt and other obligations. Conversely, when Pactiv's cash requirements have been in excess of cash flows from operations, Tenneco has utilized its consolidated credit facilities to fund Pactiv's obligations. Also, depending on market and other conditions, Pactiv has utilized external sources of capital to meet specific funding requirements. Pactiv's management believes that, after the Spin-off, Pactiv's cash flows from operations combined with available borrowing capacity under the new credit facilities described below, will generally be sufficient to meet its future capital requirements for the following year.

     Before the Spin-off, Tenneco realigned substantially all of its debt through a combination of tender offers, exchange offers, and other refinancings. Tenneco's debt realignment was financed in part by the exchange of public debt securities issued by Pactiv and borrowings by Pactiv under its new credit facilities, which are described below. At the Spin-off, Pactiv had total funded debt of approximately $2.1 billion, comprised of new public debt securities and drawings under its new credit facilities. The $164 million increase in debt at the Spin-off date from the amount that was reflected in Pactiv's September 30, 1999, financial statements resulted primarily from the payment of transaction costs associated with the Spin-off.

     The terms of the new public debt securities are substantially identical to the terms of the corresponding series of Tenneco's original securities for which they were exchanged, except that (1) Pactiv is the issuer and (2) interest rates are approximately 50 basis points higher. The terms of the new securities will not restrict Pactiv's ability to declare dividends, authorize capital expenditures, or incur additional unsecured debt.

     In addition, Pactiv has entered into a five-year, $750 million long-term revolving credit facility and a $250 million 364-day revolving credit facility in connection with the Spin-off. Initial borrowings under these facilities of $644 million at the time of the Spin-off were used to fund a portion of the debt realignment. After the Spin-off, additional borrowings may be used for general corporate purposes. These facilities do not impose any general restrictions on Pactiv's ability to declare dividends or restrict capital expenditures. They do, however, include limitations on incurring liens and subsidiary debt, disposing of all or substantially all of its assets and discontinuing its primary businesses. These facilities require Pactiv to satisfy specified financial ratios, as well as to comply with other customary covenants and agreements. Borrowings under these facilities will bear interest at a floating rate based on LIBOR, adjusted for reserve requirements, plus a specified margin, or based on a specified prime or reference rate plus a specified margin, at Pactiv's option. Borrowings under these facilities may also bear interest based on competitive bids.

     In connection with the Spin-off, Pactiv exercised its right to a one time draw under a $1.5 billion term loan agreement in the amount of $300 million. Pursuant to the terms of this agreement, Pactiv is no longer entitled to make further borrowings. The borrowing under this facility will be due 18 months after funding or upon Pactiv's sale of its remaining interest in PCA, whichever occurs first and bear interest at a floating rate based on LIBOR, adjusted for reserve requirements, plus a specified margin or based on a specified prime or reference rate plus a specific margin, at Pactiv's option. This financing includes covenants similar to those described above for the revolving credit facilities. Under certain conditions, the lender has the option to syndicate all or a portion of the loan no later than 120 days after the Spin-off, and in connection therewith and after consultation with Pactiv, could change the loan pricing, covenants, maturity, structure or other terms if advisable to ensure a successful syndication.

     Pactiv has entered into a $175 million syndicated lease facility with a third party lessor and various lenders, the proceeds of which will be used to restructure or replace certain existing operating leases and public warehouse arrangements and to facilitate additional leasing arrangements for other operating facilities. The syndicated lease facility contains customary terms and conditions, including a residual value guarantee, default provisions and financial covenants.

  YEAR 2000

     Many computer software systems, as well as some hardware and equipment utilizing date-sensitive data, were designed to use a two-digit date field. Consequently, these systems, hardware and equipment will not be able to properly recognize dates beyond the year 1999. This is referred to herein as the "Year 2000 issue". Pactiv's significant technology transformation projects have addressed the Year 2000 issue in those areas where replacement systems are being installed for other business reasons. Where existing systems and equipment are expected to remain in place beyond 1999, Pactiv has a detailed process in place to identify and assess Year 2000 issues and to remediate, replace or establish alternative procedures addressing non-Year 2000 compliant systems, hardware and equipment.

     Pactiv has substantially completed inventorying its systems and equipment, including computer systems and business applications, as well as date-sensitive technology embedded in its equipment and facilities. Pactiv continues to plan for and undertake remediation, replacement or establishment of alternative procedures for non-compliant Year 2000 systems and equipment; and test remediated, replaced or alternative procedures for systems and equipment.

     Pactiv believes that approximately 99 percent of its major business applications systems and approximately 90 percent of its manufacturing equipment are in Year 2000 compliance as of September 30, 1999. Pactiv has confirmed that none of its products are date-sensitive. Remediation, replacement or establishment of alternative procedures for systems and equipment and testing have been and are being undertaken on a business priority basis.

     Pactiv's administrative services operation is 99% complete with its Year 2000 remediation, replacement and testing activities for information technology infrastructure. Subsequent to the Spin-off, Pactiv will provide information technology infrastructure to Tenneco as part of a transition services agreement.

     Based upon current estimates, Pactiv believes that costs to address Year 2000 issues and implement the necessary changes to its existing systems and equipment, including costs incurred to date, will approximate $30 million. As of September 30, 1999, approximately $23 million of the costs had been incurred. Such expenditures are being expensed as they are incurred. Where Pactiv has determined that replacing, rather than changing, existing computer systems or equipment is more effective and efficient, particularly where additional functionality is available, related assets have been capitalized.

     Pactiv has also contacted its major suppliers, financial institutions, and others with whom it conducts business to determine whether they will be able to resolve in a timely manner Year 2000 compliance problems possibly affecting Pactiv. A majority of these entities, including critical suppliers, have responded by advising as to the status of their efforts and indicated that they expect to become Year 2000 compliant in a timely manner. Based on these responses, critical vendors have been assigned a risk rating. This process is ongoing. Pactiv intends to continue corresponding with critical high risk third parties to obtain information and updates on their Year 2000 compliance efforts, and to assess the Year 2000 readiness of new suppliers, financial institutions and others with whom it begins to conduct business.

     If Pactiv is unable to complete in a timely and cost-effective fashion the remaining remediation or replacement of critical systems or equipment not yet in compliance, or develop alternative procedures, or if those with whom Pactiv conducts business are unsuccessful in implementing timely solutions, Year 2000 issues could have a material adverse effect on Pactiv's condition or results of operations. Possible worst case scenarios include interruptions in Pactiv's ability to manufacture its products, process and ship orders, and bill and collect from customers due to internal system failures or the system failures of its suppliers or customers. Pactiv believes it will be able to resolve its own Year 2000 issues in a timely manner.

     As part of its planning and readiness activities, Pactiv is completing Year 2000 contingency plans for critical business processes such as banking, data center operations and just-in-time manufacturing operations. Contingency plans are being completed on a business unit basis, where needed, to respond to previously undetected Year 2000 problems and business interruption from suppliers. Contingency plans will include alternative suppliers, as necessary, as well as assuring the availability of key personnel at year end to address unforeseen Year 2000 problems.

  EURO CONVERSION

     The European Monetary Union resulted in the adoption of a common currency, the Euro, among eleven European nations. The Euro is being adopted over a three-year transition period which commenced on January 1, 1999. In October 1997, Tenneco established a cross-functional euro committee, comprised of representatives of Tenneco's operationing divisions, including Pactiv, as well as its corporate offices. That Committee had two principal objectives: (1) to determine the impact of the Euro on Tenneco's business operations; and (2) to recommend and facilitate implementation of those steps necessary to ensure that Tenneco would be fully prepared for the Euro's introduction. As of January 1, 1999, Pactiv had implemented those Euro conversion procedures that it had determined to be necessary and prudent to adopt by that date, and is on track to becoming fully "Euro ready" on or before the conclusion of the three-year Euro transition period. Pactiv believes that the costs associated with transitioning to the Euro will not be material to its combined financial position or the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Before the Spin-off, Tenneco realigned substantially all of its debt through a combination of tender offers, exchange offers, and other refinancings. Tenneco's debt realignment was financed in part by the exchange of public debt securities issued by Pactiv and borrowings by Pactiv under its new credit facilities. The new credit facilities carry interest rates that change with market rates of interests. See Item 2, "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity" for further information.

                                    PART II

                               OTHER INFORMATION

ITEMS 1-5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          The exhibits filed herewith are listed in the exhibit index which follows the signature page and immediately precedes the exhibits filed.

     (b) Reports on Form 8-K.

          None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PACTIV CORPORATION

                                            By:   /s/ ANDREW A. CAMPBELL
                                              ----------------------------------
                                                      Andrew A. Campbell
                                                  Vice President Finance and
                                                   Chief Financial Officer

Date: November 17, 1999

                                 EXHIBIT INDEX
                                       TO
                             QUARTERLY ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1999

      EXHIBIT
       NUMBER                            DESCRIPTION
      -------                            -----------
       2         -- Distribution Agreement by and between Tenneco Inc. and
                    Pactiv Corporation (formerly known as Tenneco Packaging
                    Inc.), (incorporated herein by reference to Exhibit 2 to
                    Pactiv Corporation's Current Report on Form 8-K dated
                    November 11, 1999, File No. 1-15157).
       3.1(a)    -- Restated Certificate of Incorporation of the registrant dated November 4, 1999.
       3.1(b)    -- Certificate of Amendment, dated November 4, 1999.
       3.1(c)    -- Certificate of Designation of Series A Junior
                    Participating Preferred Stock of Pactiv Corporation,
                    dated November 4, 1999.
       3.2       -- Amended and Restated By-laws of Pactiv Corporation
                    (formerly known as Tenneco Packaging Inc.).
       4.1       -- Specimen Stock Certificate of Pactiv Corporation Common
                    Stock.
       4.2       -- Qualified Offer Plan Rights Agreement, dated as of
                    November 4, 1999, by and between Pactiv Corporation and
                    First Chicago Trust Company of New York, as Rights Agent.
       4.3(a)    -- Indenture, dated September 29, 1999, by and between
                    Pactiv Corporation (formerly known as Tenneco Packaging
                    Inc.) and The Chase Manhattan Bank, as Trustee
                    (incorporated herein by reference to Exhibit 4.1 to
                    Tenneco Packaging Inc.'s Registration Statement on Form
                    S-4, File No. 333-82923).
       4.3(b)    -- First Supplemental Indenture, dated as of November 4,
                    1999, to Indenture dated as of September 29, 1999,
                    between the registrant and The Chase Manhattan Bank, as
                    Trustee.
       4.3(c)    -- Second Supplemental Indenture, dated as of November 4,
                    1999, to Indenture dated as of September 29, 1999,
                    between the registrant and The Chase Manhattan Bank, as
                    Trustee.
       4.3(d)    -- Third Supplemental Indenture, dated as of November 4,
                    1999, to Indenture dated as of September 29, 1999,
                    between the registrant and The Chase Manhattan Bank, as
                    Trustee.
       4.3(e)    -- Fourth Supplemental Indenture, dated as of November 4,
                    1999, to Indenture dated as of September 29, 1999,
                    between the registrant and The Chase Manhattan Bank, as
                    Trustee.
       4.3(f)    -- Fifth Supplemental Indenture, dated as of November 4,
                    1999, to Indenture dated as of September 29, 1999,
                    between the registrant and The Chase Manhattan Bank, as
                    Trustee.
       4.4       -- Registration Rights Agreement, dated as of November 4,
                    1999, by and between Pactiv Corporation (formerly known
                    as Tenneco Packaging Inc.) and the trustees under the
                    Pactiv Corporation Rabbi Trust. \
      10.1       -- Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and Pactiv Corporation
                    (formerly known as Tenneco Packaging Inc.) (incorporated
                    herein by reference to Exhibit 99.1 to Tenneco Inc.'s
                    Current Report on Form 8-K dated November 4, 1999, File
                    No. 1-12387).
      10.2       -- Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and Pactiv Corporation (formerly
                    known as Tenneco Packaging Inc.) (incorporated herein by
                    reference to Exhibit 99.2 to Tenneco Inc.'s Current
                    Report on Form 8-K dated November 4, 1999, File No.
                    1-12387).

      EXHIBIT
       NUMBER                            DESCRIPTION
      -------                            -----------
      10.3       -- Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and
                    Pactiv Corporation (formerly known as Tenneco Packaging
                    Inc.) (incorporated herein by reference to Exhibit 10.21
                    to Tenneco Automotive Inc.'s Quarterly Report on Form
                    10-Q for quarterly period ended September 30, 1999, File
                    No. 1-12387).
      10.4       -- Trademark Transition License Agreement, dated as of
                    November 4, 1999, by and between Tenneco Inc. and Pactiv
                    Corporation (formerly known as Tenneco Packaging Inc.)
      10.5       -- Pactiv Corporation (formerly known as Tenneco Packaging
                    Inc.) Executive Incentive Compensation Plan.
      10.6       -- Pactiv Corporation (formerly known as Tenneco Packaging
                    Inc.) Supplemental Executive Retirement Plan.
      10.7       -- Pactiv Corporation (formerly known as Tenneco Packaging
                    Inc.) Change in Control Severance Benefit Plan for Key
                    Executives.
      10.8       -- Pactiv Corporation (formerly known as Tenneco Packaging
                    Inc.) Deferred Compensation Plan.
      10.9       -- Pactiv Corporation (formerly known as Tenneco Packaging
                    Inc.) Stock Ownership Plan.
      10.10      -- Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport
                    News Shipbuilding Inc. (incorporated herein by reference
                    to Exhibit 10.28 of Tenneco Inc.'s Form 10, File No.
                    1-12387).
      10.11      -- Pactiv Corporation Rabbi Trust.
      10.12      -- Tenneco Rabbi Trust Agreement.
      10.13(a)   -- Contribution Agreement, dated as of January 25, 1999, by and among Tenneco Packaging Inc., PCA Holdings LLC and
                    Packaging Corporation of America (the "Contribution
                    Agreement") (incorporated herein by reference to Exhibit
                    10.30 to Tenneco Inc.'s Current Report on Form 8-K dated
                    April 12, 1999, File No. 1-12387).
      10.13(b)   -- Letter Agreement, dated as of April 12, 1999, by and
                    among Tenneco Packaging Inc., PCA Holdings LLC and
                    Packaging Corporation of America, amending the
                    Contribution Agreement (incorporated herein by reference
                    to Exhibit 10.31 to Tenneco Inc.'s Current Report on Form
                    8-K dated April 12, 1999, File No. 1-12387).
      10.14      -- Stockholders Agreement, as amended, dated as of April 12,
                    1999, by and among Tenneco Packaging Inc., PCA Holdings
                    LLC and Packaging Corporation of America (incorporated
                    herein by reference to Exhibit 10.32 to Tenneco Inc.'s
                    Current Report on Form 8-K dated April 12, 1999, File No.
                    1-12387).
      10.15      -- Registration Rights Agreement, as amended, dated as of
                    April 12, 1999, by and among Tenneco Packaging Inc., PCA
                    Holdings LLC and Packaging Corporation of America
                    (incorporated herein by reference to Exhibit 10.33 to
                    Tenneco Inc.'s Current Report on Form 8-K dated April 12,
                    1999, File No. 1-12387).
      10.16      -- Release Agreement dated as of October 18, 1999, by and
                    between Dana G. Mead and Tenneco Management Company, and
                    Modification of Release Agreement dated as of October 18,
                    1999, by and among Dana G. Mead, Tenneco Inc. and Tenneco
                    Management Company (incorporated herein by reference to
                    Exhibit 10.18 to Tenneco Automotive Inc.'s Quarterly
                    Report on Form 10-Q for quarterly period ended September
                    30, 1999, File No. 1-12387).
      10.17      -- Employment Agreement, dated as of March 11, 1997, by and between Richard L. Wambold and Tenneco Inc.

      EXHIBIT
       NUMBER                            DESCRIPTION
      -------                            -----------
      10.18      -- Short Term Credit Agreement, dated as of September 29,
                    1999, among Tenneco Packaging Inc., Bank of America,
                    N.A., as Administrative Agent, Credit Suisse First
                    Boston, as Syndication Agent, Bank One, NA and Banque
                    Nationale de Paris, as Co-Documentation Agents, and the
                    other financial institutions party thereto (incorporated
                    herein by reference to Exhibit 4.4 to Tenneco Packaging
                    Inc.'s Registration Statement on Form S-4, File No.
                    333-82923).
      10.19      -- Long Term Credit Agreement, dated as of September 29,
                    1999, among Tenneco Packaging Inc., Bank of America,
                    N.A., as Administrative Agent, Credit Suisse First
                    Boston, as Syndication Agent, Bank One, NA and Banque
                    Nationale de Paris, as Co-Documentation Agents, and the
                    other financial institutions party thereto (incorporated
                    herein by reference to Exhibit 4.3 to Tenneco Packaging
                    Inc.'s Registration Statement on Form S-4, File No.
                    333-82923).
      10.20      -- Term Loan Agreement, dated as of November 3, 1999,
                    between Pactiv Corporation (formerly known as Tenneco
                    Packaging Inc.) and Bank of America.
      10.21      -- Letter of Agreement dated September 10, 1999, by and
                    among Tenneco Inc., Bank of America, N.A., and Bank of
                    America Securities LLC, related to Term Loan Agreement,
                    dated as of November 3, 1999, by and between Pactiv
                    Corporation (formerly known as Tenneco Packaging Inc.)
                    and Bank of America.
      10.22      -- Participation Agreement, dated as of October 28, 1999,
                    among Pactiv Corporation (formerly known as Tenneco
                    Packaging Inc.), First Security Bank, N.A., Bank of
                    America, as Administrative Agent, and the other financial
                    institutions party thereto.
      11         -- None.
      12         -- Computation of Ratio of Earnings to Fixed Charges.
      15         -- None.
      18         -- None.
      22         -- None.
      23         -- None.
      24         -- None.
      27.1       -- Financial Data Schedule, September 30, 1999.
      27.2       -- Financial Data Schedule, September 30, 1998.
      28         -- None.
      99         -- None.