Form 10-K
period 1999-12-31
PACTIV CORP
filed 2000-03-29
CIK 1089976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-15157

                               PACTIV CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                  DELAWARE                                      36-2552989
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
            1900 WEST FIELD COURT                                  60045
               LAKE FOREST, IL                                  (Zip Code)
  (Address of principal executive offices)

Registrant's telephone number, including area code: (847) 482-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                           NAME OF EACH EXCHANGE
                                                                            ON WHICH REGISTERED
                  TITLE OF EACH CLASS                     --------------------------------------------------------
--------------------------------------------------------
 Common Stock ($.01 par value) and associated Preferred                   New York Stock Exchange
                 Stock Purchase Rights

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X              No  ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

       CLASS OF VOTING STOCK AND NUMBER OF SHARES                   MARKET VALUE OF COMMON STOCK HELD BY
       HELD BY NON-AFFILIATES AT JANUARY 31, 2000                              NON-AFFILIATES
--------------------------------------------------------  --------------------------------------------------------
            COMMON STOCK 167,760,834 SHARES                                   $1,551,787,715*

* Based upon the closing sale price on the Composite Tape for the Common Stock on January 31, 2000.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value), 171,524,417 shares outstanding as of January 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                           PART OF THE FORM 10-K
                        DOCUMENT                                          into which incorporated
--------------------------------------------------------  --------------------------------------------------------
  Pactiv Corporation's Definitive Proxy Statement for                             Part III
  the Annual Meeting of Shareowners to be held May 10,
                           2000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the company (as defined) and business strategies for its operations, all of which are subject to risks and uncertainties. These forward-looking statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) and phrases such as "will," "may," "anticipate," "intend," "goal," "continued," "estimate," "expect," "project," "potential," "forecast," "plans," "should," "designed to," "foreseeable future," "outlook," "believe," and "scheduled" and similar terms (and variations thereof) and phrases.

     When a forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, the company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or will be achieved or accomplished.

     The company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the following:

     Changes in Consumer Demand and Prices. Demand for certain of the company's products is cyclical. For example, demand for protective packaging is driven by trends in the building, construction, automotive and durable goods markets. Demand for certain packaging products is also subject to changes in consumer preferences. Demand for, and pricing of, the company's products are subject to economic conditions and other factors present in the various domestic and international markets where the products are sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 1999 compared with 1998" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 1998 compared with 1997."

     Changes in Prices of Raw Materials. Significant increases in the cost of certain raw materials used in the company's products, to the extent they are not timely reflected in the company's prices or mitigated through long-term supply contracts, could adversely impact the company's results. For example, the cost of plastic resin and paper materials in certain of the company's products can be volatile.

     Risks Associated with International Operations. The company operates facilities and sells products in several countries throughout the world. As a result, the company is subject to risks associated with selling and operating in foreign countries, including devaluations and fluctuations in currency exchange rates, imposition of limitations on conversion of foreign currencies into U.S. dollars, remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries, hyperinflation in foreign countries, and imposition or increase of investment and other restrictions by foreign governments.

     Other Factors. In addition to the factors described above, the company may be impacted by a number of other matters and uncertainties, including: (i) the general economic, political and competitive conditions in markets and countries where the company operates; (ii) governmental actions; (iii) changes in capital availability or costs; (iv) the cost of compliance with changes in regulations, including environmental regulations; (v) workforce factors such as strikes or labor interruptions; (vi) the company's ability to identify and make appropriate acquisitions and to integrate operations of acquired businesses quickly and in a cost-effective manner; (vii) changes by the Financial Accounting Standards Board or other accounting regulatory bodies of authoritative generally accepted accounting principles or policies; (viii) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the company's control; (ix) the company's ability to recognize forecasted savings from its restructuring programs on a timely basis; and (x) the company's ability to function as a "stand-alone" independent entity following its spin-off from Tenneco Inc.

                               TABLE OF CONTENTS

                                     PART I

Item 1.        Business....................................................    1
Item 2.        Properties..................................................    5
Item 3.        Legal Proceedings...........................................    6
Item 4.        Submission of Matters to a Vote of Security Holders.........    6
Item 4.1       Executive Officers of the Registrant........................    7

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................    8
Item 6.        Selected Financial Data.....................................    9
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results
               of Operations...............................................   10
Item 7A.       Quantitative and Qualitative Disclosures about Market
               Risk........................................................   19
Item 8.        Financial Statements and Supplementary Data.................   21
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..................................................   54

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant..........   54
Item 11.       Executive Compensation......................................   54
               Security Ownership of Certain Beneficial Owners and
Item 12.       Management..................................................   54
Item 13.       Certain Relationships and Related Transactions..............   54

                                    PART IV

               Exhibits, Financial Statement Schedules and Reports on Form
Item 14.       8-K.........................................................   54

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Pactiv Corporation (Pactiv), previously known as Tenneco Packaging Inc.
(TPI), was formerly a wholly-owned subsidiary of Tenneco Inc. (Tenneco) that was spun-off to shareowners of Tenneco on November 4, 1999 (the spin-off). Pactiv includes the assets, liabilities, and operations of Tenneco's former specialty packaging business as well as certain of Tenneco's former corporate and administrative service operations. As used herein, the terms "Pactiv" and "the company" refer to the packaging businesses and corporate and administrative service operations of Tenneco for periods prior to the spin-off, and to Pactiv for periods after the spin-off.

     The company was incorporated in the state of Delaware in 1965 under the name Packaging Corporation of America. In November 1995 the company changed its name to Tenneco Packaging Inc., and concurrent with the spin-off changed its name to Pactiv Corporation.

     Pactiv is a global supplier of specialty packaging and consumer products with 1999 revenues of $2.9 billion. As of December 31, 1999, the company operated 85 manufacturing facilities in 17 countries around the world and employed approximately 15,000 people. Pactiv's main operating segments are (a) consumer and foodservice/food packaging and (b) protective and flexible packaging. The company's consumer products include plastic, aluminum, and paper-based products, such as disposable tableware, food storage bags, waste bags and aluminum cookware. The company's foodservice/food packaging products include foam, clear plastic, aluminum, pressed paperboard, and molded fiber packaging for customers in the food distribution channel, including wholesalers and supermarkets, and customers who process and prepare food for consumption, known as food packers and processors. Protective packaging is used to protect and cushion various commercial and industrial products from the point of manufacture to the point of delivery or pick-up, and principally serves the electronics, automotive, furniture, and e-commerce markets. Flexible packaging products are mainly used in food, medical, pharmaceutical, chemical, and hygiene applications, and often involve custom design.

PRODUCTS AND MARKETS

Consumer and Foodservice/Food Packaging

     The company manufactures, markets, and sells consumer products, such as plastic storage bags for food and household items, plastic waste bags, foam and molded fiber tableware, and aluminum cookware. Many of these products are sold under such recognized brand names as Hefty(R), Baggies(R), Hefty OneZip(R), Kordite(R), and E-Z Foil(R). These products, which are typically used by consumers in their homes, are sold through a variety of retailers, including supermarkets, mass merchandisers, and other stores where consumers purchase household goods. In addition to consumer products, the company manufactures plastic zipper closures for a variety of other packaging applications.

     For foodservice customers, the company offers products to merchandize and serve both on-premises and takeout meals. These items include tableware products, such as plates, bowls, and cups, and a broad line of takeout service containers made from clear plastic, microwaveable plastic, molded fiber, paperboard, foam, and aluminum.

     The company's food packaging products are designed to protect food during distribution, aid retailers in merchandising food products, and help customers prepare and serve meals in their homes. Food packaging products for supermarkets include clear rigid display packaging for produce, deli, and bakery applications, microwaveable containers for prepared, ready-to-eat meals, plastic foam trays for meat and produce, and plastic bags for produce and bakery applications.

     For food processors, the company's products include dual-ovenable paperboard containers, molded fiber egg cartons, foam meat trays, aluminum containers, and modified atmosphere packaging, which extends the shelf life of meat products.

Protective and Flexible Packaging

     The company manufactures, markets, and sells protective packaging for use in the automotive, computer, electronic, furniture, durable goods, building, and construction industries. Pactiv's sheet foams and air encapsulated bubble products, for example, are used for cushioning and surface protection, and paperboard honeycomb and engineered foam plank products provide protection against shock, vibration, and thermal damage. Pactiv also offers padded mailers, a variety of laminated protective coverings, and customized packaging systems.

     The Company's flexible packaging products are used in consumer, medical, pharmaceutical, chemical, hygiene, and industrial applications. These products include liners for disposable diapers, wrap-around sleeves for glass and plastic bottles, polypropylene medical bags for sterile intravenous fluid delivery, modified atmosphere films, stand-up pouches, food and hygiene packaging, and surgical kits.

     The company also offers polyethylene stretch film and film and foam products for use in the construction industry.

GROWTH STRATEGY

     Pactiv has grown, and expects to continue to grow, by expanding existing businesses and through strategic acquisitions. In this connection, the company's revenues have grown from approximately $600 million in 1994 to $2.9 billion in 1999.

     The company's growth strategy is to focus on markets that have strong expansion characteristics and attractive margins. Through the company's custom design centers and broad product lines, customers are offered "material-neutral" solutions, tailored to their specific packaging needs. With this approach and the availability of worldwide geographic coverage, the company has become a primary supplier to national and international manufacturers and distributors, and has developed long-term relationships with key players in the consolidating packaging and foodservice distribution industries. These relationships are critical in identifying and penetrating new growth markets with attractive margins.

Market Presence

     Many of the company's products have strong market positions. For example, in foodservice packaging, Pactiv has the number one market share position in the United States and Canada in four of five main product categories based on unit volume. In addition, management estimates that products representing 80% of sales of the protective packaging business hold the number one or number two market share position in North America based on sales. In the United States, the company also has the leading market share position in disposable tableware, aided by the Hefty(R) brand, and Pactiv's E-Z Foil(R) brand of disposable aluminum cookware leads competition by a wide margin in both sales and market share. The breadth of the company's product lines, its ability to offer "one-stop shopping" to customers and its long-term relationships with key distributors have contributed to the attainment of these leadership positions.

New Products/Design Services

     The company further fuels growth by developing proprietary new products and value-added product line extensions, spending $40 million on research and development activities in 1999. The consumer products and foodservice/food packaging business introduced approximately sixty new products and product line extensions during the year, which included expanding the use of its patented OneZip(R) closure system into other zipper closure applications, such as Slide Rite(R) retail packaging for baby wipes and supermarket produce and deli products; adding jumbo two-gallon and sandwich bags to the Hefty(R) OneZip(R) storage and freezer bag line; and introducing proprietary modified atmosphere packaging called ActiveTech(TM), which is used by food processors to extend the shelf life of case-ready red meat.

     In the protective and flexible packaging business, where custom design services drive revenues, approximately twenty-five custom product applications were developed in 1999. Examples of recent protective and flexible packaging introductions include engineered foams; Profiles(R) products, which are foam-based materials used in various markets, such as building products and furniture, to provide custom-designed insulation, cushioning, and surface protection; high-end stand-up pouches for soups and detergents; and Propyflex(R) medical bags for fluids.

State-of-the-Art Service Capabilities

     Building on the business' broad product lines and strong relationships with national distributors, Pactiv is implementing a customer linked manufacturing
(CLM) system. CLM is a state-of-the-art production planning and order fulfillment system which reduces supply chain costs, enhances customer service, and improves productivity, providing a competitive advantage to both the company and its customers.

Productivity/Cost Reduction

     Pactiv's strong focus on improving productivity and reducing manufacturing and logistics costs is key to improving the business' profitability. For example, unit manufacturing costs have continued to decline for many products, such as rigid display packaging, foam products, and performance films.

Strategic Acquisitions

     Strategic acquisitions have been, and will continue to be, an important element of the company's growth strategy. In 1999 the company made three acquisitions and additional equity contributions to existing joint ventures totaling $24 million. Management has a successful track record of acquiring businesses and rapidly integrating them into the company. Acquisitions are pursued that strengthen brand presence; expand product offerings and markets; and offer synergies related to rationalizing product lines, reconfiguring and upgrading manufacturing capabilities, and reducing operating, selling, distribution, purchasing, and administrative costs.

MARKETING, DISTRIBUTION, AND CUSTOMERS

     Pactiv's two operating segments have a combined sales and marketing staff of approximately 500 people.

     Consumer products are sold through a direct salesforce and a national network of brokers and manufacturers' representatives.

     Foodservice and supermarket customers are primarily served through a network of independent distributors, while food packaging and processor customers are principally served through a direct salesforce, with some sales going through distributors.

     The protective and flexible packaging business sells to distributors, fabricators, and directly to end-users worldwide.

     No one customer accounted for more than 10% of the company's 1999 sales. In general, the company's backlog of orders is not material.

ANALYSIS OF SALES

     The following table sets forth information relating to sales from continuing operations. Prior to the spin-off, the combined results of the consumer and foodservice/food packaging and protective and flexible businesses were reported under the specialty packaging segment by Tenneco. During the fourth quarter of 1999 the company modified the composition of its operating segments because of changes in its management-reporting structure triggered by the spin-off. Segment information for 1998 and 1997 has been restated to conform with current segment presentation.

SALES

                                                   1999            1998            1997
                                               -------------   -------------   -------------
($ IN MILLIONS)
Consumer and foodservice/food packaging......  $2,074    71%   $1,985    71%   $1,966    77%
Protective and flexible packaging............     847    29%      800    29%      587    23%
Other........................................      --    --         6    --        10    --
                                               ------   ---    ------   ---    ------   ---
          Total..............................  $2,921   100%   $2,791   100%   $2,563   100%
                                               ------   ---    ------   ---    ------   ---

     See note 19 to the financial statements for additional segment and geographic information.

COMPETITION

     Pactiv conducts business in markets that are highly competitive and faces substantial competition in all of its product lines from numerous global, national, and regional companies, ranging from the largest packaging companies to small, emerging enterprises. Some competitors have greater financial and other resources than Pactiv, while others are significantly smaller with lower fixed costs and more operating flexibility. In general, success in acquiring business is dependent on price, quality, service, response time, and order fulfillment. In addition, competitors use a variety of packaging materials and structures, and serve different geographic regions through various distribution channels.

INTERNATIONAL

     Pactiv has facilities and sells products in countries throughout the world. As a result, it is subject to various risks, such as fluctuations in foreign currency exchange rates, limitations on conversion of foreign currencies into U.S. dollars, restrictions on remittance of dividends and other payments by foreign subsidiaries, withholding and other taxes on remittances by foreign subsidiaries, hyperinflation in foreign countries, and restrictions on investments in foreign countries. See note 19 to the financial statements for additional information regarding the company's international operations.

RAW MATERIALS

     Plastic resins, such as polystyrene, polyethylene, polypropylene and polyvinyl chloride, aluminum, paperboard, and recycled fiber are the principal raw materials used by the company. Approximately 80% of Pactiv's revenues comes from products made from different types of plastics. In general, these raw materials are readily available from a wide variety of suppliers. Raw material prices can be volatile, and are a function of, among other things, the availability of production capacity and oil and other material costs. The supply of raw materials was adequate in 1999, and is expected to remain that way in 2000.

ENVIRONMENTAL REGULATION

     Pactiv is subject to existing and potential federal, state, local, and foreign legislation controlling air emissions. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of a variety of environmental and pollution control measures. Although management believes that laws and regulations promulgated to date have not had a material adverse effect on the company there can be no assurance that future legislative or regulatory efforts or initiatives would not have a material adverse effect on the company.

OTHER

     As of December 31, 1999, Pactiv employed approximately 15,000 people, 14% of whom were covered by collective bargaining agreements. One of those agreements, covering a total of 273 employees, is scheduled for renegotiation in 2000. In Europe and the Middle East, approximately 2,350 employees are governed by works councils. Management believes that employee relations are generally satisfactory.

     The company owns a number of U.S. and foreign patents and trademarks and other intellectual property relating to its products which are important to their manufacture, marketing, and distribution.

     Pactiv's administrative service operations utilize numerous software licenses and operate computer equipment. These operations provide the following services: financial accounting, employee benefits administration, payroll processing, accounts payable, information systems support, telecommunications, and disaster recovery support. The company continues to provide some of these services to certain former affiliates of Tenneco through contractual arrangements.

     In December 1999 Pactiv sold certain assets of its administrative service operations to Exult Inc. (Exult), and entered into an agreement under which Exult will provide certain administrative services to the company. Exult also entered into an agreement to provide certain services to Tenneco Automotive Inc., a former affiliate, which previously were provided by Pactiv.

     In April 1999 the company contributed its containerboard packaging business to a new joint venture, called Packaging Corporation of America (PCA), in which the company retained a 45% common equity interest (which was subsequently reduced to approximately 43% as a result of equity issued to its management). In June 1999 the company sold its folding carton business, which represented the balance of its paperboard packaging segment, for $73 million. In February 2000 Pactiv sold most of its interest in PCA for $398 million, which was primarily used to reduce debt, retaining a 6% equity interest in PCA. See note 2 to the financial statements for additional information.

     In December 1999 the company entered into an agreement to sell its aluminum foil reroll facility in Clayton, New Jersey, and its aluminum packer processer facility in Shelbyville, Kentucky. This sale closed in January 2000.

ITEM 2. PROPERTIES.

HEADQUARTERS LOCATION

     Pactiv leases its executive offices which are located at 1900 West Field Court, Lake Forest, Illinois 60045. Its telephone number at that address is
(847) 482-2000.

MANUFACTURING AND ENGINEERING FACILITIES

     In North America, Pactiv operates sixty-three facilities in twenty-one states, Canada, and Mexico. Plastic and aluminum foodservice and consumer products, stretch films, and building products are manufactured at twenty-five plants. The protective packaging business converts paperboard into honeycomb products at twelve plants. Sixteen plants apply extrusion, foaming, and converting technologies to produce clear, foamed, flexible, or rigid plastic protective packaging from polystyrene, polyethylene and polypropylene, and kraft papers. Molded fiber packaging is produced at seven locations, and tooling for molded fiber plants is manufactured at one location. Ovenable paperboard products are manufactured at two facilities. A research and development center for food packaging and process development is located in Canandaigua, New York. Design centers and process development operations for protective and flexible packaging are located in Buffalo Grove, Illinois, Grand Rapids and Troy, Michigan, Atlanta, Georgia and Santa Fe Springs, California. In addition, the company participates in two North American joint ventures, Sentinel Polyolefin LLC and Pactiv de Mexico, S.A. de CV.

     Pactiv owns twenty-two international manufacturing facilities. Eleven protective packaging plants in Belgium, England, France, Germany, Italy, The Netherlands, Poland, Spain, and Hungary make plastic air encapsulated bubble and foam sheet products, including mailers. Five flexible packaging plants in Egypt and Germany make flexible films, bags, labels, pouches, printed and converted paper bags, and disposable medical packaging. Omni-Pac, a European subsidiary, produces cushioning and molded fiber packaging in Elsfleth, Germany, and Great Yarmouth, England. Single-use thermoformed plastic food containers and films are manufactured at four facilities in England, Scotland, and Wales. In addition, Pactiv operates or participates in several international joint ventures, including a folding carton operation in Dongguan, China, a recycling venture in Budapest, Hungary, and a corrugated converting operation in Shaoxing, China.

     Management believes that substantially all of its plants and equipment generally are well maintained and in good operating condition.

     The company is of the opinion that it generally has satisfactory title to properties owned and used in its businesses, subject to certain liens which do not materially detract from the value or use of the properties.

ITEM 3. LEGAL PROCEEDINGS.

     In May 1999 Tenneco, the company, and a number of containerboard manufacturers were named as defendants in a civil class-action antitrust lawsuit pending in the United States district court for the Eastern District of Pennsylvania. Pactiv also was named as a defendant in a related class-action antitrust lawsuit. The lawsuits allege that the defendants conspired to raise linerboard prices for corrugated containers and corrugated sheets from October 1, 1993, through November 30, 1995, in violation of Section 1 of the Sherman Act. The lawsuits seek treble damages in an unspecified amount, plus attorney fees. The company's management believes that the allegations have no merit, is vigorously defending the claims, and believes that the outcome will not have a material adverse effect on the company's financial position or results of operations. As between Tenneco and Pactiv, Pactiv is responsible for defending the claims and for any liability resulting therefrom.

     See note 3 to the financial statements for information about potential environmental liabilities.

     The company and its subsidiaries are parties to various other legal proceedings arising from their operations. The company believes that the outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the executive officers of the company at April 1, 2000, the positions held by such officers, and the date appointed to such positions:

                NAME (AGE)                                  POSITION                   DATE APPOINTED
                ----------                  ----------------------------------------   --------------
Richard L. Wambold (48)...................  Chairman                                   March 2000
                                            President                                  June 1999
                                            Chief Executive Officer                    November 1999
Andrew A. Campbell (54)...................  Vice President, Finance and Chief          October 1999
                                            Financial Officer
James V. Faulkner, Jr. (56)...............  Vice President and                         January 1995
                                            General Counsel
Peter J. Lazaredes (49)...................  Vice President and General                 February 2000
                                            Manager, Foodservice, Supermarket and
                                            Institutional Packaging
James D. Morris (46)......................  Vice President and General                 February 2000
                                            Manager, Protective and
                                            Flexible Packaging

     During the past five years each of the executive officers has been continuously engaged in the business of the company in the positions indicated, except as follows:

     (1) Mr. Wambold was Executive Vice President and General Manager of the company's specialty packaging and consumer products business units from June 1997 to May 1999, and prior to that was Vice President and General Manager of such units.

     (2) Prior to joining the company, Mr. Campbell served as Acting Chief Financial Officer and Financial Consultant of Foamex International Inc. from May to September 1999. From December 1998 until May 1999, Mr. Campbell pursued personal interests. Prior to that, he was Executive Vice President, Finance and Administration and Chief Financial Officer of Dominick's Supermarkets Inc. from July to November 1998 and Senior Vice President, Finance and Chief Financial Officer of Safety Kleen Corporation from April 1997 to June 1998. From June 1996 to March 1997, he managed his own investments. Prior to that, Mr. Campbell was President and Director of Duplex Products, Inc. from June 1995 to May 1996, and Vice President, Finance and Chief Financial Officer of that company from November 1994 to May 1995.

     (3) From 1996, when he joined the company, until being appointed to his current position, Mr. Lazaredes held various senior management positions in the company's specialty packaging unit, with responsibility for marketing and sales of rigid and flexible containers for the foodservice and institutional markets, and, from 1992 to 1996, served as General Manager of Amoco Foam Products Company's tableware business.

     (4) From 1995 until assuming his current responsibilities, Mr. Morris held various senior management positions in the company's specialty packaging unit, with responsibility for manufacturing, engineering, and product development, as well as sales, marketing, and business planning for the food packaging/processor operations.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS.

     The outstanding shares of common stock ($0.01 par value) of Pactiv are listed on the New York Stock Exchange (NYSE).

     The stock began "regular way" trading on the NYSE on November 5, 1999 (the business day immediately following the spin-off). The high and low stock price and dividends paid per share of stock were as follows:

                                                 SALE PRICE
                                               ---------------   DIVIDENDS
                                                HIGH     LOW       PAID
                                               ------   ------   ---------
Fourth quarter 1999..........................  $14.50   $ 9.31    $   --

     As of January 31, 2000, there were approximately 73,689 holders of record of the company's common stock, including brokers and other nominees.

     Dividend declarations are at the discretion of the company's board of directors. The company does not intend to declare a dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

 (AMOUNTS IN MILLIONS, EXCEPT PER-SHARE DATA)       1999           1998           1997           1996           1995
      FOR THE YEARS ENDED DECEMBER 31(A)        ------------   ------------   ------------   ------------   ------------
STATEMENT OF INCOME (LOSS)
  Sales
    Consumer and foodservice/food packaging...  $      2,074   $      1,985   $      1,966   $      1,713   $        676
    Protective and flexible packaging.........           847            800            587            274            169
    Other.....................................            --              6             10             --             --
                                                ------------   ------------   ------------   ------------   ------------
        Total.................................  $      2,921   $      2,791   $      2,563   $      1,987   $        845
                                                ------------   ------------   ------------   ------------   ------------
  Income (loss) from continuing operations
    before interest expense, income taxes, and
    minority interest.........................           (13)           283            306            234             33
  Interest expense............................           146            133            124            102             91
  Income tax expense (benefit)................           (47)            67             75             67             (3)
  Minority interest...........................            --              1              1             --             --
                                                ------------   ------------   ------------   ------------   ------------
  Income (loss) from continuing operations....          (112)            82            106             65            (55)
  Income (loss) from discontinued operations,
    net of income tax.........................          (193)            57             21             71            224
  Extraordinary loss, net of income tax.......            (7)            --             --             (2)            --
  Cumulative effect of changes in accounting
    principles, net of income tax.............           (32)            --            (38)            --             --
                                                ------------   ------------   ------------   ------------   ------------
  Net income (loss)...........................  $       (344)  $        139   $         89   $        134   $        169
                                                ------------   ------------   ------------   ------------   ------------
Average number of shares outstanding
  Basic.......................................       167.405        168.506        170.265        169.609        172.764
  Diluted.....................................       167.663        168.835        170.802        170.526        173.512
Earnings (loss) per share
  Basic
    Continuing operations.....................  $      (0.67)  $       0.49   $       0.63   $       0.38   $      (0.32)
    Discontinued operations...................         (1.15)          0.34           0.12           0.42           1.30
    Extraordinary loss........................         (0.04)            --             --          (0.01)            --
    Cumulative effect of changes in accounting
      principles..............................         (0.19)            --          (0.23)            --             --
                                                ------------   ------------   ------------   ------------   ------------
                                                $      (2.05)  $       0.83   $       0.52   $       0.79   $       0.98
                                                ------------   ------------   ------------   ------------   ------------
  Diluted
    Continuing operations.....................  $      (0.67)  $       0.49   $       0.63   $       0.38   $      (0.32)
    Discontinued operations...................         (1.15)          0.34           0.12           0.42           1.29
    Extraordinary loss........................         (0.04)            --             --          (0.01)            --
    Cumulative effect of changes in accounting
      principles..............................         (0.19)            --          (0.23)            --             --
                                                ------------   ------------   ------------   ------------   ------------
                                                $      (2.05)  $       0.83   $       0.52   $       0.79   $       0.97
                                                ------------   ------------   ------------   ------------   ------------
STATEMENT OF FINANCIAL POSITION
  Net assets of discontinued operations.......  $        195   $        366   $        423   $        459   $        393
  Total assets................................         4,588          4,798          4,618          4,028          3,358
  Short-term debt.............................           325            595            158            123            205
  Long-term debt..............................         1,741          1,312          1,492          1,073            880
  Debt allocated to discontinued operations...            --            548            473            394            369
  Minority interest...........................            20             14             15             --             --
  Shareowners' equity.........................         1,350          1,776          1,839          1,843          1,531
STATEMENT OF CASH FLOWS
  Cash provided (used) by operating
    activities................................  $        (31)  $        577   $        405   $        263   $        479
  Cash used by investing activities...........          (994)          (514)          (654)          (669)        (1,791)
  Cash provided (used) by financing
    activities................................         1,030            (67)           239            399          1,327
  Capital expenditures for continuing
    operations................................          (173)          (194)          (229)          (216)          (265)

(a) During the periods presented, the company completed numerous acquisitions, the most significant of which were the acquisitions of Mobil Plastics for $1.3 billion in November 1995, Amoco Foam Products for $310 million in August 1996, and the protective and flexible packaging businesses of N.V. Koninklijke KNP BT for $380 million in April 1997.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     On November 4, 1999, in connection with a corporate reorganization, Pactiv Corporation's former parent company, Tenneco Inc., (Tenneco) and its subsidiaries completed various intercompany transfers and distributions designed to restructure and separate their then-existing businesses, assets, liabilities, and operations so that, among other things, the packaging businesses and certain corporate and administrative service operations of Tenneco would be owned by Pactiv Corporation (Pactiv). Tenneco subsequently distributed pro rata to holders of its common stock all of the outstanding common stock of Pactiv (the spin-off). Prior to the spin-off, Pactiv was named Tenneco Packaging Inc. (TPI).

     As used herein, the term "company" or "Pactiv" refers, for periods prior to the spin-off, to TPI and certain other subsidiaries through which Tenneco conducted its packaging businesses, and, for periods after the spin-off, to Pactiv and its consolidated subsidiaries.

     Prior to the spin-off, all of the outstanding common stock of the company was owned directly or indirectly by Tenneco. The financial statements in this report present the results of operations, financial position, and cash flows of the company as if it were a separate entity for all periods. The former parent's historical basis in the assets and liabilities of the company has been carried over to Pactiv. All per-share information is presented on a diluted basis, unless otherwise noted.

     The company's operating segments include:

     Consumer and foodservice/food packaging, which relates to the manufacture and sale of disposable plastic, molded fiber, pressed paperboard, and aluminum packaging products for the consumer, foodservice, and food packaging markets.

     Protective and flexible packaging, which relates to the manufacture and sale of plastic, paperboard, and molded fiber protective and flexible packaging products. Major markets served by protective packaging products include electronics, automotive, furniture, and e-commerce, whereas flexible packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications.

     Other, which primarily relates to corporate and administrative service operations and pension plan income and expense.

STRATEGIC REALIGNMENT

     In July 1998, Tenneco's board of directors authorized management to develop a broad range of strategic alternatives to separate its automotive, paperboard packaging, and specialty packaging businesses. Subsequently, Tenneco completed the following actions:

     - In January 1999, Tenneco reached an agreement to contribute the containerboard assets of its paperboard packaging operation to a new joint venture with Madison Dearborn Partners, Inc. called Packaging Corporation of America (PCA). For the contribution, which was completed in April 1999, Pactiv received approximately $2 billion in the form of cash and the assumption of debt, and retained a 45% equity interest in PCA (subsequently reduced to 43% as a result of equity issued to management) which was valued at approximately $200 million.

     - In April 1999, Tenneco reached an agreement to sell the paperboard packaging operation's remaining business, its folding carton operation, to Caraustar Industries for $73 million. This transaction closed in June 1999.

     - Also in April 1999, Tenneco's board of directors approved the spin-off.

     - In June 1999, Tenneco's board of directors authorized the specialty packaging business to sell its remaining interest in PCA. Approximately 85% of this interest was sold by Pactiv in February 2000 for net proceeds of $398 million through a registered public offering.

     - In August 1999, Tenneco received a letter ruling from the Internal Revenue Service that the spin-off would be considered to be a tax-free event for U.S. federal income tax purposes.

     - On November 4, 1999, Tenneco completed the spin-off by issuing a dividend of the common stock of Pactiv to Tenneco shareowners.

     The paperboard packaging segment is classified as a discontinued operation in the financial statements included in this report. See note 7 to the financial statements for further information.

     Before the spin-off, Tenneco realigned substantially all of its existing debt through a combination of tender offers, exchange offers, and other refinancings. The realignment was financed through borrowings by Tenneco Automotive (formerly Tenneco, which changed its name to Tenneco Automotive Inc. in connection with the spin-off) under a new credit facility, the issuance by Tenneco Automotive of subordinated debt, Pactiv's issuance of public debt, and borrowings by Pactiv under new credit facilities.

     At the spin-off date, Pactiv had total funded debt of $2.1 billion, comprised of new public-debt securities and drawings under its credit facilities. Pactiv's debt is rated as investment grade by both Standard & Poor's and Moody's. The debt is described in more detail in note 8 to the financial statements.

     In connection with the spin-off, Pactiv entered into certain contractual arrangements with Tenneco Automotive, including separate distribution, tax-sharing, human-resource, insurance, and transition-service agreements. These agreements specify, among other things, that the company will provide administrative services relating to information systems, payroll, accounts payable, benefits administration, accounting, cash management, and employee travel to Tenneco Automotive for a specified period of time based on contractual fee arrangements.

UNUSUAL ITEMS

  Restructuring and Other

     In the fourth quarter of 1998, a restructuring plan was approved to reduce administrative and operating costs. As a result, Pactiv recorded a pre-tax charge against income from continuing operations of $32 million ($20 million after tax, or $0.12 per share). The restructuring plan involved the elimination of production lines at two plants, which was expected to result in the reduction of 104 positions; exiting four joint ventures; and the elimination of 184 administrative positions in business units and at corporate headquarters. All related actions have been substantially completed and were executed in accordance with the company's initial plan. As a result of this restructuring, a total of 252 positions were eliminated as of December 31, 1999.

     In the first quarter of 1999, a plan was adopted to realign company functions in connection with the contribution of the containerboard assets to the PCA joint venture, and to close Tenneco's headquarters facility in Greenwich, Connecticut. This plan, for which a $29 million pre-tax charge ($17 million after tax, or $0.10 per share) was recorded, included the elimination of approximately forty positions. Approximately $30 million was received in the second quarter of 1999 related to the sale of the Greenwich facility. These restructuring actions were completed in 1999 and were executed in accordance with the company's initial plan.

     In the fourth quarter of 1999, Pactiv adopted an extensive restructuring plan to exit non-core businesses and to reduce overhead costs. As a result, the company recorded a $154 million charge ($91 million after tax, or $0.54 per share). This charge was related to (1) the sale of the company's forest products and aluminum foil container businesses in Europe ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999, and the sale of certain assets of the company's administrative service operations and corporate aircraft operations ($10 million); (2) impairment of long-lived assets held for use in the company's packaging polyethylene business ($68 million); and
(3) severance costs ($8 million) associated with the elimination of 161 positions, primarily in the company's international operations. The impairment of the packaging polyethylene business assets was recorded following completion of an evaluation of strategic alternatives for this business and represented the difference between the carrying value of the assets and their forecasted discounted future cash flows.

     In total, Pactiv expects to realize annual savings of $75 million upon completion of the 1998 and 1999 restructuring actions. Of this, an estimated $30 million was realized in 1999, and an additional $45 million is anticipated in 2000 ($40 million) and 2001 ($5 million).

     See note 4 to the financial statements for additional information on restructuring and other actions.

  Spin-off Transaction Costs

     In the fourth quarter of 1999, the company recorded transaction costs related to the spin-off which reduced income before interest expense, income taxes, and minority interest, net income, and earnings per share by $136 million, $96 million, and $0.57, respectively. These costs were related to special curtailment and termination benefits for former Tenneco employees ($72 million), professional services performed in connection with the spin-off ($49 million), and separation from Tenneco operations ($15 million).

YEAR 1999 COMPARED WITH 1998

  RESULTS OF CONTINUING OPERATIONS

     Sales

     Details of sales were as follows:

                                                             1999      1998     CHANGE
                                                            ------    ------    ------
(DOLLARS IN MILLIONS)
Consumer and foodservice/food packaging...................  $2,074    $1,985     4.5%
Protective and flexible packaging.........................     847       800     5.9
Other.....................................................      --         6      --
                                                            ------    ------
          Total...........................................  $2,921    $2,791     4.7%
                                                            ------    ------

     Sales in 1999 grew 4.7%, to $2.9 billion, reflecting unit volume growth of 7%. Excluding the negative impact of foreign-currency exchange rates, sales increased 5.5%. Sales growth was lower than unit volume gains because of a decline in selling prices in the first half of 1999.

     Sales of the consumer and foodservice/food packaging business advanced 4.5% in 1999, principally driven by unit volume increases of 7%. In 1999, sales of protective and flexible products increased 5.9%, primarily as a result of unit volume growth of 10%. Excluding the negative impact of foreign-currency exchange, sales of the protective and flexible business grew 8.9%.

     Operating Income (Income (Loss) before Interest Expense, Income Taxes, and Minority Interest)

     Operating income by segment appears below.

                                                              1999    1998   CHANGE
                                                              -----   ----   ------
(DOLLARS IN MILLIONS)
Consumer and foodservice/food packaging.....................  $ 192   $268   (28.4)%
Protective and flexible packaging...........................     (2)    60      --
Other.......................................................   (203)   (45)     --
                                                              -----   ----
          Total.............................................  $ (13)  $283      --%
                                                              -----   ----

     The $13 million operating loss in 1999 included restructuring and other charges of $183 million and spin-off transaction expenses of $136 million. Operating income in 1998 was $283 million, which included restructuring charges of $32 million. Excluding the effect of these unusual items, operating income by segment was as follows:

                                                              1999   1998   CHANGE
                                                              ----   ----   ------
(DOLLARS IN MILLIONS)
Consumer and foodservice/food packaging.....................  $258   $277    (6.9)%
Protective and flexible packaging...........................    75     69     8.7
Other.......................................................   (27)   (31)   12.9
                                                              ----   ----
          Total.............................................  $306   $315    (2.9)%
                                                              ----   ----

     Excluding the impact of unusual items, operating income was $306 million in 1999, a decline of 2.9% from the prior year. The favorable impact of 7% unit volume growth and restructuring savings in 1999 was more than offset by the decline in the spread between selling prices and material costs (principally polyethylene resin) which lowered gross margin as a percent of sales to 26.6% from 28.1% in 1998. In addition, operating income in 1999 was negatively impacted by higher operating costs for the corporate data center.

     Consumer and foodservice/food packaging operating income declined 6.9% in 1999, as the favorable impact of 7% unit volume growth was more than offset by a decline in margins because of the rapid escalation of raw material costs.

     Protective and flexible packaging operating income increased 8.7% in 1999, principally because of a 10% growth in unit volume and the positive effect of cost-reduction initiatives. Excluding the negative impact of foreign-currency exchange, operating income improved 13% in 1999.

     The operating loss in the other segment was reduced to $27 million in 1999 from $31 million in 1998, as a result of reductions in corporate overhead costs and higher pension income, partially offset by an increase in expenses associated with operating the corporate data center.

     Interest Expense, Net of Interest Capitalized

     Prior to the spin-off, corporate debt of Tenneco and related interest expense had been allocated to Pactiv, and changes in allocated debt and after-tax allocated interest costs were recorded as a component of Pactiv's combined equity.

     Interest expense from continuing operations increased from $133 million in 1998 to $146 million in 1999. The $13 million increase in 1999 was driven by higher allocated corporate debt, as well as interest costs related to the realignment of debt in connection with the spin-off.

     Income Taxes

     Pactiv's effective tax rate for 1999 was 29.6% (benefit), compared with 44.7% for 1998. The company's income tax benefit in 1999 ($47 million) was principally attributable to the previously discussed restructuring and other charges and spin-off transaction expenses. Excluding these items, the effective tax rate for 1999 was 43.3%, compared with 43.4% for 1998.

     Income (Loss) from Continuing Operations

     The company recorded a net loss from continuing operations of $112 million ($0.67 per share) in 1999, compared with net income of $82 million ($0.49 per share) the previous year. Excluding the restructuring and other charges and spin-off transaction costs, net income for 1999 was $93 million ($0.55 per share), while 1998's net income was $102 million ($0.61 per share).

  DISCONTINUED OPERATIONS AND EXTRAORDINARY CHARGE

     For 1999, the loss from discontinued operations, net of income tax, was $193 million ($1.15 per share), which was comprised principally of an after-tax loss on the sales of the paperboard packaging operations of $206 million, which included the recording of a $53 million loss ($37 million after tax) in the fourth quarter of the year, reflecting events which occurred after the sales related to the final settlement of working capital, revisions to actuarially determined estimates of pension plan curtailment costs, and changes in estimates regarding retained liabilities.

     Discontinued operations generated after-tax income of $57 million for the year ended December 31, 1998, primarily driven by favorable containerboard pricing in the paperboard packaging business.

     In 1999, an extraordinary after-tax charge of $7 million ($0.04 per share) was recorded as a result of the early retirement of debt in connection with the contribution of the containerboard assets to PCA.

  LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

     Details of the company's capital structure appear below.

                                                                 1999            1998
                 DECEMBER 31 (IN MILLIONS)                   ------------    ------------
Short-term debt, including current maturities of long-term
  debt.....................................................     $  325          $  595
Long-term debt.............................................      1,741           1,312
Debt allocated to discontinued operations..................         --             548
                                                                ------          ------
          Total debt.......................................      2,066           2,455
Minority interest..........................................         20              14
Shareowners' equity........................................      1,350           1,776
                                                                ------          ------
          Total capitalization.............................     $3,436          $4,245
                                                                ------          ------

     Pactiv's ratio of debt to total capitalization was 60.1% and 57.8% at December 31, 1999 and December 31, 1998, respectively. Total debt declined in 1999 as a result of the contribution by Pactiv of its containerboard assets to the PCA joint venture.

     Equity declined in 1999 as a result of distributions made to Tenneco and the net loss recorded for the year, which included the loss on containerboard assets contributed to PCA, as well as the restructuring and other charges and the spin-off transaction costs discussed previously. See the statement of changes in shareowners' equity for additional information.

     Cash Flows

     A summary of cash flows appears below.

                                                               1999    1998
                       (IN MILLIONS)                          ------   -----
Cash provided (used) by:
  Operating activities......................................  $  (31)  $ 577
  Investing activities......................................    (994)   (514)
  Financing activities......................................   1,030     (67)

     Cash used by operating activities was $31 million in 1999, while $577 million was generated from operations in 1998. The $608 million decrease in 1999 was comprised of $341 million from continuing operations and $267 million from discontinued operations. The decrease in cash from continuing operations was primarily driven by restructuring and spin-off transaction payments, as well as increases in working capital. The decline in cash from discontinued operations was principally attributable to the repurchase of accounts receivable of the containerboard business previously sold to a third party in connection with the formation of the PCA joint venture, as well as a decline in containerboard sales because of lower linerboard and medium prices.

     Investing activities used $994 million of cash in 1999, an increase of $480 million from 1998's level. This increase was driven by the purchase of assets used by the containerboard business in contemplation of their contribution to the PCA joint venture, partially offset by lower spending on acquisitions and capital projects, and by proceeds from the sale of other businesses.

     Pactiv borrowed $1.8 billion in the second quarter of 1999 in connection with the formation of the PCA joint venture, and used $1.2 billion of the proceeds to acquire assets used by the containerboard business under operating leases and timber cutting rights, and to purchase accounts receivable of this business that had previously been sold to a third party. The remaining proceeds ($600 million) from this borrowing, together with $306 million in cash received from the sale of the containerboard and folding carton businesses, were used to retire Tenneco's short-term debt. Excluding these transactions, cash provided by financing activities was $724 million for 1999.

     Responsibility for the $1.8 billion in debt discussed in the previous paragraph was transferred to PCA in connection with the formation of the containerboard joint venture. This reduction of debt is shown in the statement of cash flows as a non-cash financing activity.

     Capital Commitments

     The company estimates that expenditures aggregating approximately $103 million will be required after December 31, 1999, to complete projects authorized at that date, and for which substantial commitments have been made.

     Liquidity

     Before the spin-off, Tenneco realigned substantially all of its debt through a combination of tender offers, exchange offers, and other refinancings. The realignment was financed, in part, by the exchange of Pactiv public-debt securities for Tenneco public-debt securities, and borrowings by Pactiv under new credit facilities, which are described below. At the date of the spin-off, Pactiv had total funded debt of $2.1 billion, comprised of new public-debt securities and drawings under its credit facilities.

     Pactiv's management believes that cash flows from operations, combined with available borrowing capacity under its credit facilities, will generally be sufficient to meet capital requirements.

     Former Tenneco notes and debentures with an aggregate principal amount of $1.2 billion were exchanged, in a non-cash transaction, for new public-debt securities of Pactiv, which were recorded based on the fair value of the debt on the date of exchange. The terms of Pactiv's public-debt securities are similar to the terms of the series of Tenneco's original securities for which they were exchanged, except that interest rates are approximately 50 basis points higher. The terms of the new securities will not restrict Pactiv's ability to declare dividends, authorize capital expenditures, or incur additional unsecured debt.

     Pactiv entered into a five-year, $750 million revolving-credit agreement and a 364-day, $250 million revolving-credit agreement in connection with the spin-off. Borrowings under these facilities of $644 million at the time of the spin-off were used to fund a portion of the debt realignment. These facilities do not impose any restriction on Pactiv's ability to declare dividends or make capital investments. They do, however, include limitations related to liens, subsidiary debt, disposing of all or substantially all of the company's assets, and discontinuing Pactiv's primary businesses. These agreements require Pactiv to comply with financial and other customary covenants, the most restrictive of which are requirements related to the ratio of debt to earnings before interest, taxes, depreciation, and amortization (EBITDA), and the ratio of EBITDA to interest expense. None of these items are expected to limit the company's ability to operate its business in the ordinary course. At Pactiv's option, borrowings under the facilities bear interest at a floating rate based on LIBOR, adjusted for reserve requirements, plus a specified margin, or based on a specified prime or reference rate. Borrowings under these facilities may also bear interest based on competitive bids.

     At the time of the spin-off, Pactiv exercised its right to make a one-time draw under a $1.5 billion term-loan agreement in the amount of $300 million at a floating interest rate based on LIBOR, adjusted for reserve requirements, plus a specified margin. As a result of the sale of the majority of Pactiv's interest in PCA on February 2, 2000, all amounts borrowed under this facility were subsequently repaid.

     Pactiv entered into a $175 million syndicated-lease agreement with a third-party lessor and various lenders, a portion of which was used to restructure or replace certain existing operating leases and public warehouse arrangements, with the balance to be used to facilitate additional leasing arrangements for other operating facilities. The syndicated-lease facility contains customary terms and conditions, including residual-value guarantees, default provisions, and financial covenants.

YEAR 1998 COMPARED WITH 1997

  RESULTS OF CONTINUING OPERATIONS

     Sales

     Detail of sales were as follows:

                                                              1998     1997    CHANGE
                   (DOLLARS IN MILLIONS)                     ------   ------   ------
Consumer and foodservice/food packaging....................  $1,985   $1,966      0.9%
Protective and flexible packaging..........................     800      587     36.3
Other......................................................       6       10    (40.0)
                                                             ------   ------
          Total............................................  $2,791   $2,563      8.9%
                                                             ------   ------

     Sales were $2.8 billion in 1998, up 8.9% from 1997. This increase was primarily attributable to the impact ($199 million) on sales of the protective and flexible packaging segment of the acquisition of N.V. Koninklijke KNP BT (KNP BT) in April 1997 and Richter Manufacturing in April 1998.

     Operating Income (Income (Loss) before interest expense, income taxes, and minority interest)

     Operating income by segment appears below.

                                                              1998   1997   CHANGE
                   (DOLLARS IN MILLIONS)                      ----   ----   ------
Consumer and foodservice/food packaging.....................  $268   $253    5.9%
Protective and flexible packaging...........................    60     55    9.1
Other.......................................................   (45)    (2)    --
                                                              ----   ----
          Total.............................................  $283   $306   (7.5)%
                                                              ----   ----

     Excluding the impact of restructuring charges of $32 million in 1998, segment operating income was as follows:

                                                              1998   1997   CHANGE
                   (DOLLARS IN MILLIONS)                      ----   ----   ------
Consumer and foodservice/food packaging.....................  $277   $253     9.5%
Protective and flexible packaging...........................    69     55    25.5
Other.......................................................   (31)    (2)     --
                                                              ----   ----
          Total.............................................  $315   $306     2.9%
                                                              ----   ----

     Excluding the effect of restructuring charges, 1998 operating income was $315 million, up 2.9% from the prior year. This rise was principally driven by the impact of the previously discussed acquisitions on results of the protective and flexible segment, as well as by higher unit volumes, primarily in Hefty OneZip(R), foodservice foam, and consumer tableware products, and lower expenses at Pactiv's administrative service operations. Partially offsetting these items was the effect of one-time expenses associated with information systems projects in the business units and increased costs related to data center consolidation actions.

     Interest Expense, Net of Interest Capitalized

     Interest expense for 1998 was $133 million, 7.3% higher than in 1997, primarily because of an increase in corporate debt allocated by Tenneco.

     Income Taxes

     Pactiv's effective tax rate for 1998 was 44.7%, compared with 41.2% for 1997. The tax rate was higher than the statutory rate in both periods primarily because of the impact of state and local income taxes.

     Income from Continuing Operations

     Income from continuing operations for 1998 and 1997 was $82 million ($0.49 per share) and $106 million ($0.63 per share), respectively. Excluding restructuring charges, income for 1998 was $102 million ($0.61 per share), $4 million (3.8%) lower than 1997.

  DISCONTINUED OPERATIONS

     Income from discontinued operations (paperboard packaging business) was $57 million ($0.34 per share) in 1998, up from $21 million ($0.12 per share) in 1997, primarily because of improved containerboard pricing.

  LIQUIDITY AND CAPITAL RESOURCES
     Capitalization

     Details of the company's capital structure appear below.

                                                               1998     1997
                 DECEMBER 31 (IN MILLIONS)                    ------   ------
Short-term debt, including current maturities of long-term
  debt......................................................  $  595   $  158
Long-term debt..............................................   1,312    1,492
Debt allocated to discontinued operations...................     548      473
                                                              ------   ------
          Total debt........................................   2,455    2,123
Minority interest...........................................      14       15
Shareowners' equity.........................................   1,776    1,839
                                                              ------   ------
          Total capitalization..............................  $4,245   $3,977
                                                              ------   ------

     Pactiv's debt to capitalization ratio was 57.8% at December 31, 1998, compared with 53.4% at December 31, 1997. The increase in 1998 was principally attributable to the increase in allocated corporate debt from Tenneco and the decline in equity.

     Cash Flows

     A summary of sources and uses of cash is shown in the following table.

                                                              1998    1997
                       (IN MILLIONS)                          -----   -----
Cash provided (used) by:
  Operating activities......................................  $ 577   $ 405
  Investing activities......................................   (514)   (654)
  Financing activities......................................    (67)    239

     Cash provided by operating activities increased to $577 million in 1998 from $405 million in 1997. The $172 million increase in 1998 was comprised of $74 million from continuing operations and $98 million from discontinued operations. The increase from continuing operations was primarily attributable to working capital, which decreased slightly in 1998, but increased significantly in 1997 to support the growth in sales from 1996 levels. Cash generated by discontinued operations improved because of higher earnings in 1998, primarily resulting from higher containerboard pricing.

     Investing activities used $514 million of cash in 1998, down $140 million from 1997's level, primarily because of lower spending on acquisitions, partially offset by higher capital expenditures related to discontinued operations, which primarily reflected the acquisition of leased timberlands in contemplation of the PCA joint venture formation. Acquisitions in 1998 included Champion International's dual-ovenable paperboard tray manufacturing facility in Belvidere, Illinois; Richter Manufacturing; and the protective-packaging assets of Sentinel Products Corporation. The principal acquisition in 1997 was the protective and flexible packaging businesses of KNP BT.

     Financing activities used $67 million of cash in 1998, compared with providing $239 million in 1997. The $306 million change occurred primarily because Pactiv distributed $56 million to Tenneco in 1998, while $331 million was contributed to Pactiv by Tenneco in 1997.

CHANGES IN ACCOUNTING PRINCIPLES

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes new accounting and reporting standards requiring that all derivative instruments, including such instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. FAS No. 133 will become effective for fiscal years beginning after June 15, 2000. Pactiv is currently evaluating the new standard, but has not yet determined the impact, if any, it will have on its financial position or results of operations.

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs of start-up activities be expensed as incurred. This statement became effective for fiscal years beginning after December 15, 1998. SOP 98-5 required that previously capitalized costs related to start-up activities be expensed as a cumulative effect of changes in accounting principles upon adoption. The company adopted SOP 98-5 on January 1, 1999, and recorded a related after-tax charge of $32 million (net of a $9 million tax benefit), or $0.19 per share, pertaining to previously capitalized start-up costs of its foreign operations and its administrative service operations. If the new accounting method had been applied retroactively, net income for the years ended December 31, 1998 and 1997 would have been lower by $14 million (net of a $8 million tax benefit), or $0.08 per share, and $7 million (net of a $3 million tax benefit), or $0.04 per share, respectively.

     In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use and required prospective application for fiscal years beginning after December 15, 1998. The impact of this new standard, which the company adopted on January 1, 1999, did not have a significant effect on Pactiv's financial position or results of operations.

     In the fourth quarter of 1997, Pactiv adopted the FASB's EITF Issue 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation, and recorded a related after-tax charge of $38 million (net of a $24 million tax benefit), or $0.23 per share. This charge was reported as a cumulative effect of changes in accounting principles. EITF Issue 97-13 establishes the accounting treatment and allocation methodology to be used for consulting and other costs incurred in connection with information technology transformation activities.

  YEAR 2000

     Pactiv initiated a Year 2000 compliance program to ensure that its information systems and other date-sensitive equipment continue uninterrupted into the Year 2000. All of the company's essential processes and systems were compliant with Year 2000 requirements by the end of 1999. Pactiv did not experience any Year 2000 consequences that affected the company's financial position, liquidity, or results of operations, and did not experience any disruptions as a result of Year 2000 issues at its major vendors and customers. The company will continue to monitor Year 2000 issues during the year as other critical dates approach. Contingency plans are in place to cover any problems that might arise at a later date. This multi-year program was executed in accordance with the company's initial plan, and the total cost was approximately $22 million.

EURO CONVERSION

     The formation of the European Monetary Union resulted in the adoption of a common currency, the euro, among eleven European nations. The euro is being adopted over a three-year transition period which commenced on January 1, 1999. Pactiv believes it is on course to becoming fully "euro ready" on or before the conclusion of the three-year period. The company believes that the costs associated with transitioning to the euro will not be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

DERIVATIVE FINANCIAL INSTRUMENTS

     The company is exposed to market risks related to changes in foreign currency-exchange rates, interest rates, and commodity prices. To manage these risks, the company, from time to time, enters into various hedging contracts in accordance with the company's policies and procedures. The company does not use hedging instruments for trading purposes, and is not a party to any transactions involving leveraged derivatives.

  Foreign Currency Exchange

     The company uses foreign-currency forward contracts to hedge its exposure to adverse changes in exchange rates, primarily related to the European euro, British pound, and Canadian dollar. Hedging is accomplished through the use of financial instruments, with related gains or losses offsetting gains or losses on underlying assets or liabilities.

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at December 31, 1999, all of which will mature in 2000.

      (IN MILLIONS, EXCEPT SETTLEMENT RATES)
      --------------------------------------           NOTIONAL AMOUNT     WEIGHTED-AVERAGE   NOTIONAL AMOUNT
                                                     IN FOREIGN CURRENCY   SETTLEMENT RATE    IN U.S. DOLLARS
                                                     -------------------   ----------------   ---------------
European euros    --   Purchase...................             5                 1.006             $   5
                  --   Sell.......................          (190)                1.006              (191)
Canadian dollars  --   Purchase...................             3                 0.690                 2
                  --   Sell.......................           (15)                0.690               (10)
British pounds    --   Purchase...................            37                 1.615                59
                  --   Sell.......................           (37)                1.615               (60)
U.S. dollars      --   Purchase...................           224                 1.000               224
                  --   Sell.......................           (20)                1.000               (20)

  Interest Rates

     Following the realignment of debt in connection with the spin-off, the company is exposed to interest-rate risk on certain of its debt instruments. Pactiv utilizes revolving-credit and term-loan facilities that bear interest at a floating rate based on LIBOR. The amount outstanding under these facilities aggregated $861 million at December 31, 1999. In addition, the company has issued public-debt securities with original maturity dates ranging from six to twenty-eight years that have fixed interest rates. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the debt at that time.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest rate risks.

                                                      ESTIMATED MATURITY DATES
                                       ------------------------------------------------------
(IN MILLIONS)                          2000   2001   2002   2003   2004   THEREAFTER   TOTAL
-------------                          ----   ----   ----   ----   ----   ----------   ------
FACILITIES WITH FLOATING INTEREST
  RATES BASED ON LIBOR
Term-loan facility..................   $300     --     --     --     --           --   $  300
Five-year revolving-credit
  facility..........................     --     --     --     --    561           --      561
DEBT SECURITIES WITH FIXED INTEREST
  RATES
Long-term debt securities...........      4      4      4      2      2        1,177    1,193

     Inasmuch as the company's debt was issued in November 1999, its book and fair value were considered to be approximately the same as of December 31, 1999.

     Interest-rate risk management is accomplished through the use of swaps to create synthetic-debt instruments. In conjunction with the debt realignment, the company entered into an interest-rate swap to hedge its exposure to interest-rate movements. The company settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

  Commodities

     The company purchases commodities, such as resin, paper, and aluminum, at market prices and does not currently use financial instruments to hedge commodity prices.

     In December 1999, the company entered into a five-year agreement with one of its vendors to exclusively purchase certain materials at prices within a specified range. The agreement does not include minimum purchase commitments.

     The statements and other information (including the tables) in this section constitute forward looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX TO THE FINANCIAL STATEMENTS OF PACTIV CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of independent public accountants....................   22
Statement of income (loss) for each of the three years in
  the period ended December 31, 1999........................   23
Statement of financial position at December 31, 1999 and
  1998......................................................   24
Statement of cash flows for each of the three years in the
  period ended December 31, 1999............................   25
Statement of changes in shareowners' equity for each of the
  three years in the period ended December 31, 1999.........   26
Statement of comprehensive income (loss) for each of the
  three years in the period ended December 31, 1999.........   27
Notes to financial statements...............................   28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
  and Shareowners,
Pactiv Corporation:

     We have audited the accompanying statements of financial position of Pactiv Corporation (a Delaware corporation) and consolidated subsidiaries as of December 31, 1999 and 1998, and the related statements of income (loss), cash flows, changes in shareowners' equity and comprehensive income (loss) for each of the three years ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pactiv Corporation and consolidated subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years ended December 31, 1999, in conformity with generally accepted accounting principles.

     As explained in note 3 to the financial statements, effective January 1, 1999, the company changed its method of accounting for the costs of start-up activities, and effective December 1, 1997, it changed its method of accounting for certain costs incurred in connection with information technology transformation projects.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois
February 22, 2000

STATEMENT OF INCOME (LOSS)

(IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA)
FOR THE YEARS ENDED DECEMBER 31                          1999           1998           1997
-------------------------------                      ------------   ------------   ------------
                                                      (COMBINED)     (COMBINED)     (COMBINED)
REVENUES
  Sales
     Consumer and foodservice/food packaging.......  $      2,074   $      1,985   $      1,966
     Protective and flexible packaging.............           847            800            587
     Other.........................................            --              6             10
                                                     ------------   ------------   ------------
                                                            2,921          2,791          2,563
  Loss on sale of businesses and assets, net.......           (12)            (9)            --
  Other income, net................................             4              6              6
                                                     ------------   ------------   ------------
                                                            2,913          2,788          2,569
                                                     ------------   ------------   ------------
COSTS AND EXPENSES
  Cost of sales (excluding depreciation and
     amortization shown below).....................         1,993          1,866          1,779
  Engineering, research, and development...........            37             33             34
  Selling, general, and administrative.............           393            399            287
  Depreciation and amortization....................           184            175            163
  Restructuring and other..........................           183             32             --
  Spin-off transaction.............................           136             --             --
                                                     ------------   ------------   ------------
                                                            2,926          2,505          2,263
                                                     ------------   ------------   ------------
INCOME (LOSS) BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST.....................           (13)           283            306
     Interest expense, net of interest
       capitalized.................................           146            133            124
     Income tax expense (benefit)..................           (47)            67             75
     Minority interest.............................            --              1              1
                                                     ------------   ------------   ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........          (112)            82            106
Income (loss) from discontinued operations, net of
  income tax.......................................          (193)            57             21
                                                     ------------   ------------   ------------
Income (loss) before extraordinary loss............          (305)           139            127
Extraordinary loss, net of income tax..............            (7)            --             --
                                                     ------------   ------------   ------------
Income (loss) before cumulative effect of changes
  in accounting principles.........................          (312)           139            127
Cumulative effect of changes in accounting
  principles, net of income tax....................           (32)            --            (38)
                                                     ------------   ------------   ------------
NET INCOME (LOSS)..................................  $       (344)  $        139   $         89
                                                     ------------   ------------   ------------
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding
  Basic............................................   167,405,315    168,505,573    170,264,731
  Diluted..........................................   167,663,438    168,834,531    170,801,636
Basic earnings (loss) per share of common stock
  Continuing operations............................  $      (0.67)  $       0.49   $       0.63
  Discontinued operations..........................         (1.15)          0.34           0.12
  Extraordinary loss...............................         (0.04)            --             --
  Cumulative effect of changes in accounting
     principles....................................         (0.19)            --          (0.23)
                                                     ------------   ------------   ------------
                                                     $      (2.05)  $       0.83   $       0.52
                                                     ------------   ------------   ------------
Diluted earnings (loss) per share of common stock
  Continuing operations............................  $      (0.67)  $       0.49   $       0.63
  Discontinued operations..........................         (1.15)          0.34           0.12
  Extraordinary loss...............................         (0.04)            --             --
  Cumulative effect of changes in accounting
     principles....................................         (0.19)            --          (0.23)
                                                     ------------   ------------   ------------
                                                     $      (2.05)  $       0.83   $       0.52
                                                     ------------   ------------   ------------

The accompanying notes to financial statements are an integral part of this statement.

STATEMENT OF FINANCIAL POSITION

AT DECEMBER 31 ($ IN MILLIONS)                                       1999            1998
------------------------------                                  --------------    ----------
                                                                (CONSOLIDATED)    (COMBINED)
ASSETS
Current assets
  Cash and temporary cash investments.......................        $   12          $    7
  Accounts and notes receivable
    Trade, less allowances of $11 million in 1999 and
     1998...................................................           279             336
    Affiliated companies....................................            --              44
    Income taxes............................................            30              15
    Other...................................................            42              52
  Inventories...............................................           429             412
  Deferred income taxes.....................................            50               6
  Prepayments and other.....................................            24              45
                                                                    ------          ------
  Total current assets                                                 866             917
                                                                    ------          ------
Property, plant, and equipment, net.........................         1,396           1,556
                                                                    ------          ------
Other assets
  Goodwill and intangibles, net.............................           981           1,052
  Deferred income taxes.....................................            40              --
  Pension assets............................................           941             742
  Other.....................................................           169             165
                                                                    ------          ------
  Total other assets                                                 2,131           1,959
                                                                    ------          ------
  Net assets of discontinued operations.....................           195             366
                                                                    ------          ------
  TOTAL ASSETS                                                      $4,588          $4,798
                                                                    ------          ------
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
    debt....................................................        $  325          $  595
  Accounts payable
    Trade...................................................           265             255
    Affiliated companies....................................            --               6
  Taxes accrued.............................................            30              13
  Interest accrued..........................................            17              --
  Accrued liabilities.......................................           188             188
  Other.....................................................            95              85
                                                                    ------          ------
  Total current liabilities                                            920           1,142
                                                                    ------          ------
Long-term debt..............................................         1,741           1,312
                                                                    ------          ------
Deferred income taxes.......................................           321             291
                                                                    ------          ------
Post-retirement benefits....................................           140             163
                                                                    ------          ------
Deferred credits and other liabilities......................            96             100
                                                                    ------          ------
Minority interest...........................................            20              14
                                                                    ------          ------
Shareowners' equity
  Common stock (168,372,798 shares outstanding in 1999).....             2              --
  Investment of former parent (Tenneco Inc.)................            --           1,776
  Premium on common stock and other capital surplus.........         1,468              --
  Accumulated other comprehensive loss......................           (24)             --
  Retained deficit..........................................           (96)             --
                                                                    ------          ------
  Total shareowners' equity.................................         1,350           1,776
                                                                    ------          ------
  TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                         $4,588          $4,798
                                                                    ------          ------

The accompanying notes to financial statements are an integral part of this statement.

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31 (IN MILLIONS)                    1999         1998         1997
---------------------------------------------                 ----------   ----------   ----------
                                                              (COMBINED)   (COMBINED)   (COMBINED)
OPERATING ACTIVITIES
Income (loss) from continuing operations....................   $  (112)     $    82      $   106
Adjustments to reconcile income (loss) from continuing
  operations to cash provided (used) by continuing
  operations
    Depreciation and amortization...........................       184          175          163
    Deferred income taxes...................................        --           77          118
    Loss on sale of businesses and assets, net..............        12            9           --
    Restructuring and other.................................       183           32           --
    Pension income..........................................       (86)         (65)         (72)
    Allocated interest, net of tax..........................        72           85           78
    Changes in components of working capital
       (Increase) decrease in receivables...................        17           28           (1)
       (Increase) decrease in inventories...................       (30)           8          (12)
       Increase in prepayments and other current assets.....        (3)          (1)         (30)
       Decrease in accounts payable.........................       (13)         (13)         (44)
       Decrease in taxes accrued............................      (110)         (23)         (36)
       Increase (decrease) in interest accrued..............        16           --           (1)
       Increase (decrease) in other current liabilities.....       (18)          35           (5)
    Other...................................................       (81)         (57)          34
                                                               -------      -------      -------
Cash provided by continuing operations......................        31          372          298
Cash provided (used) by discontinued operations.............       (62)         205          107
                                                               -------      -------      -------
Cash provided (used) by operating activities................       (31)         577          405
                                                               -------      -------      -------
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....       254           --           10
Net proceeds from sale of businesses and assets.............        81           22           14
Expenditures for property, plant, and equipment.............      (173)        (194)        (229)
Acquisitions of businesses and assets.......................       (24)        (101)        (285)
Expenditures for property, plant, and equipment and business
  acquisitions of discontinued operations...................    (1,129)        (203)        (108)
Investments and other.......................................        (3)         (38)         (56)
                                                               -------      -------      -------
Cash used by investing activities...........................      (994)        (514)        (654)
                                                               -------      -------      -------
FINANCING ACTIVITIES
Issuance of long-term debt..................................     2,261            3            4
Retirement of long-term debt................................       (30)         (18)         (18)
Net increase (decrease) in short-term debt, excluding
  current maturities of long-term debt......................       293            4          (78)
Cash contributions from (distributions to) former parent
  (Tenneco, Inc.)...........................................    (1,494)         (56)         331
                                                               -------      -------      -------
Cash provided (used) by financing activities................     1,030          (67)         239
                                                               -------      -------      -------
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................        --           --           (1)
                                                               -------      -------      -------
Increase (decrease) in cash and temporary cash
  investments...............................................         5           (4)         (11)
Cash and temporary cash investments, January 1..............         7           11           22
                                                               -------      -------      -------
Cash and temporary cash investments, December 31............   $    12      $     7      $    11
                                                               -------      -------      -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year for interest..........................   $    21      $     6      $     9
Cash paid during year for income taxes, net.................        53           21          (68)
NON-CASH INVESTING AND FINANCING ACTIVITIES
Equity interest received in connection with sale of
  containerboard business...................................       194           --           --
Principal amount of long-term debt assumed by buyers of
  containerboard business...................................     1,760           --           --
Principal amount of long-term debt issued at spin-off.......     1,174           --           --

The accompanying notes to financial statements are an integral part of this statement.

STATEMENT OF CHANGES IN SHAREOWNERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31 (IN MILLIONS)                      1999           1998         1997
---------------------------------------------                 --------------   ----------   ----------
                                                              (CONSOLIDATED)   (COMBINED)   (COMBINED)
CONSOLIDATED SHAREOWNERS' EQUITY
COMMON STOCK
Balance, November 5.........................................     $    --
Issued pursuant to spin-off (168.373 shares)................           2
                                                                 -------
Balance, December 31 (168.373 shares).......................           2
                                                                 -------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance, November 5.........................................          --
Premium on common stock issued pursuant to spin-off.........       1,468
                                                                 -------
Balance, December 31........................................       1,468
                                                                 -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, November 5.........................................          --
Reclassification of accumulated other comprehensive loss
  pursuant to spin-off......................................         (22)
Other comprehensive loss....................................          (2)
                                                                 -------
Balance, December 31........................................         (24)
                                                                 -------
RETAINED DEFICIT
Balance, November 5.........................................          --
Net loss....................................................         (96)
                                                                 -------
Balance, December 31........................................         (96)
                                                                 -------
TOTAL CONSOLIDATED SHAREOWNERS' EQUITY, DECEMBER 31.........     $ 1,350
                                                                 -------
COMBINED SHAREOWNERS' EQUITY
Balance, January 1..........................................     $ 1,776         $1,839       $1,843
Net income (loss)...........................................        (248)           139           89
Other comprehensive income (loss)...........................         (23)            22          (24)
Allocated interest, net of tax..............................          86            111          102
Change in allocated debt from former parent (Tenneco
  Inc.).....................................................          15           (333)        (549)
Cash contributions from (distributions to) former parent....      (1,494)           (56)         331
Non-cash contributions from former parent...................       1,336             54           47
Reclassification of accumulated other comprehensive loss
  pursuant to spin-off......................................          22             --           --
Issuance of common stock in connection with spin-off........      (1,470)            --           --
                                                                 -------         ------       ------
Total combined shareowners' equity, December 31.............     $    --         $1,776       $1,839
                                                                 -------         ------       ------

The accompanying notes to financial statements are an integral part of this statement.

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                           1999                            1998                    1997
FOR THE YEARS ENDED DECEMBER 31 (IN MILLIONS)           (COMBINED)                      (COMBINED)              (COMBINED)
---------------------------------------------  -----------------------------   -----------------------------   -------------
                                                ACCUMULATED                     ACCUMULATED                     ACCUMULATED
                                                   OTHER                           OTHER                           OTHER
                                               COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                  INCOME          INCOME          INCOME          INCOME          INCOME
                                               -------------   -------------   -------------   -------------   -------------
NET INCOME (LOSS)...                                               $(344)                          $139
                                                                   -----                           ----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance, January 1...                            $  3                            $(21)                           $  3
  Translation of foreign-currency
    statements...                                   (26)             (26)            24              24             (25)
  Hedges of net investment in foreign
    subsidiaries...                                  --               --             --              --               2
  Income tax expense...                              --               --             --              --              (1)
                                                   ----                            ----                            ----
  Balance, December 31...                           (23)                              3                             (21)
                                                   ----                            ----                            ----
  ADDITIONAL MINIMUM PENSION LIABILITY
    ADJUSTMENT
  Balance, January 1...                              (2)                             --                              --
  Additional minimum pension liability
    adjustment...                                     3                3             (4)             (4)             --
  Income tax benefit (expense)...                    (2)              (2)             2               2              --
                                                   ----                            ----                            ----
  Balance, December 31...                            (1)                             (2)                             --
                                                   ----                            ----                            ----
  BALANCE, DECEMBER 31...                          $(24)                           $  1                            $(21)
                                                   ----            -----           ----            ----            ----
OTHER COMPREHENSIVE INCOME (LOSS)...                                 (25)                            22
                                                                   -----                           ----
COMPREHENSIVE INCOME (LOSS)...                                     $(369)                          $161
                                                                   -----                           ----

                                                   1997
FOR THE YEARS ENDED DECEMBER 31 (IN MILLIONS)   (COMBINED)
---------------------------------------------  -------------

                                               COMPREHENSIVE
                                                  INCOME
                                               -------------
NET INCOME (LOSS)...                               $ 89
                                                   ----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance, January 1...
  Translation of foreign-currency
    statements...                                   (25)
  Hedges of net investment in foreign
    subsidiaries...                                   2
  Income tax expense...                              (1)
  Balance, December 31...
  ADDITIONAL MINIMUM PENSION LIABILITY
    ADJUSTMENT
  Balance, January 1...
  Additional minimum pension liability
    adjustment...                                    --
  Income tax benefit (expense)...                    --
  Balance, December 31...
  BALANCE, DECEMBER 31...
                                                   ----
OTHER COMPREHENSIVE INCOME (LOSS)...                (24)
                                                   ----
COMPREHENSIVE INCOME (LOSS)...                     $ 65
                                                   ----

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     On November 4, 1999, in connection with a corporate reorganization, Pactiv Corporation's former parent company, Tenneco Inc. (Tenneco) and its subsidiaries completed various intercompany transfers and distributions designed to restructure and separate their then existing businesses, assets, liabilities, and operations so that, among other things, the packaging businesses and certain corporate and administrative service operations of Tenneco would be owned by Pactiv Corporation (Pactiv). Tenneco subsequently distributed pro rata to holders of its common stock all of the outstanding common stock of Pactiv (the spin-off). Prior to the spin-off, Pactiv was named Tenneco Packaging Inc. (TPI).

     As used herein, the term "company" or "Pactiv" refers, for periods prior to the spin-off, to TPI and certain other subsidiaries through which Tenneco conducted its packaging businesses, and, for periods after the spin-off, to Pactiv and its consolidated subsidiaries.

     Prior to the spin-off, all of the outstanding common stock of the company was owned directly or indirectly by Tenneco. The financial statements present the results of operations, financial position, and cash flows of the company as if it were a separate entity for all periods. The former parent's historical basis in the assets and liabilities of the company has been carried over to Pactiv. All per-share information is presented on a diluted basis, unless otherwise noted.

     The accompanying statement of financial position is presented on a consolidated basis at December 31, 1999. All other financial statements are presented on a combined basis.

2. STRATEGIC REALIGNMENT

     In July 1998, Tenneco's board of directors authorized management to develop a broad range of strategic alternatives to separate its automotive, paperboard packaging, and specialty packaging businesses. Subsequently, Tenneco completed the following actions:

     - In January 1999, Tenneco reached an agreement to contribute the containerboard assets of its paperboard packaging operation to a new joint venture with Madison Dearborn Partners, Inc. called Packaging Corporation of America (PCA). For the contribution, which was completed in April 1999, Pactiv received approximately $2 billion in the form of cash and debt assumption, and retained a 45% equity interest in PCA (subsequently reduced to 43% as a result of equity issued to management) which was valued at approximately $200 million.

     - In April 1999, Tenneco reached an agreement to sell the paperboard packaging segment's remaining business, its folding carton operation, to Caraustar Industries for $73 million. This transaction closed in June 1999.

     - Also in April 1999, Tenneco's board of directors approved the spin-off.

     - In June 1999, Tenneco's board of directors authorized the specialty packaging business to sell its interest in PCA. Approximately 85% of this interest was sold by Pactiv in February 2000 for net proceeds of $398 million through a registered public offering.

     - In August 1999, Tenneco received a letter ruling from the Internal Revenue Service that the spin-off would be considered to be a tax-free event for U.S. federal income tax purposes.

     - On November 4, 1999, Tenneco completed the spin-off by issuing a dividend of the common stock of Pactiv to Tenneco shareowners.

     The paperboard packaging segment is classified as a discontinued operation in the financial statements. See note 7 for further information.

     Before the spin-off, Tenneco realigned substantially all of its existing debt through a combination of tender offers, exchange offers, and other refinancings. The realignment was financed through borrowings by

Tenneco Automotive (formerly Tenneco, which changed its name to Tenneco Automotive Inc. in connection with the spin-off) under a new credit facility, the issuance by Tenneco Automotive of subordinated debt, Pactiv's issuance of public debt, and borrowings by Pactiv under new credit facilities.

     At the spin-off date, Pactiv had total funded debt of $2.1 billion, comprised of new public-debt securities and drawings under its credit facilities. Pactiv's debt is rated as investment grade by both Standard & Poor's and Moody's. The debt is described in more detail in note 8.

     In connection with the spin-off, Pactiv has entered into certain contractual arrangements with Tenneco Automotive, including separate distribution, tax-sharing, human-resource, insurance, and transition-service agreements. These agreements specify, among other things, that the company will provide administrative services related to information systems, payroll, accounts payable, benefits administration, accounting, cash management, and employee travel to Tenneco Automotive for a specified period of time based on contractual fee arrangements.

3. SUMMARY OF ACCOUNTING POLICIES

  Consolidation

     The financial statements of the company include all majority-owned subsidiaries. Investments in 20% to 50% owned companies, where Pactiv has the ability to exert significant influence over operating and financial policies, are carried at cost plus equity in undistributed earnings since date of acquisition. All significant intercompany transactions are eliminated.

  Cash and Temporary Cash Investments

     The company defines cash and temporary cash investments as checking accounts, money-market accounts, certificates of deposit, and U.S. Treasury notes having an original maturity of ninety days or less.

  Accounts and Notes Receivable

     The company sells trade receivables ($122 million and $140 million at December 31, 1999 and 1998, respectively) to a third party in the ordinary course of business. Such sales are reflected as a reduction of accounts and notes receivable in the statement of financial position, and receipt of related proceeds are included in cash provided (used) by operating activities in the statement of cash flows.

  Inventories

     Inventories are stated at the lower of cost or market. A portion of inventories (52% and 61% at December 31, 1999 and 1998, respectively) is valued using the last-in, first-out (LIFO) method of accounting. All other inventories are valued using first-in, first-out (FIFO) or average-cost methods. If FIFO or average-cost methods had been used for all inventories, the total balance at December 31, 1999 and 1998, would have been lower by $9 million and $30 million, respectively.

  Property, Plant, and Equipment, Net

     Depreciation is recorded on a straight-line basis over the estimated useful lives of assets. Useful lives range from 10 to 40 years for buildings and improvements, and from three to twenty-five years for machinery and equipment.

     The company currently expenses start-up costs as incurred. Prior to January 1, 1999, certain start-up expenditures were capitalized and amortized over periods ranging from three to five years. Capitalized start-up costs, net of amortization, at December 31, 1998 were $41 million.

     The company capitalizes certain costs related to the purchase and development of software used in its business. Such costs are amortized over their estimated useful lives, ranging from three to twelve years, based on various factors. Capitalized software development costs, net of amortization, were $77 million and $140 million at December 31, 1999 and 1998, respectively. The decrease in 1999 was primarily attributable to the spin-off and asset sales.

     The Company periodically re-evaluates carrying values and estimated useful lives of long-lived assets to determine whether current facts and circumstances warrant adjustments. The company uses estimates of undiscounted cash flows from long-lived assets in determining whether the book value of such assets are recoverable over their remaining useful lives.

  Goodwill and Intangibles, Net

     Goodwill is amortized on a straight-line basis over forty years. The company has capitalized certain intangible assets, primarily trademarks and patents, based on their estimated fair value at the time of acquisition. Amortization of these assets is recorded on a straight-line basis over periods ranging from five to forty years.

  Other Long-Term Assets

     The company established a grantor trust to fund certain compensation and supplemental retirement benefits payable to former employees of Tenneco. This funding was established through the issuance of debt at the time of the spin-off. Unpaid benefits were $57 million at December 31, 1999. Offsetting liabilities are included in deferred credits and other liabilities in the statement of financial position.

     Pactiv has a 50% interest in a U.S. joint venture with Sentinel Products Corporation which manufactures and distributes cross-linked, polyolefin-foam products. Capital contributions to the joint venture were $8 million and $9 million in 1999 and 1998, respectively. At December 31, 1998, Pactiv also had a 37% joint-venture interest in Zhejiana Tenneco Corrugated Packaging Co. Ltd., located in China. During 1999, the company contributed additional capital to the joint venture in exchange for an increase in ownership to 63%. As a result, the joint venture was included in the company's financial statements on a consolidated basis in 1999.

  Environmental Liabilities

     Expenditures for ongoing compliance with environmental regulations that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed as incurred. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and that costs can be reasonably estimated. Estimates of liabilities are based on currently available facts, existing technology, and current laws and regulations, taking into consideration the likely effects of inflation and other factors. All available evidence is considered, including prior experience in remediation of contaminated sites, other companies' clean-up experience, and data released by the United States Environmental Protection Agency or other organizations. Estimated liabilities are subject to revision in subsequent periods based on actual costs or new information. Liabilities are included in the statement of financial position at their undiscounted amounts.

  Revenue Recognition

     The company recognizes revenue as products are shipped to customers.

  General and Administrative Expenses

     Included in costs and expenses under selling, general, and administrative(SG&A) in the statement of income (loss) for 1999, 1998, and 1997 were expenses totaling $43 million, $60 million, and $49 million, respectively, for the company's share of Tenneco's corporate, general, and administrative costs related to legal, financial, communications, and other services. Also included in the SG&A category for 1999, 1998, and 1997 were costs aggregating $53 million, $53 million, and $22 million, respectively, related to corporate administrative services which were not allocated by Tenneco to its business units.

     Prior to the spin-off, the allocation of Tenneco's corporate general and administrative expenses was based on estimated levels of effort devoted to Tenneco's various operations and the relative size of those operations based on revenues, gross property value, and payroll, which Pactiv's management believes was reasonable.

  Research and Development

     Research and development costs, which are expensed as incurred, totaled $40 million, $25 million, and $29 million for 1999, 1998, and 1997, respectively.

  Advertising

     Advertising costs are generally expensed in the year in which the advertising first takes place.

  Income Taxes

     The company utilizes the liability method of accounting for income taxes, whereby it recognizes deferred-tax assets and liabilities for the future tax consequences of temporary timing differences between the tax basis of assets and liabilities and the corresponding amounts reported in the financial statements. Deferred-tax assets are reduced by a valuation allowance when, based on management's estimates, it is more likely than not that a portion of deferred-tax assets will not be realized in a future period. Estimates utilized in the recognition of deferred-tax assets are subject to revision in subsequent periods based on new facts or circumstances.

     The company does not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries, as it is the present intention of management to reinvest those earnings in its foreign operations. Unremitted earnings of foreign subsidiaries totaled $70 million at December 31, 1999. It is not practicable to determine the amount of U.S. federal income taxes that would be payable if those earnings were remitted.

     Pactiv and Tenneco Automotive have entered into an agreement to file a consolidated U.S. federal income tax return for all periods prior to the spin-off. This agreement provides, among other things, that each company in a taxable income position will be charged an amount equivalent to what its U.S. federal income tax would be if computed on a separate-return basis, and that each company in a tax-loss position will be reimbursed currently. The income-tax amounts reflected in the financial statements of Pactiv under the provisions of this arrangement are not materially different from what they would have been if determined on a separate-return basis.

     Liability for foreign income taxes is generally allocated to the legal entity on which such taxes are imposed. In the case of state income taxes, Pactiv is liable for paying its own taxes in states where returns are filed separately. In states where returns are filed on a combined basis, liability is allocated in a manner similar to that for federal income tax.

  Changes in Accounting Principles

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes new accounting and reporting standards requiring that all derivative instruments, including such instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. FAS No. 133 will become effective for fiscal years beginning after June 15, 2000. Pactiv is currently evaluating the new standard, but has not yet determined the impact, if any, it will have on its financial position or results of operations.

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs of start-up activities be expensed as incurred. This statement became effective for fiscal years beginning after December 15, 1998. SOP 98-5 required that previously capitalized costs related to start-up activities be expensed as a cumulative effect of changes in accounting principles upon adoption. The company adopted SOP 98-5 on January 1, 1999, and recorded a related after-tax charge of $32 million (net of a $9 million tax benefit), or $0.19 per share, pertaining to previously capitalized start-up costs of its foreign operations and its administrative service operations. If the new accounting method had been applied retroactively, net income for the years ended December 31, 1998 and 1997 would have been lower by $14 million (net of a $8 million tax benefit), or $0.08 per share, and $7 million (net of a $3 million tax benefit), or $0.04 per share, respectively.

     In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which establishes new accounting and reporting standards for the costs of computer software developed or obtained for internal use, and required prospective application for fiscal years beginning after December 15, 1998. The impact of this new standard, which the company adopted on January 1, 1999, did not have a significant effect on Pactiv's financial position or results of operations.

     In the fourth quarter of 1997, Pactiv adopted the FASB's EITF Issue 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract that Combines Business Process Reengineering and Information Technology Transformation, and recorded a related after-tax charge of $38 million (net of a $24 million tax benefit), or $0.23 per share. This charge was reported as a cumulative effect of changes in accounting principles. EITF Issue 97-13 establishes the accounting treatment and allocation methodology to be used for consulting and other costs incurred in connection with information technology transformation activities.

  Earnings Per Share

     In accordance with requirements of FAS No. 128, Earnings Per Share, basic earnings per share are computed by dividing income available to common shareowners by the weighted-average number of shares outstanding. The computation of diluted earnings per share is similar, except that the weighted-average number of shares outstanding is adjusted to reflect the potential issuances of dilutive shares, and the related change in income available to common shareowners that would occur is factored into the calculation.

  Foreign Currency Translation

     Financial statements of international operations are translated into U.S. dollars using end-of-period exchange rates for assets and liabilities, and the periods' weighted-average exchange rates for revenues, expenses, gains, and losses. Translation adjustments are recorded as cumulative translation adjustments in shareowners' equity.

  Risk Management Activities

     From time to time, the company uses derivative financial instruments, principally foreign-currency purchase and sale contracts with terms of less than one year, to hedge its exposure to changes in foreign-currency exchange rates. Net gains or losses on such contracts are recognized in the income statement as an offset to foreign-currency gains or losses on the underlying transactions. The company also has, from time to time, entered into contracts to hedge its net investment in foreign subsidiaries. After-tax gains or losses on such contracts are recognized on an accrual basis in the statement of financial position under accumulated other comprehensive income (loss) for 1999 and combined equity for 1998. In the statement of cash flows, cash receipts and payments related to hedge contracts are classified the same way as cash flows from the transactions being hedged.

     Interest-rate risk management is accomplished through the use of swaps to create synthetic-debt instruments. Gains and losses on the settlement of swaps are recognized as additions to or reductions of interest expense.

     The company does not use derivative financial instruments for speculative purposes.

  Stock-Based Compensation

     The company follows requirements of Accounting Principles Board
(APB)Opinion No. 25 in accounting for stock options.

  Estimates

     The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts for assets, liabilities, revenues, and expenses. Actual results may differ from such estimates.

  Reclassifications

     Certain prior-year amounts have been reclassified to conform with current-year presentation.

4. UNUSUAL ITEMS

  Restructuring and Other

     In the fourth quarter of 1998, a restructuring plan was approved to reduce administrative and operating costs. As a result, Pactiv recorded a pre-tax charge against income from continuing operations of $32 million ($20 million after tax, or $0.12 per share). The restructuring plan involved the elimination of production lines at two plants, which was expected to result in the reduction of 104 positions; exiting four joint ventures; and the elimination of 184 administrative positions in business units and at corporate headquarters. All related actions have been substantially completed and were executed in accordance with the company's initial plan. As a result of this restructuring, a total of 252 positions were eliminated as of December 31, 1999.

     In the first quarter of 1999, a plan was adopted to realign company functions in connection with the contribution of the containerboard assets to the PCA joint venture, and to close Tenneco's headquarters facility in Greenwich, Connecticut. This plan, for which a $29 million pre-tax charge ($17 million after tax, or $0.10 per share) was recorded, included the elimination of approximately forty positions. Approximately $30 million was received in the second quarter of 1999 related to the sale of the Greenwich facility. These restructuring actions were completed in 1999 and were executed in accordance with the company's initial plan.

     In the fourth quarter of 1999, Pactiv adopted an extensive restructuring plan to exit non-core businesses and to reduce overhead costs. As a result, the company recorded a $154 million charge ($91 million after tax, or $0.54 per share). This charge was related to (1) the sale of the company's forest products and aluminum foil container businesses in Europe ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999, and the sale of certain assets of the company's administrative service operations and corporate aircraft operations ($10 million); (2) impairment of long-lived assets held for use in the company's packaging polyethylene business ($68 million); and
(3) severance costs ($8 million) associated with the elimination of 161 positions, primarily in the company's international operations. The impairment of the packaging polyethylene business assets was recorded following completion of an evaluation of strategic alternatives for the business, and represented the difference between the carrying value of the assets and their forecasted discounted future cash flows.

     Amounts related to the restructuring plans described above are shown in the following table.

                                1998                   CHARGED     BALANCE AT        1999                   CHARGED     BALANCE AT
                            RESTRUCTURING     CASH     TO ASSET   DECEMBER 31,   RESTRUCTURING     CASH     TO ASSET   DECEMBER 31,
                               CHARGE       PAYMENTS   ACCOUNTS       1998          CHARGES      PAYMENTS   ACCOUNTS       1999
(IN MILLIONS)               -------------   --------   --------   ------------   -------------   --------   --------   ------------
Severance.................       $20           $5        $--          $15            $ 24          $31        $ --         $ 8
Asset impairment..........        12           --         12           --             157           --         157          --
Other.....................        --           --         --           --               2            1          --           1
                                 ---           --        ---          ---            ----          ---        ----         ---
                                 $32           $5        $12          $15            $183          $32        $157         $ 9
                                 ---           --        ---          ---            ----          ---        ----         ---

  Spin-off Transaction Costs

     In the fourth quarter of 1999, the company recorded transaction costs related to the spin-off which reduced income before interest expense, income taxes, and minority interest, net income, and earnings per share by $136 million, $96 million, and $0.57, respectively. These costs were related to special curtailment and termination benefits for former Tenneco employees ($72 million), professional services performed in connection with the spin-off ($49 million), and separation from Tenneco operations ($15 million).

5. TRANSACTIONS WITH THE FORMER PARENT (TENNECO)

  Combined Equity

     Combined equity in the statement of changes in shareowners' equity at December 31, 1998 and 1997 represented Tenneco's cumulative net investment in the combined businesses of the company. Changes in combined equity reflected the aggregate of net income (loss), net cash and non-cash contributions from (distributions to) Tenneco, accumulated other comprehensive income (loss), changes in allocated corporate debt, and allocated corporate interest, net of tax.

  Corporate Debt and Interest Allocation

     Tenneco's historical practice had been to incur indebtedness for the consolidated group at the parent-company level, or at a limited number of subsidiaries, rather than at the operating-company level. Consequently, prior to the spin-off, corporate debt and related interest expense were allocated to Pactiv, generally based on the ratio of the company's net assets to Tenneco's consolidated net assets plus debt. Similarly, interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt, which was 6.3%, 7.0%, and 7.4% for 1999 (prior to the spin-off), 1998, and 1997, respectively. Total interest expense allocated to the company in 1999, 1998, and 1997 was $118 million, $130 million, and $120 million, respectively. Although interest costs and the related tax effect were allocated to the company for financial-reporting purposes, Pactiv was not billed for these amounts. Changes in allocated corporate debt and allocated after-tax interest expense were included in combined equity. Although management believes that the historical allocation of corporate debt and interest was reasonable, it is not necessarily indicative of debt requirements and related interest costs of Pactiv as a separate public company.

  Notes and Advances Receivable from Tenneco

     In the statement of changes in shareowners' equity, amounts shown for cash contributions from (distributions to) Tenneco represented net cash changes in notes and advances receivable from the former parent. Historically, Tenneco had utilized notes and advances to centrally manage cash funding requirements of its consolidated group. Amounts shown in the same statement for non-cash contributions from (distributions to) Tenneco primarily reflected the transfer of assets and liabilities.

  Accounts and Notes Receivable and Accounts Payable -- Affiliated Companies

     Accounts and notes receivable--affiliated companies, $44 million at December 31, 1998, represented general and administrative costs incurred by Pactiv and allocated to affiliates. Accounts payable--affiliated companies, $6 million at December 31, 1998, represented billings for costs incurred by affiliates and allocated to Pactiv.

  Employee Benefits

     Certain employees of the company participated in Tenneco's stock option and stock purchase plans. The stock option plan provided for the grant of stock options and other stock awards at prices not less than market value on the date of grant. In connection with the spin-off, outstanding Tenneco options held by Pactiv employees were replaced by options of the company, preserving the aggregate value of Tenneco options held prior to the spin-off. The stock purchase plan allowed employees to purchase the former parent's stock at a 15% discount, subject to certain thresholds. Pactiv has established a stock purchase plan for its employees, which will become effective on April 1, 2000. Employees of the company also participated in certain post-retirement and pension plans of Tenneco. See notes 15 and 18 for information regarding these plans.

6. ACQUISITIONS

     During 1999, the company made three acquisitions (the packaging businesses of Whitesell Corporation and Schut Superflex B.V., and Simpla, SpA) and made additional equity contributions to two of its joint ventures, investing a total of $24 million. In 1998, the company made three acquisitions (the dual ovenable paperboard tray manufacturing facility of Champion International, Richter Manufacturing, and the protective-packaging assets of Sentinel Products Corporation) and made additional equity contributions to a joint venture, investing a total of $101 million.

     In March 1997, Pactiv entered into an agreement to acquire the protective and flexible packaging division of N.V. Koninklijke KNP BT (KNP BT) for $380 million, including, the assumption of debt and the issuance of preferred stock of a subsidiary to the seller. The KNP BT acquisition was completed in April 1997.

     All of the acquisitions were accounted for as purchases, which required that purchase prices be allocated to assets acquired and liabilities assumed based on their fair values, and that the excess of purchase prices over net assets acquired be included in goodwill.

7. DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

  Discontinued Operations

     In January 1999, Tenneco reached an agreement to contribute the containerboard assets of its paperboard packaging operation to a new joint venture with Madison Dearborn Partners, Inc., called PCA. For the contribution, which was completed in April 1999, Pactiv received approximately $2 billion in the form of cash and the assumption of debt, and retained a 45% equity interest in PCA (subsequently reduced to 43% as a result of equity issued to management) which was valued at approximately $200 million.

     The containerboard assets contributed to the joint venture represented substantially all of the assets of the company's paperboard packaging operation, and included four mills, sixty-seven corrugated plants, and an ownership or leasehold interest in approximately 950,000 acres of timberland. Prior to the transaction, the company borrowed $1.8 billion and used $1.2 billion of the proceeds to acquire assets used by the containerboard business under operating leases and timber cutting rights, and to purchase accounts receivable of this business that had previously been sold to a third party. The remainder of the borrowings ($600 million) was remitted to Tenneco to repay a portion of its short-term debt. As a result of the transaction, the company recorded an estimated loss of $293 million ($178 million after tax, or $1.07 per share) in the first quarter of 1999 based on the amount by which the carrying value of the containerboard assets exceeded their fair value, less selling costs. During 1999, the company recognized $13 million of income on its equity investment in PCA. See note 21 for additional information.

     Under a transition service agreement, the company provides office space and certain administrative services related to information processing, payroll, benefits administration, office building administration, and accounting to PCA based on contractual fee arrangements.

     In April 1999, Tenneco reached an agreement, which closed in June 1999, to sell the paperboard packaging operation's remaining business, its folding carton operation, to Caraustar Industries for $73 million. As a result of the sale, the company recorded a gain of $14 million ($9 million after tax, or $0.05 per share), which was included in discontinued operations.

     In the fourth quarter of 1999, the company recorded an additional $53 million loss ($37 million after tax, or $0.21 per share) on the disposition of the paperboard packaging operation related to events that occurred subsequent to the sales, including the final settlement of working capital, revisions to actuarially determined estimates of pension plan curtailment costs, and changes in estimates regarding retained liabilities.

     Net assets as of December 31, 1999, 1998, and 1997, and results of operations for the years then ended for the paperboard packaging operation were as follows:

YEARS ENDED DECEMBER 31, (IN MILLIONS)                         1999     1998     1997
--------------------------------------                        ------   ------   ------
Net assets at end of period (a).............................  $  195   $  366   $  423
                                                              ------   ------   ------
Sales.......................................................  $  445   $1,570   $1,431
                                                              ------   ------   ------
Income (loss) from operations before income taxes and
  interest allocation.......................................  $   32   $   99   $   63
Loss on containerboard business sale........................    (343)      --       --
Gain on sale of folding carton business.....................      11       --       --
Gain on sale of joint venture with Caraustar................      --       15       --
Gain on sale of non-strategic timberland assets.............      --       17       --
                                                              ------   ------   ------
Income (loss) before interest and income taxes..............    (300)     131       63
Income tax expense (benefit)................................    (112)      48       19
                                                              ------   ------   ------
Income (loss) before interest allocation....................    (188)      83       44
Allocated interest expense, net of income tax...............       5       26       23
                                                              ------   ------   ------
Income (loss) from discontinued operations..................  $ (193)  $   57   $   21
                                                              ------   ------   ------

(a) Included allocated debt of $548 million and $473 million at December 31, 1998 and 1997, respectively.

     Pactiv has retained responsibility for certain contingent liabilities of its former paperboard packaging businesses, and has recorded related reserves where, in the judgement of management, it is probable that a quantifiable liability exists. Management believes that these liabilities will not have a material effect on the financial position or results of operations of the company.

     In connection with the formation of the PCA joint venture, Pactiv entered into a five-year agreement to purchase corrugated products from PCA on an arm's length basis.

  Extraordinary Loss

     In the first quarter of 1999, the company recorded an extraordinary loss on extinguishment of debt of $7 million (net of a $3 million tax benefit), or $0.04 per share, related to early retirement of debt in connection with the sale of the containerboard assets.

8. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

General

     Before the spin-off, Tenneco realigned substantially all of its debt through a combination of tender offers, exchange offers, and other refinancings. The realignment was financed, in part, by the exchange of Pactiv public-debt securities for Tenneco public-debt securities, and borrowings by Pactiv under new credit facilities, which are described below. At the date of the spin-off, Pactiv had total funded debt of $2.1 billion, comprised of new public-debt securities and drawings under its credit facilities.

     Former Tenneco notes and debentures with an aggregate principal amount of $1.2 billion were exchanged, in a non-cash transaction, for new public-debt securities of Pactiv, which were recorded based on the fair value of the debt on the date of exchange. The terms of the company's public-debt securities are similar to the terms of the series of Tenneco's original securities for which they were exchanged, except that interest rates are approximately 50 basis points higher. The terms of the new securities will not restrict Pactiv's ability to declare dividends, authorize capital expenditures, or incur additional unsecured debt.

     Pactiv entered into a five-year, $750 million revolving-credit agreement and a 364-day, $250 million revolving-credit agreement in connection with the spin-off. Borrowings under these facilities of $644 million at the time of the spin-off were used to fund a portion of the debt realignment. These facilities do not impose any restriction on Pactiv's ability to declare dividends or make capital investments. They do, however, include limitations related to liens, subsidiary debt, disposing of all or substantially all of the company's assets, and discontinuing Pactiv's primary businesses. These agreements require Pactiv to comply with financial and other customary covenants, the most restrictive of which are requirements related to the ratio of debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) and the ratio of EBITDA to interest expense. None of these items are expected to limit the company's ability to operate its business in the ordinary course. At Pactiv's option, borrowings under the facilities bear interest at a floating rate based on LIBOR, adjusted for reserve requirements, plus a specified margin, or based on a specified prime or reference rate. Borrowings under these facilities may also bear interest based on competitive bids.

     At the time of the spin-off, Pactiv exercised its right to make a one-time draw under a $1.5 billion term-loan agreement in the amount of $300 million at a floating interest rate based on LIBOR, adjusted for reserve requirements, plus a specified margin. As a result of the sale of the majority of Pactiv's interest in PCA on February 2, 2000, all amounts borrowed under this facility were subsequently repaid.

  Long-Term Debt

     A summary of long-term debt is set forth in the following table.

DECEMBER 31 (IN MILLIONS)                                      1999      1998
-------------------------                                     ------    ------
Pactiv Corporation
  Borrowings under five-year, $750 million revolving-credit
     agreement..............................................  $  561    $   --
  Notes due 2005, effective interest rate of 7.5% (net of $4
     million unamortized discount)..........................     295        --
  Notes due 2007, effective interest rate of 8.0%...........      98        --
  Debentures due 2017, effective interest rate of 8.1%......     299        --
  Debentures due 2025, effective interest rate of 8.0% (net
     of $1 million unamortized discount)....................     275        --
  Debentures due 2027, effective interest rate of 8.6% (net
     of $4 million unamortized discount)....................     196        --
Subsidiaries
  Notes due 2000 through 2016, average effective interest
     rate of 8.0% in 1999 and 9.5% in 1998..................      21        22
Less current maturities.....................................      (4)       (1)
                                                              ------    ------
                                                               1,741        21
Allocated corporate debt from Tenneco, average effective
  interest rate of 7.0% in 1998(a)..........................      --     1,291
                                                              ------    ------
Total long-term debt........................................  $1,741    $1,312
                                                              ------    ------

(a) See note 5 for information related to debt allocated by Tenneco.

     The aggregate maturities and sinking-fund requirements for the issues outstanding at December 31, 1999, are $4 million, $4 million, $4 million, $2 million, $563 million, and $1,177 million for 2000, 2001, 2002, 2003, 2004, and thereafter, respectively.

     At December 31, 1999, the total amount of floating-rate, long-term debt was $561 million.

  Short-Term Debt

     A summary of short-term debt appears below.

DECEMBER 31 (IN MILLIONS)                                     1999    1998
-------------------------                                     ----    ----
Term-loan borrowings........................................  $300    $ --
Allocated corporate debt from Tenneco.......................    --     583
Current maturities of long-term debt........................     4       1
Other.......................................................    21      11
                                                              ----    ----
                                                              $325    $595
                                                              ----    ----

     The company uses lines of credit and overnight borrowings to finance certain of its short-term capital requirements. Information regarding short-term debt is shown below.

                                                              1999(A)    1998(A)
                   (DOLLARS IN MILLIONS)                      -------    -------
Outstanding borrowings at end of year.......................   $ 321      $  11
Weighted-average interest rate on borrowings at end of
  year......................................................     7.5%      18.7%
Maximum month-end borrowings during year....................   $ 321      $  37
Average month-end borrowings during year....................   $  88      $  18
Weighted-average interest rate on average month-end
  borrowings during year....................................     9.0%      18.4%

(a) Includes borrowings under both committed credit facilities and uncommitted lines of credit.

  Financing Arrangements

     A summary of the company's drawings under credit facilities follows:

                                                             COMMITTED CREDIT FACILITIES(A)
                                                      ---------------------------------------------
                                                        TERM     COMMITMENTS   UTILIZED   AVAILABLE
               (DOLLARS IN MILLIONS)                  --------   -----------   --------   ---------
Credit agreements
  Five-year revolving-credit agreement..............      2004     $  750        $561       $189
  364-day revolving-credit agreement................      2000        250          --        250
  Term-loan facility................................      2001        300         300         --
                                                                   ------        ----       ----
                                                                   $1,300        $861       $439
                                                                   ------        ----       ----

(a) Pactiv is required to pay utilization fees on borrowings under the facilities, and facility fees on total commitments.

     In conjunction with the debt realignment, the company entered into an interest-rate swap to hedge its exposure to interest-rate movements. The company settled this swap in November 1999 at a loss of $43 million. In addition, the company paid $10 million in bank facility fees in connection with the realignment of Tenneco debt. Both the loss on the swap and the bank facility fees were deferred and are being recognized as additional interest expense over the average life of the underlying debt.

9. FINANCIAL INSTRUMENTS

  Asset and Liability Instruments

     At December 31, 1999 and 1998, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short- and long-term debt (before allocation of debt by Tenneco at year-end 1998) were considered to be the same as, or not materially different than, the recorded amounts.

  Instruments with Off Balance Sheet Risk

     From time to time, Pactiv enters into foreign-currency forward purchase and sale contracts with terms of less than one year to mitigate its exposure to exchange-rate changes related to foreign-currency third-party trade receivables and accounts payable.

     The following table summarizes foreign-currency contracts entered into by the company at December 31, 1999.

                                                              NOTIONAL AMOUNT
                                                              ---------------
                                                              PURCHASE   SELL
                       (IN MILLIONS)                          --------   ----
Foreign currency contracts
  European euros............................................    $  5     $191
  British pounds............................................      59       60
  Canadian dollars..........................................       2       10
  U.S. dollars..............................................     224       20
                                                                ----     ----
                                                                $290     $281
                                                                ----     ----

     Based on exchange rates at December 31, 1999, the cost of replacing these contracts in the event of non-performance by the counterparties would not have been material.

     Prior to the spin-off, exposure to foreign-currency risk was primarily hedged on a net basis by Tenneco. At December 31, 1998, Pactiv had purchase contracts totaling $1 million, principally in U.S. dollars, and sell contracts aggregating $1 million, primarily in British pounds.

  Guarantees

     The company issued payment and performance guarantees totaling approximately $1 million in both 1999 and 1998, primarily related to letters of credit and other financing and operating activities.

10. INVENTORIES

     Inventories by major classification were as follows:

                 DECEMBER 31 (IN MILLIONS)                      1999      1998
                 -------------------------                      ----      ----
Finished goods..............................................    $260      $246
Work in process.............................................      45        51
Raw materials...............................................      71        63
Other materials and supplies................................      53        52
                                                                ----      ----
                                                                $429      $412
                                                                ----      ----

11. GOODWILL AND INTANGIBLES, NET

     Goodwill and intangibles, net of amortization, were as follows:

                 DECEMBER 31 (IN MILLIONS)                       1999        1998
                 -------------------------                       ----        ----
Goodwill....................................................    $  671      $  695
Intangibles
  Trademarks................................................       166         177
  Patents...................................................       127         149
  Other.....................................................        17          31
                                                                ------      ------
                                                                $  981      $1,052
                                                                ------      ------

     Goodwill amortization amounted to $20 million, $17 million, and $21 million for 1999, 1998, and 1997, respectively. Amortization of intangible assets, primarily trademarks and patents, amounted to $15 million, $18 million, and $17 million in 1999, 1998, and 1997, respectively.

12. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant, and equipment were as follows:

                 DECEMBER 31 (IN MILLIONS)                       1999        1998
                 -------------------------                      ------      ------
Original cost
  Land, buildings, and improvements.........................    $  461      $  446
  Machinery and equipment...................................     1,308       1,481
  Other, including construction in progress.................       199         130
                                                                ------      ------
                                                                 1,968       2,057
Less accumulated depreciation and amortization..............      (572)       (501)
                                                                ------      ------
                                                                $1,396      $1,556
                                                                ------      ------

     The decrease in property, plant, and equipment in 1999 was principally attributable to the write-down of polyethylene packaging assets and the sale of assets used in the forest products and aluminum container businesses.

13. OTHER LONG-TERM ASSETS

     Other long-term assets were as follows:

                 DECEMBER 31 (IN MILLIONS)                    1999    1998
                 -------------------------                    ----    ----
Grantor trust obligations...................................  $ 57    $ --
Investments in joint ventures...............................    19      17
Other.......................................................    93     148
                                                              ----    ----
                                                              $169    $165
                                                              ----    ----

14. INCOME TAXES

     The domestic and foreign components of income (loss) from continuing operations is summarized below.

                                                                  1999       1998      1997
                       (IN MILLIONS)                              -----      ----      ----
U.S. income (loss) before income taxes......................      $(212)     $108      $139
Foreign income before income taxes..........................         53        42        43
                                                                  -----      ----      ----
Total income (loss) before income taxes.....................      $(159)     $150      $182
                                                                  -----      ----      ----

     Following is a comparative analysis of the components of income tax expense (benefit) applicable to continuing operations:

                                                                  1999      1998      1997
                       (IN MILLIONS)                              ----      ----      ----
Current
  U.S.......................................................      $(74)     $(11)     $(57)
  State and local...........................................        17        (2)        9
  Foreign...................................................        10         3         5
                                                                  ----      ----      ----
                                                                   (47)      (10)      (43)
                                                                  ----      ----      ----
Deferred
  U.S.......................................................       (20)       59       101
  Foreign, state, and other.................................        20        18        17
                                                                  ----      ----      ----
                                                                    --        77       118
                                                                  ----      ----      ----
Total income tax expense (benefit)..........................      $(47)     $ 67      $ 75
                                                                  ----      ----      ----

     Current income tax expense for 1999, 1998, and 1997, included tax benefits of $38 million, $45 million, and $41 million, respectively, related to the allocation of interest expense from the former parent.

     Following is a reconciliation of income taxes computed at the statutory U.S. federal income tax rate (35%) with the income tax expense (benefit) reflected in the statement of income (loss):

                                                                  1999      1998      1997
                       (IN MILLIONS)                              ----      ----      ----
Tax expense (benefit) computed at the statutory U.S. federal
  income tax rate...........................................      $(56)     $53       $64
Increases (reductions) in income tax expense resulting from:
  Foreign income taxed at different rates and foreign losses
     with no tax benefit....................................         7        1        (8)
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................         5        3        18
  Recognition of previously unbenefited loss
     carryforwards..........................................        (1)      --        --
  Amortization of non-deductible goodwill...................         4        5         4
  Spin-off transaction items................................       (10)      --        --
  Other.....................................................         4        5        (3)
                                                                  ----      ---       ---
Income tax expense (benefit)................................      $(47)     $67       $75
                                                                  ----      ---       ---

     Summarized below are the components of the company's net deferred-tax liability.

                 DECEMBER 31 (IN MILLIONS)                      1999      1998
                 -------------------------                      ----      ----
Deferred-tax assets
  Tax-loss carryforwards
     U.S. ..................................................    $ 94      $ 95
     State and local........................................       1         7
     Foreign................................................      10        13
  Post-retirement benefits other than pensions..............      24        13
  Other.....................................................      30        26
  Valuation allowance(a)....................................      (8)       (8)
                                                                ----      ----
       Net deferred-tax assets..............................     151       146
                                                                ----      ----
Deferred-tax liabilities
  Tax over book depreciation................................      39        95
  Pensions..................................................     290       213
  Other.....................................................      53       123
                                                                ----      ----
       Total deferred-tax liabilities.......................     382       431
                                                                ----      ----
Net deferred-tax liabilities................................    $231      $285
                                                                ----      ----

(a) Represents unrecognized tax benefits related to foreign tax-loss carryforwards.

     Of the $267 million of U.S. tax-loss carryforwards at December 31, 1999, $127 million will expire in 2017, and the remainder will expire in 2019. The $15 million of state tax-loss carryforwards at December 31, 1999, will expire in varying amounts over the period from 2000 to 2012. Of the $37 million of foreign tax-loss carryforwards at December 31, 1999, $23 million will not expire, and the remainder will expire in varying amounts over the period from 2000 to 2009.

     In connection with the spin-off, Pactiv entered into a tax-sharing agreement with Tenneco Automotive. In general, this agreement calls for tax liabilities prior to the spin-off to be assigned based on the legal entity bearing responsibility for the tax, and assigns responsibility for any tax burden resulting from the spin-off. The tax-sharing agreement also assigns responsibility for liabilities related to a 1996 tax-sharing agreement with other former affiliates of Tenneco. See note 3 for further information regarding the tax-sharing agreement.

15. COMMON STOCK

     Pactiv has authorized 350 million shares ($0.01 par value) of common stock, of which 168,372,798 shares were issued and outstanding as of December 31, 1999.

  Reserved

     Reserved shares of common stock at December 31, 1999, are detailed below.

               RESERVED SHARES (IN THOUSANDS)
               ------------------------------
Thrift plans................................................      5,000
Stock ownership plan........................................     24,000
Employee stock purchase plan(a).............................      4,000
                                                                 ------
                                                                 33,000
                                                                 ------

     (a) This plan will become effective on April 1, 2000.

  Stock Plans

     Stock Ownership Plan -- In November 1999, the company adopted a stock ownership plan, which permits the granting of a variety of awards, including common stock, restricted stock, performance shares, stock appreciation rights
(SARs), and stock options to directors, officers, and employees of Pactiv. Under the plan, which will terminate on November 4, 2004, up to 24,000,000 shares of common stock can be issued. In December 1996, Pactiv's former parent adopted a similar plan under which certain key employees of Pactiv were granted restricted stock. In connection with the spin-off, outstanding restricted stock of Tenneco became fully vested, and, as a result, Pactiv recorded an after-tax compensation expense of $7 million in 1999. All of the former parent's stock options granted to Pactiv employees before the spin-off were canceled and replaced with options to purchase the company's common stock. In this connection, the number of Pactiv options received were such that the aggregate option value immediately after the spin-off equaled the aggregate value immediately before the spin-off.

     The company granted restricted stock under the stock ownership plan to certain key employees. These awards generally require, among other things, that grantees remain with the company during the restriction period. During 1999, Pactiv granted 147,000 performance shares and 48,381 restricted shares to certain key employees, with a weighted-average fair value of $13.44 based on the market price of the company's stock on the grant date. These shares will vest upon the attainment of specified performance goals in the three years following the date of grant.

     Details of stock options issued by Pactiv are summarized in the following table.

                                                                           WEIGHTED-
                                                                SHARES      AVERAGE
                                                                UNDER      EXERCISE
STOCK OPTIONS                                                   OPTION       PRICE
-------------                                                 ----------   ---------
Outstanding, January 1, 1999................................          --    $   --
  Granted...................................................   4,157,385     13.44
  Exercised.................................................          --        --
  Tenneco options converted to Pactiv options...............   6,992,353     36.74
  Canceled..................................................    (114,064)    36.76
                                                              ----------
Outstanding, December 31, 1999..............................  11,035,674     27.96
                                                              ----------
Options exercisable at December 31, 1999....................   5,151,326     37.15

     Stock options expire ten to twenty years from date of grant, and vest over periods ranging from one to three years.

     The fair value of stock options granted by Pactiv during 1999 was estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions: risk-free interest rate of 6.0%, expected life of 5 years, and expected volatility of 27.4%. The weighted-average fair value of options granted during 1999 was $4.63.

     The company exchanged Tenneco options for Pactiv options at the date of spin-off. Black-Scholes option-pricing model assumptions and fair value for these options are shown in the following table.

                                                              1999   1998    1997
                                                              ----   -----   -----
ACTUARIAL ASSUMPTIONS
  Risk-free interest rate (%)...............................   5.4     5.7     6.5
  Life (years)..............................................    10      10       6
  Volatility (%)............................................  27.0    25.6    24.1
  Dividend yield (%)........................................   3.5     3.2     2.8
Weighted-average fair value ($).............................  9.04   10.83   12.03

     Summarized below is information about stock options outstanding at December 31, 1999.

                                          OUTSTANDING OPTIONS                      EXERCISABLE OPTIONS
                           -------------------------------------------------   ----------------------------
                                            WEIGHTED-
                                             AVERAGE
                             NUMBER         REMAINING       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
 RANGE OF EXERCISE PRICE   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE     NUMBER      EXERCISE PRICE
 -----------------------   -----------   ----------------   ----------------   ---------   ----------------
  $13 to $21.............   4,153,810        9.8 years           $13.44               --        $   --
  $22 to $29.............     328,749        1.6                  27.71          328,749         27.71
  $30 to $37.............   3,196,344       13.6                  34.17        2,127,131         34.92
  $38 to $45.............   3,356,771       11.7                  40.04        2,695,446         40.05
                           ----------                                          ---------
                           11,035,674                                          5,151,326
                           ----------                                          ---------

     The company follows the requirements of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans. The company recorded after-tax, stock-based compensation expense of $8 million, $3 million, and $4 million in 1999, 1998 and 1997, respectively. Had compensation costs been determined in accordance with FAS No. 123, Accounting for Stock-Based Compensation, the company's pro-forma net income for 1999, 1998, and 1997, would have been lower by $7 million ($0.04 per share), $14 million ($0.08 per share), and $13 million ($0.08 per share), respectively.

     Employee Stock Purchase Plan--In April 2000, the company will initiate a stock purchase plan that allows U.S. and Canadian employees to purchase Pactiv common stock at a 15% discount, subject to an annual limitation of $21,240. Under a similar plan of the company's parent, Pactiv employees purchased 184,370 shares, 311,586 shares, and 216,665 shares of Tenneco stock in 1999, 1998, and 1997, respectively, with a weighted-average fair value $4.30, $6.31, and $11.14 in 1999, 1998, and 1997, respectively. Since the spin-off, the company's employees no longer participate in the former parent's plan.

     Grantor Trust--In November 1999, Pactiv established a grantor trust and reserved 3,200,000 shares of common stock for the trust. This trust is a so-called "rabbi trust" designed to assure the payment of deferred compensation and supplemental pension benefits. The shares were issued to the trust in January 2000.

  Qualified Offer Rights Plan

     In November 1999, Pactiv adopted a qualified offer rights plan (QORP). The plan was adopted to deter coercive takeover tactics, and to prevent a potential acquiror from gaining control of the company in a transaction which would not be in the best interests of shareowners. Under the plan, if a person becomes the beneficial owner of 20% or more of the company's outstanding common stock, other than pursuant to a qualified offer, each right will entitle its holder to purchase common stock having a market value of twice the right's exercise price. Rights held by the 20% or more holder would not be exercisable.

     The rights would not be exercisable in connection with a qualified offer, which is defined as an all-cash tender offer for all outstanding shares that is fully financed, remains open for a period of at least sixty business days, results in the offeror owning at least 85% of the common stock after consummation of the offer, assures a prompt second-step acquisition of shares not purchased in the initial offer at the same price as the initial offer, and meets certain other requirements.

     In connection with the adoption of the QORP, the board of directors also adopted an evaluation mechanism. This mechanism calls for an independent board committee to review, on an ongoing basis, the QORP and developments in rights plans in general, and, if it deems appropriate, to recommend modification or termination of the plan. The independent committee is required to report to the board at least every three years as to whether the QORP continues to be in the best interest of shareowners.

  Earnings Per Share

     In connection with the spin-off, one share of Pactiv common stock was issued for each share of Tenneco common stock then owned. Accordingly, basic earnings per share for 1999 was calculated using the former parent's weighted-average number of shares outstanding from January 1, 1999 to November 4, 1999, and the weighted-average number of Pactiv shares outstanding from November 5, 1999, to December 31, 1999. Diluted earnings per share was calculated in the same manner, adjusting for the potential issuance of additional shares related to stock options, restricted stock, and performance shares.

     Weighted-average basic and diluted shares outstanding were as follows:

                DECEMBER 31                      1999           1998           1997
                -----------                   -----------    -----------    -----------
Basic.......................................  167,405,315    168,505,573    170,264,731
Diluted.....................................  167,663,438    168,834,531    170,801,636

16. PREFERRED STOCK

     Pactiv had 50 million shares of preferred stock ($0.01 par value) authorized but unissued at December 31, 1999. The company has reserved 750,000 preferred shares as junior preferred stock for the QORP.

17. MINORITY INTEREST

     At December 31, 1999 and 1998, minority interest totaled $20 million and $14 million, respectively, and was primarily related to preferred stock of a subsidiary issued in connection with the KNP BT acquisition.

18. PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

     The company has pension plans that cover substantially all of its employees. Benefits are based on years of service and, for most salaried employees, final-average compensation. The company's funding policy is to contribute to the plans amounts necessary to satisfy requirements mandated by federal laws and regulations. Plan assets consist principally of equity and fixed-income securities. Pactiv became the sponsor of Tenneco's retirement plan. Benefits accrued under this plan for employees of Tenneco Automotive were frozen as of November 30, 1999, and all related pension obligations and assets were retained by the company. In addition, all pension obligations and assets associated with participating employees of other former subsidiaries and affiliates of Tenneco were similarly retained by Pactiv.

     The company has post-retirement, health-care, and life-insurance plans that cover all of its salaried and certain of its U.S. hourly employees. For salaried employees, the plans cover individuals who retire on or after attaining age fifty-five with at least ten years service after reaching age forty-five. For hourly employees, post-retirement benefit plans generally cover individuals who retire in accordance with the various provisions of those plans. Benefits may be subject to deductibles, co-payment provisions, and other limitations. The company reserves the right to change post-retirement plans. These plans are not funded.

     Financial data pertaining to the company's pension and post-retirement benefit plans appear below.

                                                                  PENSION       POST-RETIREMENT
                                                                   PLANS             PLANS
(IN MILLIONS)                                                 ---------------   ---------------
                                                               1999     1998     1999     1998
                                                              ------   ------   ------   ------
Changes in projected benefit obligations
  Benefit obligations at September 30 of the previous
     year...................................................  $3,025   $2,654    $ 70     $ 70
  Currency rate conversion..................................       3        1      --       --
  FAS 88 adjustment.........................................     (35)      --      --       --
  Spin-off adjustment(a)....................................     285       --      --       --
  Service cost for benefits earned..........................      39       28       1        1
  Interest cost on benefit obligations......................     223      199       5        5
  Plan amendments...........................................       1       44      --       --
  Actuarial loss (gain).....................................    (169)     293       6        1
  Benefits paid.............................................    (233)    (194)    (10)      (8)
  Participant contributions.................................      --       --       1        1
                                                              ------   ------    ----     ----
  Benefit obligations at September 30.......................  $3,139   $3,025    $ 73     $ 70
                                                              ------   ------    ----     ----
Changes in fair value of plan assets
  Fair value at September 30 of the previous year...........  $3,430   $3,516    $ --     $ --
  Currency rate conversion..................................      (1)      --      --       --
  Spin-off adjustment(a)....................................     338       --      --       --
  Actual return on plan assets..............................     564      102      --       --
  Employer contributions....................................      21        5       9        7
  Participant contributions.................................       1        1       1        1
  Benefits paid.............................................    (233)    (194)    (10)      (8)
                                                              ------   ------    ----     ----
  Fair value at September 30................................  $4,120   $3,430    $ --     $ --
                                                              ------   ------    ----     ----
Development of amounts recognized in the statement of
  financial position
  Funded status at September 30.............................  $  981   $  405    $(73)    $(70)
  Contributions during the fourth quarter...................       1        1       3        2
  Unrecognized cost
     Actuarial loss (gain)..................................    (189)     200      16       11
     Prior-service cost.....................................      31       71      (3)      (4)
     Transition asset.......................................     (26)     (43)     --       --
                                                              ------   ------    ----     ----
  Net amount recognized at December 31......................  $  798   $  634    $(57)    $(61)
                                                              ------   ------    ----     ----
Amounts recognized in the statement of financial position
  Prepaid benefit cost......................................  $  849   $  664    $ --     $ --
  Accrued benefit cost......................................     (53)     (56)    (57)     (61)
  Intangible assets.........................................       1       22      --       --
  Accumulated other comprehensive income....................       1        4      --       --
                                                              ------   ------    ----     ----
  Net amount recognized at December 31......................  $  798   $  634    $(57)    $(61)
                                                              ------   ------    ----     ----

(a) Reflects the inclusion of Tenneco Automotive's pension benefits through the spin-off date.

     The effect of pension plans on income from continuing operations was as follows:

                                                              1999    1998    1997
                       (IN MILLIONS)                          -----   -----   -----
Service cost for benefits earned............................  $ (39)  $ (28)  $ (23)
Interest cost on benefit obligations........................   (223)   (199)   (178)
Expected return on plan assets..............................    340     285     265
Actuarial gain (loss).......................................     (9)     (1)     --
Prior-service cost..........................................     (9)    (11)    (11)
FAS No. 87 transition gain..................................     21      19      19
Settlement/curtailment gain.................................      5      --      --
                                                              -----   -----   -----
Total pension plan income...................................  $  86   $  65   $  72
                                                              -----   -----   -----

     Amounts recognized in the statement of financial position pertaining to the pension plan included current assets of $5 million, non-current assets of $941 million, current liabilities of $37 million, and non-current liabilities of $111 million at December 31, 1999, and current assets of $6 million, non-current assets of $742 million, current liabilities of $25 million, and non-current liabilities of $89 million at December 31, 1998.

     Actuarial assumptions used to determine costs and benefit obligations for the pension plans are shown below.

SEPTEMBER 30                                                  1999    1998    1997
------------                                                  ----    ----    ----
Actuarial assumptions
  Discount rate.............................................   7.5%    7.0%    7.8%
  Compensation increases....................................   4.9     4.8     4.9
  Return on assets..........................................  10.0    10.0    10.0

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $56 million, $52 million, and $1 million, respectively, at September 30, 1999, and $89 million, $83 million, and $27 million, respectively, at September 30, 1998.

     The impact of post-retirement benefit plans on continuing operations was as follows:

                                                              1999    1998    1997
                       (IN MILLIONS)                          ----    ----    ----
Service cost for benefits earned............................  $ 1     $ 2      $1
Interest cost on benefit obligations........................    5       5       5
Prior-service cost..........................................   (1)     (2)     (2)
Actuarial loss..............................................    1       1       1
                                                              ---     ---      --
Total post-retirement benefit plan costs....................  $ 6     $ 6      $5
                                                              ---     ---      --

     Actuarial assumptions used to determine post-retirement benefit obligations follow:

                                                              1999    1998    1997
                                                              ----    ----    ----
Actuarial assumptions
  Health-care cost trend....................................  5.0%    5.0%    5.0%
  Discount rate.............................................  7.5     7.0     7.8

     Increasing the assumed health-care cost trend by 1% each year would increase 1999, 1998, and 1997 post-retirement benefit obligations by approximately $2 million each year; however, the aggregate of service and interest costs would not change for 1999 and 1998, and would increase $2 million for 1997.

     Decreasing the assumed health-care cost trend by 1% each year would decrease post-retirement benefit obligations for 1999 by approximately $2 million, but would not change the aggregate of service and interest costs.

19. SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The company's operating segments include:

     Consumer and foodservice/food packaging, which relates to the manufacture and sale of disposable plastic, molded fiber, pressed paperboard, and aluminum packaging products for the consumer, foodservice, and food packaging markets.

     Protective and flexible packaging, which relates to the manufacture and sale of plastic, paperboard, and molded fiber protective and flexible packaging products. Major markets served by protective packaging products include electronics, automotive, furniture, and e-commerce, whereas flexible-packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications.

     Other, which relates to corporate and administrative service operations and pension plan income and expense.

     Prior to the spin-off, the combined results of the consumer and foodservice/food packaging and protective and flexible businesses were reported under the specialty packaging segment by Tenneco. During the fourth quarter of 1999, the company changed the composition of its operating segments because of modifications in its management-reporting structure triggered by the spin-off. Segment information for the first three quarters of 1999, as well as total-year 1998 and 1997 has been restated to conform with current segment presentation.

     The accounting policies of the segments are the same as those described in note 3. Products are transferred between segments and geographic areas on a basis intended to reflect, as nearly as possible, market values. No one customer accounted for more than 10% of the company's 1999 sales. In general, the company's backlog of orders is not significant or material.

     The following table sets forth certain segment information.

                                                  SEGMENT
         (IN MILLIONS)             --------------------------------------
                                   CONSUMER AND
                                   FOODSERVICE/   PROTECTIVE AND               RECLASSIFICATIONS
                                       FOOD          FLEXIBLE                         AND
                                    PACKAGING       PACKAGING      OTHER         ELIMINATIONS      TOTAL
                                   ------------   --------------   ------      -----------------   ------
AT DECEMBER 31, 1999, AND FOR
  THE YEAR THEN ENDED
Sales from external customers...      $2,074          $  847       $   --            $  --         $2,921
Depreciation and amortization...         129              39           16               --            184
Income (loss) before interest,
  income taxes, and minority
  interest......................         192(a)           (2)(b)     (203)(c)           --            (13)
Loss from discontinued
  operations....................          --              --         (193)              --           (193)
Extraordinary loss..............          --              --           (7)              --             (7)
Cumulative effect of changes in
  accounting principles.........          (1)            (16)         (15)              --            (32)
Total assets....................       2,503             955        1,450(d)          (320)         4,588
Net assets of discontinued
  operations....................          --              --          195               --            195
Investment in affiliated
  companies.....................          --              19           --               --             19
Capital expenditures............         138              33            2               --            173
Non-cash items other than
  depreciation and
  amortization..................          88              65          (75)(e)           --             78

                                                  SEGMENT
         (IN MILLIONS)             --------------------------------------
                                   CONSUMER AND
                                   FOODSERVICE/   PROTECTIVE AND               RECLASSIFICATIONS
                                       FOOD          FLEXIBLE                         AND
                                    PACKAGING       PACKAGING      OTHER         ELIMINATIONS      TOTAL
                                   ------------   --------------   ------      -----------------   ------
AT DECEMBER 31, 1998, AND FOR
  THE YEAR THEN ENDED
Sales from external customers...      $1,985          $  800       $    6            $  --         $2,791
Depreciation and amortization...         116              36           23               --            175
Income before interest, income
  taxes, and minority
  interest......................         268(a)           60(b)       (45)(c)           --            283
Income from discontinued
  operations....................          --              --           57               --             57
Total assets....................       2,172           1,088        1,580(d)           (42)         4,798
Net assets of discontinued
  operations....................          --              --          366               --            366
Investment in affiliated
  companies.....................           7              10           --               --             17
Capital expenditures............         126              64            4               --            194
Non-cash items other than
  depreciation and
  amortization..................          22              --          (84)(e)           --            (62)
AT DECEMBER 31, 1997, AND FOR
  THE YEAR THEN ENDED
Sales from external customers...      $1,966          $  587       $   10            $  --         $2,563
Depreciation and amortization...         114              29           20               --            163
Income before interest, income
  taxes, and minority
  interest......................         253              55           (2)(c)           --            306
Income from discontinued
  operations....................          --              --           21               --             21
Cumulative effect of changes in
  accounting principles.........         (11)             --          (27)              --            (38)
Total assets....................       2,426             818        1,412(d)           (38)         4,618
Net assets of discontinued
  operations....................          --              --          423               --            423
Investment in affiliated
  companies.....................           7               2           --               --              9
Capital expenditures............         152              75            2               --            229
Non-cash items other than
  depreciation and
  amortization..................          10              --          (86)(e)           --            (76)

(a) Includes restructuring and other charges of $66 million and $9 million in 1999 and 1998, respectively.

(b) Includes restructuring and other charges of $77 million and $9 million in 1999 and 1998, respectively.

(c) Includes pension plan income, unallocated corporate expenses, restructuring and other charges of $40 million and $14 million in 1999 and 1998, respectively, and spin-off transaction costs of $136 million in 1999.

(d) Includes assets related to pension plans (net), administrative service operations, and the discontinued paperboard packaging business (1998 and 1997).

(e) Includes pension plan income.

     The following table sets forth certain geographic area information.

                                                          GEOGRAPHIC AREA
                                                        --------------------    RECLASSIFICATIONS
                                                        UNITED                         AND
                                                        STATES    FOREIGN(A)      ELIMINATIONS       TOTAL
                   (IN MILLIONS)                        ------    ----------    -----------------    ------
AT DECEMBER 31, 1999, AND FOR THE YEAR THEN ENDED
Sales from external customers(b)....................    $2,348       $573             $ --           $2,921
Long-lived assets(c)................................     2,252        254               --            2,506
Total assets........................................     3,940        666              (18)           4,588
AT DECEMBER 31, 1998, AND FOR THE YEAR THEN ENDED
Sales from external customers(b)....................    $2,212       $579             $ --           $2,791
Long-lived assets(c)................................     2,168        295               --            2,463
Total assets........................................     4,131        691              (24)           4,798
AT DECEMBER 31, 1997, AND FOR THE YEAR THEN ENDED
Sales from external customers(b)....................    $2,116       $447             $ --           $2,563
Long-lived assets(c)................................     2,026        236               --            2,262
Total assets........................................     4,036        596              (14)           4,618

(a) Sales from external customers and long-lived assets for individual countries were not material.

(b) Geographic assignment is based on location of selling business.

(c) Long-lived assets include all long-term assets other than net assets of discontinued operations, goodwill, intangibles, and deferred taxes.

20. COMMITMENTS AND CONTINGENCIES

  Capital Commitments

     The company estimates that expenditures aggregating approximately $103 million will be required after December 31, 1999, to complete projects authorized at that date, and for which substantial commitments have been made.

  Purchase Commitments

     In December 1999, the company entered into a five-year agreement with one of its vendors to exclusively purchase certain materials at prices within a specified range. The agreement does not include minimum purchase commitments.

  Lease Commitments

     Pactiv entered into a $175 million syndicated-lease agreement with a third-party lessor and various lenders, a portion of which was used to restructure or replace certain existing operating leases and public warehouse arrangements, with the balance to be used to facilitate additional leasing arrangements for other operating facilities. The syndicated-lease facility contains customary terms and conditions, including residual-value guarantees, default provisions, and financial covenants.

     The company occupies certain warehousing facilities and its corporate headquarters building under operating leases that are part of the syndicated-lease agreement. Following the initial lease periods for the properties, the company may extend the leases on terms negotiated with the lessors, or purchase the leased assets under specified conditions. If the purchase options are not exercised or the leases are not extended, the company is required to make guaranteed residual payments to the lessors, which may be refunded in full depending on the lessors' subsequent sales price for the properties. Throughout the lease periods, the company is required to maintain the properties. At December 31, 1999, residual guarantees on leased properties were $61 million. The company has a commitment from the lessors to lease additional properties during 2000, and the value of the related residual guarantees is expected to be approximately $82 million.

     For properties under lease at December 31, 1999, annual lease payments are expected to be approximately $5 million. For properties to be acquired during 2000, annual lease payments are anticipated to aggregate approximately $7 million. Lease agreements on these properties require the company to satisfy certain financial ratio tests.

     The company holds certain of its facilities, equipment, and other assets under long-term leases. The minimum lease payments under non-cancelable operating leases with lease terms in excess of one year are $34 million, $21 million, $14 million, $11 million, and $7 million for 2000, 2001, 2002, 2003, and 2004, respectively, and $26 million for subsequent years.

     Commitments under capital leases were not significant. Total rental costs for continuing operations for 1999, 1998, and 1997 were $54 million, $35 million, and $37 million, respectively, including minimum rentals under non-cancelable operating leases of $38 million, $45 million, and $42 million for the corresponding periods.

  Litigation

     In May 1999, Tenneco, Pactiv, and a number of containerboard manufacturers were named as defendants in a civil class-action antitrust lawsuit pending in the United States district court for the eastern district of Pennsylvania. The company also was named as a defendant in a related class-action antitrust lawsuit. The lawsuits allege that the defendants conspired to raise linerboard prices for corrugated containers and corrugated sheets from October 1, 1993 through November 30, 1995, in violation of Section 1 of the Sherman Act. The lawsuits seek treble damages in an unspecified amount, plus attorney fees. Pactiv's management believes that the allegations have no merit, are vigorously defending the claims, and believe that the outcome will not have a material adverse effect on the company's financial position or results of operations. As between Tenneco and Pactiv, Pactiv is responsible for defending the claims and for any liability resulting therefrom.

     The company is party to various legal proceedings arising from its operations.

     Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material effect on the company's financial position or results of operations.

  Environmental Matters

     The company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Pactiv provides related reserves where it is probable that liabilities exist and where reasonable estimates of the liabilities can be made. Estimated liabilities are subject to change as more information becomes available regarding the magnitude of possible clean-up costs, and the cost and effectiveness of alternative clean-up technologies. However, management believes that any additional costs that may be incurred as more information becomes available will not have a material effect on the financial condition or results of operations of the company.

21. SUBSEQUENT EVENTS

     In an initial public offering, Pactiv sold the majority of its interest in the PCA joint venture in February 2000. Net proceeds of $398 million were primarily used to repay debt. A 6% common equity interest in PCA was retained by the company.

     In December 1999, the company entered into an agreement to sell its aluminum foil reroll facility in Clayton, New Jersey, and its aluminum packer processor facility in Shelbyville, Kentucky, for approximately $45 million. The proceeds from this transaction, which closed in January 2000, were primarily used to repay debt.

     In February 2000, the company announced its intention to repurchase approximately $100 million of its own common stock. The company plans to use borrowings to fund the stock repurchases.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                CUMULATIVE
                                                INCOME (LOSS)   INCOME (LOSS)                   EFFECT OF
                                                    FROM            FROM                        CHANGES IN    NET
            (IN MILLIONS)                        CONTINUING     DISCONTINUED    EXTRAORDINARY   ACCOUNTING   INCOME
               QUARTER                 SALES     OPERATIONS      OPERATIONS         LOSS        PRINCIPLES   (LOSS)
            -------------              ------   -------------   -------------   -------------   ----------   ------
1999
  1st................................  $  666       $   6           $(172)           $(7)          $(32)     $(205)
  2nd................................     738          46               9            --              --         55
  3rd................................     754           4               8            --              --         12
  4th................................     763        (168)            (38)           --              --       (206)
                                       ------       -----           -----            --            ----      -----
     Total...........................  $2,921       $(112)          $(193)           $(7)          $(32)     $(344)
                                       ------       -----           -----            --            ----      -----
1998
  1st................................  $  633       $  18           $  14            $--           $ --      $  32
  2nd................................     738          51              23            --              --         74
  3rd................................     696          15              25            --              --         40
  4th................................     724          (2)             (5)           --              --         (7)
                                       ------       -----           -----            --            ----      -----
     Total...........................  $2,791       $  82           $  57            $--           $ --      $ 139
                                       ------       -----           -----            --            ----      -----

                                                    BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                                          -------------------------------------------------------------------
                                                                                      CUMULATIVE
                                                                                      EFFECT OF
                                                                                      CHANGES IN
                                          CONTINUING   DISCONTINUED   EXTRAORDINARY   ACCOUNTING   NET INCOME
QUARTER                                   OPERATIONS    OPERATIONS        LOSS        PRINCIPLES     (LOSS)
-------                                   ----------   ------------   -------------   ----------   ----------
1999(a)
  1st...................................    $ 0.03        $(1.03)        $(0.04)        $(0.19)      $(1.23)
  2nd...................................      0.28          0.05             --             --         0.33
  3rd...................................      0.01          0.05             --             --         0.06
  4th...................................     (1.00)        (0.22)            --             --        (1.22)
                                            ------        ------         ------         ------       ------
     Total..............................    $(0.67)       $(1.15)        $(0.04)        $(0.19)      $(2.05)
                                            ------        ------         ------         ------       ------
1998(a)
  1st...................................    $ 0.11        $ 0.08         $   --         $   --       $ 0.19
  2nd...................................      0.30          0.14             --             --         0.44
  3rd...................................      0.09          0.15             --             --         0.24
  4th...................................     (0.01)        (0.03)            --             --        (0.04)
                                            ------        ------         ------         ------       ------
     Total..............................    $ 0.49        $ 0.34         $   --         $   --       $ 0.83
                                            ------        ------         ------         ------       ------

                                                   DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                                          -------------------------------------------------------------------
                                                                                      CUMULATIVE
                                                                                      EFFECT OF
                                                                                      CHANGES IN
                                          CONTINUING   DISCONTINUED   EXTRAORDINARY   ACCOUNTING   NET INCOME
                QUARTER                   OPERATIONS    OPERATIONS        LOSS        PRINCIPLES     (LOSS)
                -------                   ----------   ------------   -------------   ----------   ----------
1999(a)
  1st...................................    $ 0.03        $(1.03)        $(0.04)        $(0.19)     $ (1.23)
  2nd...................................      0.28          0.05             --             --         0.33
  3rd...................................      0.01          0.05             --             --         0.06
  4th...................................     (1.00)        (0.22)            --             --        (1.22)
                                            ------        ------         ------         ------      -------
     Total..............................    $(0.67)       $(1.15)        $(0.04)        $(0.19)     $ (2.05)
                                            ------        ------         ------         ------      -------
1998(a)
  1st...................................    $ 0.11        $ 0.08         $   --         $   --      $  0.19
  2nd...................................      0.30          0.14             --             --         0.44
  3rd...................................      0.09          0.15             --             --         0.24
  4th...................................     (0.01)        (0.03)            --             --        (0.04)
                                            ------        ------         ------         ------      -------
     Total..............................    $ 0.49        $ 0.34         $   --         $   --      $  0.83
                                            ------        ------         ------         ------      -------

(a) The sum of amounts shown for individual quarters may not equal the total for the year because of changes in the weighted-average number of shares outstanding throughout the year.

     The preceding notes are an integral part of the foregoing financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no change in accountants, nor has there been any disagreement on any matter of accounting principles or practices or financial disclosure, which in either case is required to be reported pursuant to this
Item 9.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report inasmuch as Pactiv Corporation will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Shareowners of Pactiv Corporation to be held on May 10, 2000, at which meeting the shareowners will vote upon the election of directors. The information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index to Financial Statements of Pactiv Corporation" set forth in Item 8, "Financial Statements and Supplementary Data."

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                              PAGE
                                                              ----
Schedules of Pactiv Corporation -- Schedule II -- Valuation
  and qualifying accounts -- three years ended December 31,
  1999......................................................   56
SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I -- Condensed financial information of
  registrant................................................
Schedule III -- Real estate and accumulated depreciation....
Schedule IV -- Mortgage loans on real estate................
Schedule V -- Supplemental information concerning
  property -- casualty insurance operations.................

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                  COLUMN A                      COLUMN B           COLUMN C            COLUMN D    COLUMN E
---------------------------------------------  ----------   -----------------------   ----------   ---------
                                                                   ADDITIONS
                                                            -----------------------
                                               BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                               BEGINNING    COSTS AND      OTHER                   AT END OF
                 DESCRIPTION                    OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS     YEAR
                 -----------                   ----------   ----------   ----------   ----------   ---------
Allowance for doubtful accounts
     Year ended December 31, 1999............     $11          $--           $--         $--          $11
     Year ended December 31, 1998............      11            5           --            5           11
     Year ended December 31, 1997............      18            2            2           11           11

REPORTS ON FORM 8-K

     The company filed two Current Reports on Form 8-K during the quarter ended December 31, 1999. On October 28, 1999, the company filed a Current Report on Form 8-K, including information pursuant to item 5 (other events) relating to the public offering of Packaging Corporation of America. On November 12, 1999, the company filed a Current Report on Form 8-K, including information pursuant to item 2 (acquisition or disposition of assets), and item 5 (other events) relating to the spin-off of the company from Tenneco Inc.

INDEX OF EXHIBITS

     The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (exhibits designated by an asterisk are filed with this report; all other exhibits are incorporated by reference):

EXHIBIT NO.      DESCRIPTION
-----------      -----------
     2           Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
                 Pactiv Corporation's Current Report on Form 8-K dated
                 November 11, 1999, File No. 1-15157).
     3.1         Restated Certificate of Incorporation of the registrant
                 (incorporated herein by reference to Exhibit 3.1 to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
     3.2         Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
     4.1         Specimen Stock Certificate of Pactiv Corporation Common
                 Stock (incorporated herein by reference to Exhibit 4.1 to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
     4.2         Qualified Offer Plan Rights Agreement, dated as of November
                 4, 1999, by and between the registrant and First Chicago
                 Trust Company of New York, as Rights Agent (incorporated
                 herein by reference to Exhibit 4.2 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
     4.3(a)      Indenture, dated September 29, 1999, by and between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.1 to Tenneco
                 Packaging Inc.'s Registration Statement on Form S-4, File
                 No. 333-82923).
     4.3(b)      First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(b) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
     4.3(c)      Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(c) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
     4.3(d)      Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(d) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
     4.3(e)      Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(e) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).

EXHIBIT NO.      DESCRIPTION
-----------      -----------
     4.3(f)      Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(f) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
     4.4         Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
                 Pactiv Corporation Rabbi Trust (incorporated herein by
                 reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
     9           None.
    10.1         Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
                 herein by reference to Exhibit 16.1 to Tenneco Inc.'s
                 Current Report on Form 8-K dated November 4, 1999, File No.
                 1-12387).
    10.2         Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
                 Report on Form 8-K dated November 4, 1999, File No. 12387).
    10.3         Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
                 registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
                 for quarterly period ended September 30, 1999, File No.
                 1-12387).
    10.4         Trademark Transition License Agreement, dated as of November
                 4, 1999, by and between Tenneco Inc. and the registrant
                 (incorporated herein by reference to Exhibit 10.4 to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
    10.5         Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Executive Incentive Compensation Plan (incorporated
                 herein by reference to Exhibit 10.5 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
    10.6         Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
    10.7         Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Change in Control Severance Benefit Plan for Key
                 Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-15157).
    10.8         Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Deferred Compensation Plan (incorporated herein by
                 reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
    10.9         Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Stock Ownership Plan (incorporated herein by reference to Exhibit 10.9 to Pactiv Corporation's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-15157).
    10.10        Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
                 Shipbuilding Inc. (incorporated herein by reference to
                 Exhibit 10.28 of Tenneco Inc.'s Form 10, File No. 1-12387).
    10.11        Pactiv Corporation Rabbi Trust (incorporated herein by
                 reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).

EXHIBIT NO.      DESCRIPTION
-----------      -----------
    10.12        Tenneco Rabbi Trust Agreement (incorporated herein by
                 reference to Exhibit 10.12 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
   10.13(a)      Contribution Agreement, dated as of January 25, 1999, by and among the registrant, PCA Holdings LLC and Packaging
                 Corporation of America (the "Contribution
                 Agreement")(incorporated herein by reference to Exhibit
                 10.30 to Tenneco Inc.'s Current Report on Form 8-K dated
                 April 12, 1999, File 1-12387).
   10.13(b)      Letter Agreement, dated as of April 12, 1999, by and among the registrant, PCA Holdings LLC and Packaging Corporation of America, amending the Contribution Agreement
                 (incorporated herein by reference to Exhibit 10.31 to
                 Tenneco Inc.'s Current Report on Form 8-K dated April 12,
                 1999, File No 1-12387).
    10.14        Stockholders Agreement, as amended, dated as of April 12,
                 1999, by and among the registrant, PCA Holdings LLC and
                 Packaging Corporation of America (incorporated herein by
                 reference to Exhibit 10.32 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
    10.15        Registration Rights Agreement, as amended, dated as of April
                 12, 1999, by and among the registrant, PCA Holdings LLC and
                 Packaging Corporation of America (incorporated herein by
                 reference to Exhibit 10.33 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
    10.16        Release Agreement dated as of October 18, 1999, by and
                 between Dana G. Mead and Tenneco Management Company, and
                 Modification of Release Agreement dated as of October 18,
                 1999, by and among Dana G. Mead, Tenneco Inc. and Tenneco
                 Management Company (incorporated herein by reference to
                 Exhibit 10.18 to Tenneco Automotive Inc.'s Quarterly Report
                 on Form 10-Q for quarterly period ended September 30, 1999,
                 File No. 1-12387).
    10.17        Employment Agreement, dated as of March 11, 1997, by and
                 between Richard L. Wambold and Tenneco Inc. (incorporated
                 herein by reference to Exhibit 10.17 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
    10.18        Short Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
                 Administrative Agent, Credit Suisse First Boston, as
                 Syndication Agent, Bank One, NA and Banque Nationale de
                 Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.4 to Tenneco Packaging Inc.'s Registration
                 Statement on Form S-4, File No. 333-82923).
    10.19        Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
                 Administrative Agent, Credit Suisse First Boston, as
                 Syndication Agent, Bank One, NA and Banque Nationale de
                 Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
                 Statement on Form S-4, File No. 333-82923).
    10.20        Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
    10.21        Letter of Agreement dated September 10, 1999, by and among
                 Tenneco Inc., Bank of America, N.A., and Bank of America
                 Securities LLC, related to Term Loan Agreement, dated as of
                 November 3, 1999, by and between the registrant and Bank of
                 America. (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-15157).

EXHIBIT NO.      DESCRIPTION
-----------      -----------
    10.22        Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
                 institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-15157).
   *10.23        Agreement and General Release dated January 28, 2000,
                 between the registrant and Paul J. Griswold.
    11           None.
   *12           Computation of Ratio of Earnings to Fixed Charges.
    13           None.
    15           None.
    16           None.
    18           None.
    21           List of subsidiaries of Pactiv Corporation (incorporated
                 herein by reference to Exhibit 21 to Tenneco Packaging
                 Inc.'s Registration Statement on Form 10, File No. 1-15157).
    22           None.
   *23           Consent of Arthur Andersen LLP.
   *24           Powers of Attorney for the following directors of Pactiv
                 Corporation: Mark Andrews, Larry D. Brady, Robert J.
                 Darnall, Mary R. (Nina) Henderson, Roger B. Porter, Paul T.
                 Stecko.
   *27.1         Financial Data Schedule, December 31, 1999.
   *27.2         Amended Financial Data Schedule, December 31, 1997.
    99           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PACTIV CORPORATION

                                          By: /s/ RICHARD L. WAMBOLD
                                            ------------------------------------
                                                  Richard L. Wambold
                                                  Chairman, President and
                                                  Chief Executive Officer

Date: March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----

/s/ RICHARD L. WAMBOLD                         Chairman, President, Chief Executive   March 28, 2000
---------------------------------------------    Officer and Director (principal
      Richard L. Wambold                         executive officer)

/s/ ANDREW A. CAMPBELL                         Chief Financial Officer (principal     March 28, 2000
---------------------------------------------    financial and accounting officer)
      Andrew A. Campbell

/s/ MARK ANDREWS*                              Director                               March 28, 2000
---------------------------------------------
      Mark Andrews

/s/ LARRY D. BRADY*                            Director                               March 28, 2000
---------------------------------------------
      Larry D. Brady

/s/ ROBERT J. DARNALL*                         Director                               March 28, 2000
---------------------------------------------
      Robert J. Darnall

/s/ MARY R. (NINA) HENDERSON*                  Director                               March 28, 2000
---------------------------------------------
      Mary R. (Nina) Henderson

/s/ ROGER B. PORTER*                           Director                               March 28, 2000
---------------------------------------------
      Roger B. Porter

/s/ PAUL T. STECKO*                            Director                               March 28, 2000
---------------------------------------------
      Paul T. Stecko

*By: /s/ JAMES V. FAULKNER, JR.                                                       March 28, 2000
-----------------------------------------
           James V. Faulkner, Jr.
           Attorney-in-fact