Form 10-Q
period 2000-03-31
PACTIV CORP
filed 2000-05-12
CIK 1089976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-Q

(mark one)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 1-15157
                            ----------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common stock, par value $.01 per share: 168,952,223 shares as of April 30, 2000. (See Notes to Financial Statements.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the company (as defined) and business strategies for its operations, all of which are subject to risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarters Ended March 31, 2000 and 1999." These forward-looking statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) and phrases such as "will," "anticipate," "intend," "estimate," "expect," "objective," and similar terms (and variations thereof) and phrases.

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

     The company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the following: (i) changes in consumer demand and prices;
(ii) changes in prices of raw materials; (iii) risks associated with international operations; (iv) the general economic, political and competitive conditions in markets and countries where the company operates; (v) governmental actions; (vi) changes in capital availability or costs; (vii) the cost of compliance with changes in regulations, including environmental regulations;
(viii) workforce factors such as strikes or labor interruptions; (ix) the company's ability to identify and make appropriate acquisitions and to integrate operations of acquired businesses quickly and in a cost-effective manner; (x) changes by the Financial Accounting Standards Board or other accounting regulatory bodies of authoritative generally accepted accounting principles or policies; (xi) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the company's control; (xii) the company's ability to recognize forecasted savings from its restructuring programs on a timely basis; and (xiii) the company's ability to function as a "stand-alone" independent entity following its spin-off from Tenneco Inc.

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Statement of Income (Loss).............................      3
     Condensed Statement of Financial Position..............      4
     Condensed Statement of Cash Flows......................      5
     Notes to Financial Statements..........................      6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and
     Results of Operations..................................     11
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................     15
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings*................................     16
  Item 2. Changes in Securities*............................     16
  Item 3. Defaults Upon Senior Securities*..................     16
  Item 4. Submission of Matters to a Vote of Security
     Holders*...............................................     16
  Item 5. Other Information*................................     16
  Item 6. Exhibits and Reports on Form 8-K..................     16

------------------------

* No response to this item is included herein either because it is inapplicable or there is nothing to report.

STATEMENT OF INCOME (LOSS)

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA)
            FOR THE THREE MONTHS ENDED MARCH 31                    2000            1999
            -----------------------------------               --------------   ------------
                                                              (CONSOLIDATED)    (COMBINED)
SALES.......................................................   $        686    $        666
                                                               ------------    ------------
COSTS AND EXPENSES
  Cost of sales (excluding depreciation and amortization
     shown below)...........................................            497             444
  Depreciation and amortization.............................             45              48
  Selling, general, and administrative......................             67              98
  Other (income) expense, net...............................             (7)              2
  Restructuring.............................................             --              29
                                                               ------------    ------------
                                                                        602             621
                                                               ------------    ------------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST..................................................             84              45
  Interest expense, net of interest capitalized.............             34              36
  Income tax expense (benefit)..............................             21               3
                                                               ------------    ------------
INCOME FROM CONTINUING OPERATIONS...........................             29               6
Income (loss) from discontinued operations, net of income
  tax.......................................................            134            (172)
                                                               ------------    ------------
Income (loss) before extraordinary loss.....................            163            (166)
Extraordinary loss, net of income tax.......................             --              (7)
                                                               ------------    ------------
Income (loss) before cumulative effect of change in
  accounting principle......................................            163            (173)
Cumulative effect of change in accounting principle, net of
  income tax................................................             --             (32)
                                                               ------------    ------------
NET INCOME (LOSS)...........................................   $        163    $       (205)
                                                               ------------    ------------
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding
  Basic.....................................................    167,747,692     166,743,506
  Diluted...................................................    167,794,941     167,180,597
Basic earnings (loss) per share of common stock
  Continuing operations.....................................   $       0.17    $       0.03
  Discontinued operations...................................           0.80           (1.03)
  Extraordinary loss........................................             --           (0.04)
  Cumulative effect of change in accounting principle.......             --           (0.19)
                                                               ------------    ------------
                                                               $       0.97    $      (1.23)
                                                               ------------    ------------
Diluted earnings (loss) per share of common stock
  Continuing operations.....................................   $       0.17    $       0.03
  Discontinued operations...................................           0.80           (1.03)
  Extraordinary loss........................................             --           (0.04)
  Cumulative effect of change in accounting principle.......             --           (0.19)
                                                               ------------    ------------
                                                               $       0.97    $      (1.23)
                                                               ------------    ------------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

                                                                  MARCH 31,        DECEMBER 31,
($ IN MILLIONS)                                                      2000              1999
---------------                                                 --------------    --------------
                                                                (CONSOLIDATED)    (CONSOLIDATED)
ASSETS
Current assets
  Cash and temporary cash investments.......................        $   11            $   12
  Accounts and notes receivable
    Trade, less allowances of $14 million and $11 million in
     the respective periods.................................           309               279
    Income taxes............................................            11                30
    Other...................................................            20                42
  Inventories
    Finished goods..........................................           302               260
    Work in process.........................................            51                45
    Raw materials...........................................            57                71
    Other materials and supplies............................            40                53
  Other.....................................................            71                74
                                                                    ------            ------
  Total current assets                                                 872               866
                                                                    ------            ------
Property, plant, and equipment, net.........................         1,369             1,396
                                                                    ------            ------
Other assets
  Goodwill and intangibles, net.............................           963               981
  Pension assets............................................           974               941
  Other.....................................................           197               209
                                                                    ------            ------
  Total other assets                                                 2,134             2,131
                                                                    ------            ------
Net assets of discontinued operations.......................            50               195
                                                                    ------            ------
  TOTAL ASSETS                                                      $4,425            $4,588
                                                                    ------            ------
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
    debt....................................................        $   25            $  325
  Accounts payable, trade...................................           213               265
  Interest accrued..........................................            34                17
  Other.....................................................           326               313
                                                                    ------            ------
  Total current liabilities                                            598               920
                                                                    ------            ------
Long-term debt..............................................         1,655             1,741
                                                                    ------            ------
Deferred income taxes.......................................           409               321
                                                                    ------            ------
Deferred credits and other liabilities......................           233               236
                                                                    ------            ------
Minority interest...........................................            21                20
                                                                    ------            ------
Shareowners' equity
  Common stock (168,859,437 and 168,372,798 shares
    outstanding in the respective periods)..................             2                 2
  Premium on common stock and other capital surplus.........         1,473             1,468
  Accumulated other comprehensive loss......................           (11)              (24)
  Retained earnings (deficit)...............................            67               (96)
                                                                    ------            ------
                                                                     1,531             1,350
  Less treasury stock (2,613,243 and 0 shares, at cost, in
    the respective periods).................................            22                --
                                                                    ------            ------
  Total shareowners' equity.................................         1,509             1,350
                                                                    ------            ------
  TOTAL LIABILITIES AND SHAREOWNERS' EQUITY                         $4,425            $4,588
                                                                    ------            ------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31 (IN MILLIONS)                  2000           1999
-------------------------------------------------             --------------   ----------
                                                              (CONSOLIDATED)   (COMBINED)
OPERATING ACTIVITIES
Income from continuing operations...........................      $  29          $   6
Adjustments to reconcile income from continuing operations
  to cash used by continuing operations
     Depreciation and amortization..........................         45             48
     Deferred income taxes..................................         14              1
     Restructuring..........................................         --             29
     Pension income.........................................        (27)           (25)
     Allocated interest, net of tax.........................         --             24
     Increase in net working capital........................        (70)          (100)
     Other..................................................          7             (8)
                                                                  -----          -----
Cash used by continuing operations..........................         (2)           (25)
Cash provided by discontinued operations....................         --             55
                                                                  -----          -----
Cash (used) provided by operating activities................         (2)            30
                                                                  -----          -----
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....        394             --
Net proceeds from sale of businesses and assets.............         44              3
Expenditures for property, plant, and equipment.............        (38)           (29)
Other.......................................................         --            (24)
                                                                  -----          -----
Cash provided (used) by investing activities................        400            (50)
                                                                  -----          -----
FINANCING ACTIVITIES
Issuance of common shares...................................          4             --
Purchase of common shares...................................        (16)            --
Issuance of long-term debt..................................         16             --
Retirement of long-term debt................................       (102)           (28)
Net increase (decrease) in short-term debt, excluding
  current maturities of long-term debt......................       (300)             1
Cash contributions from former parent.......................         --             45
                                                                  -----          -----
Cash (used) provided by financing activities................       (398)            18
                                                                  -----          -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................         (1)             2
                                                                  -----          -----
Decrease in cash and temporary cash investments.............         (1)            --
Cash and temporary cash investments, January 1..............         12              7
                                                                  -----          -----
Cash and temporary cash investments, March 31...............      $  11          $   7
                                                                  -----          -----

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

     (1) On November 4, 1999, in connection with a corporate reorganization, Pactiv Corporation's former parent company, Tenneco Inc. (Tenneco) and its subsidiaries completed various intercompany transfers and distributions designed to restructure and separate their then-existing businesses, assets, liabilities, and operations so that, among other things, the packaging businesses and certain corporate and administrative service operations of Tenneco would be owned by Pactiv Corporation (Pactiv). Tenneco subsequently distributed pro rata to holders of its common stock all of the outstanding common stock of Pactiv (the spin-off). Prior to the spin-off, Pactiv was named Tenneco Packaging Inc. (TPI).

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

     The accompanying financial statements at March 31, 2000, and for the three months then ended are presented on a consolidated condensed basis. The December 31, 1999, statement of financial position is presented on a consolidated condensed basis, while all other financial statements for 1999 are presented on a combined condensed basis. Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the first quarter 2000 presentation.

     In the opinion of Pactiv, the accompanying unaudited financial statements of Pactiv contain all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding year. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 1999.

     (2) In January 1999, Tenneco reached an agreement to contribute the containerboard assets of its paperboard-packaging operation to a new joint venture with Madison Dearborn Partners, Inc., called Packaging Corporation of America (PCA). For the contribution, which was completed in April 1999, Pactiv received approximately $2 billion in the form of cash and the assumption of debt and retained a 45% equity interest in PCA (subsequently reduced to 43% as a result of equity issued to management) which was valued at approximately $200 million.

     The containerboard assets contributed to the joint venture represented substantially all of the assets of the company's paperboard-packaging operation, and included four mills, sixty-seven corrugated plants, and an ownership or leasehold interest in approximately 950,000 acres of timberland. Prior to the transaction, the company borrowed $1.8 billion and used $1.2 billion of the proceeds to acquire assets used by the containerboard business under operating leases and timber-cutting rights, and to purchase accounts receivable of this business that had previously been sold to a third party. The remainder of the borrowings ($600 million) was remitted to Tenneco to repay a portion of its short-term debt. As a result of the transaction, the company recorded an estimated loss of $293 million ($178 million after tax, or $1.07 per share) in the first quarter of 1999 based on the amount by which the carrying value of the containerboard assets exceeded their fair value, less selling costs.

     In April 1999, Tenneco reached an agreement, which closed in June 1999, to sell the paperboard-packaging operation's remaining business, its folding-carton operation, to Caraustar Industries for $73 million. As a result of the sale, the company recorded a gain of $14 million ($9 million after tax, or $0.05 per share), which was included in discontinued operations.

     In the fourth quarter of 1999, the company recorded an additional $53 million loss ($37 million after tax, or $0.21 per share) on the disposition of the paperboard-packaging operation related to events that occurred subsequent to the sales, including the final settlement of working capital, revisions to actuarially determined estimates of pension-plan curtailment costs, and changes in estimates regarding retained liabilities.

     In an initial public offering, Pactiv sold approximately 85% of its remaining interest in PCA in February 2000. Net proceeds of $398 million were primarily used to repay debt. As a result of the sale, the company recorded a gain of $224 million ($134 million after tax, or $0.80 per share). A 6% common equity interest in PCA was retained by the company.

     Net assets as of March 31, 2000 and 1999, and results of operations for the three months then ended for the paperboard packaging operation were as follows:

(IN MILLIONS)                                                 2000   1999
-------------                                                 ----   ----
Net assets at end of period (a).............................  $ 50   $ 372
                                                              ----   -----
Sales.......................................................  $ --   $ 392
                                                              ----   -----
Income (loss) from operations before income taxes and
interest allocation.........................................  $ --   $  18
Gain (loss) on containerboard-business sales................   224    (293)
                                                              ----   -----
Income (loss) before interest and income taxes..............   224    (275)
Income tax expense (benefit)................................    90    (108)
                                                              ----   -----
Income (loss) before interest allocation....................   134    (167)
Allocated interest expense, net of income tax...............    --       5
                                                              ----   -----
Income (loss) from discontinued operations..................  $134   $(172)
                                                              ----   -----

------------------------

(a) Included allocated debt of $487 million at March 31, 1999.

     (3) In December 1999, the company entered into an agreement to sell its aluminum foil reroll facility in Clayton, New Jersey, and its aluminum packer-processor facility in Shelbyville, Kentucky, for approximately $44 million. The company recorded a related gain of $5.4 million ($3.1 million after tax, or $0.02 per share) in the first quarter of 2000. The proceeds from this transaction, which closed in January 2000, were primarily used to repay debt.

     Under a transition-service agreement, the company provides certain administrative services to these businesses based on contractual fee arrangements.

     (4) In the first quarter of 1999, the company recorded an extraordinary after-tax charge of $7 million, net of a $3 million tax benefit, ($0.04 per share) related to early retirement of debt in connection with the contribution of the containerboard assets to the PCA joint venture.

     (5) In the first quarter of 1999, a plan was adopted to realign company functions in connection with the contribution of the containerboard assets to the PCA joint venture, and to close Tenneco's headquarters facility in Greenwich, Connecticut. This plan, for which a $29 million pre-tax charge ($17 million after tax, or $0.10 per share) was recorded, included the elimination of approximately forty positions. Approximately $30 million was received in the second quarter of 1999 related to the sale of the Greenwich facility. These restructuring actions were completed in 1999 and were executed in accordance with the company's initial plan.

     In the fourth quarter of 1999, Pactiv adopted an extensive restructuring plan to exit non-core businesses and to reduce overhead costs. As a result, the company recorded a $154 million charge ($91 million after tax, or $0.54 per share). This charge was related to (1) the sale of the company's forest-products and aluminum foil container businesses in Europe ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999, and the sale of certain assets of the company's administrative-service and corporate-aircraft operations ($10 million); (2) impairment of long-lived assets held for use in the company's packaging-polyethylene business ($68 million); and (3) severance costs ($8 million) associated with the elimination of 161 positions, primarily in the company's international operations. The impairment of the packaging-polyethylene business assets was recorded following the completion of an evaluation of strategic alternatives for the business, and represented the difference between the carrying value of the assets and the forecasted future cash flows therefrom, computed on a discounted basis.

     Amounts related to the restructuring plans described previously are shown in the following table.

                                                           THREE MONTHS ENDED MARCH 31, 2000
                                                           ---------------------------------
                                            BALANCE AT                               CHARGED    BALANCE AT
                                           DECEMBER 31,   RESTRUCTURING     CASH     TO ASSET   MARCH 31,
                                               1999          CHARGES      PAYMENTS   ACCOUNTS      2000
(IN MILLIONS)                              ------------   -------------   --------   --------   ----------
Severance................................       $8             $--           $4         $--         $4
Asset impairment.........................       --             --            --         --          --
Other....................................        1             --            --         --           1
                                                --             --            --         --          --
                                                $9             $--           $4         $--         $5
                                                --             --            --         --          --

     (6) In May 1999, Tenneco, Pactiv, and a number of containerboard manufacturers were named as defendants in a civil class-action antitrust lawsuit pending in the United States district court for the Eastern District of Pennsylvania. The company also was named as a defendant in a related class-action antitrust lawsuit. The lawsuits allege that the defendants conspired to raise linerboard prices for corrugated containers and corrugated sheets from October 1, 1993, through November 30, 1995, in violation of Section 1 of the Sherman Act. The lawsuits seek treble damages in an unspecified amount, plus attorney fees. Pactiv's management believes that the allegations have no merit, is vigorously defending the claims, and believes that the outcome will not have a material adverse effect on the company's financial position or results of operations. Pactiv is responsible for defending the claims against Tenneco and for any liability resulting therefrom.

     The company is party to various legal proceedings arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material effect on the company's financial position or results of operations.

     (7) The company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Pactiv provides related reserves where it is probable that liabilities exist and where reasonable estimates of the liabilities can be made. Estimated liabilities are subject to change as more information becomes available regarding the magnitude of possible clean-up costs and the cost and effectiveness of alternative clean-up technologies. However, management believes that any additional costs that may be incurred as more information becomes available will not have a material effect on the financial condition or results of operations of the company.

     (8) In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes new accounting and reporting standards requiring that all derivative instruments, including such instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. FAS No. 133 will become effective for fiscal years beginning after June 15, 2000. Pactiv is currently evaluating the new standard, but has not yet determined the impact, if any, it will have on its financial position or results of operations.

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs of start-up activities be expensed as incurred. This statement became effective for fiscal years beginning after December 15, 1998. SOP 98-5 required that previously capitalized costs related to start-up activities be expensed as a cumulative effect of change in accounting principle upon adoption. The company adopted SOP 98-5 on January 1, 1999, and recorded a related after-tax charge of $32 million (net of a $9 million tax benefit), or $0.19 per share, pertaining to previously capitalized start-up costs of its foreign operations and its administrative service operations.

     (9) At the time of the spin-off, Pactiv exercised its right to make a one-time draw under a $1.5 billion term-loan agreement in the amount of $300 million at a floating-interest rate based on LIBOR, adjusted for reserve requirements, plus a specified margin. As a result of the sale of the majority of Pactiv's interest in PCA, all amounts borrowed under this facility were repaid in the first quarter 2000.

     (10) Tenneco's historical practice had been to incur indebtedness for the consolidated group at the parent-company level, or at a limited number of subsidiaries, rather than at the operating-company level. Consequently, prior to the spin-off, corporate debt and related interest expense were allocated to Pactiv, generally based on the ratio of the company's net assets to Tenneco's consolidated net assets plus debt. Similarly, interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt, which was 7.0% for the three months ended March 31, 1999. Total interest expense allocated to the company for the three months ended March 31, 1999, was $36 million. Although interest costs and the related tax effect were allocated to the company for financial-reporting purposes, Pactiv was not billed for these amounts. Changes in allocated corporate debt and allocated after-tax interest expense were included in combined equity. Although management believes that the historical allocation of corporate debt and interest was reasonable, it is not necessarily indicative of debt requirements and related interest costs of Pactiv as a separate public company.

     (11) In November 1999, Pactiv established a grantor trust and reserved 3,200,000 shares of common stock for the trust. This trust is a so-called "rabbi trust" designed to assure the payment of deferred compensation and supplemental pension benefits. The shares were issued to the trust in January 2000. The trust is included in Pactiv's financial statements. Consequently, the shares of common stock issued are not considered to be outstanding.

     (12) In connection with the spin-off, one share of Pactiv common stock was issued for each share of Tenneco common stock then owned. Accordingly, basic earnings per share for 1999 was calculated using the former parent's weighted-average number of shares outstanding from January 1, 1999, to March 31, 1999. For 2000 the weighted-average number of Pactiv shares outstanding from January 1, 2000, to March 31, 2000 was used to calculate basic earnings per share. Diluted earnings per share was calculated in the same manner, adjusting for the potential issuance of additional shares related to stock options, restricted stock, and performance shares.

     Earnings from continuing operations per share of common stock outstanding were computed as follows:

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                   2000           1999
     (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)        (CONSOLIDATED)   (COMBINED)
Basic Earnings Per Share
  Income from continuing operations.........................   $        29     $         6
                                                               -----------     -----------
  Average shares of common stock outstanding................   167,747,692     166,743,506
                                                               -----------     -----------
  Earnings from continuing operations per average share of
  common stock..............................................   $      0.17     $      0.03
                                                               -----------     -----------
Diluted Earnings Per Share
  Income from continuing operations.........................   $        29     $         6
                                                               -----------     -----------
  Average shares of common stock outstanding................   167,747,692
  Effect of dilutive securities:
     Restricted stock.......................................            --
     Stock options..........................................            59
     Performance shares.....................................        47,190
                                                               -----------
  Average shares of common stock outstanding including
     dilutive
     securities.............................................   167,794,941     167,180,597
                                                               -----------     -----------
  Earnings from continuing operations per average share of
common stock................................................   $      0.17     $      0.03
                                                               -----------     -----------

     In February 2000, the company announced its intention to repurchase approximately $100 million of its own common stock. The company plans to use borrowings to fund the stock repurchases. During the first quarter of 2000, the company repurchased 2,595,100 shares of its common stock for $22 million.

     (13) The company's operating segments include:

        Consumer and foodservice/food packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum-packaging products for the consumer, foodservice, and food-packaging markets.

        Protective and flexible packaging, which relates to the manufacture and sale of plastic, paperboard, and molded fiber protective- and flexible-packaging products. Major markets served by protective-packaging products include electronics, automotive, furniture, and e-commerce, whereas flexible-packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications.

        Other, which relates to corporate and administrative service operations and pension plan income and expense.

     Prior to the spin-off, the combined results of the consumer and foodservice/food packaging and protective and flexible businesses were reported under the specialty-packaging segment by Tenneco. During the fourth quarter of 1999, the company changed the composition of its operating segments because of modifications in its management-reporting structure triggered by the spin-off. Segment information for the first quarter of 1999 has been restated to conform with current segment presentation. Products are transferred between segments and geographic areas on a basis intended to reflect, as nearly as possible, market values.

     The following table sets forth certain segment information.

                                                  SEGMENT
         (IN MILLIONS)             --------------------------------------
                                   CONSUMER AND
                                   FOODSERVICE/   PROTECTIVE AND               RECLASSIFICATIONS
                                       FOOD          FLEXIBLE                         AND
                                    PACKAGING       PACKAGING      OTHER         ELIMINATIONS      TOTAL
                                   ------------   --------------   ------      -----------------   ------
AT MARCH 31, 2000, AND FOR THE
  THREE MONTHS THEN ENDED
Sales from external customers...      $  478          $  208       $   --            $  --         $  686
Income before interest, income
  taxes, and minority
  interest......................          59              10           15(a)            --             84
Income from discontinued
  operations....................          --              --          134               --            134
Total assets....................       2,280             895        1,238(b)            12          4,425
Net assets of discontinued
  operations....................          --              --           50               --             50
FOR THE THREE MONTHS ENDED MARCH
  31, 1999
Sales from external customers...         459             207           --               --            666
Income (loss) before interest,
  income taxes, and minority
  interest......................          64              19          (38)(c)           --             45
Loss from discontinued
  operations....................          --              --         (172)              --           (172)
Extraordinary loss..............          --              --           (7)              --             (7)
Cumulative effect of change in
  accounting principle..........          (1)            (16)         (15)              --            (32)

(a) Includes pension plan income.

(b) Includes assets related to pension plans (net), administrative-service operations, and investment in the discontinued paperboard-packaging business.

(c) Includes pension plan income, unallocated corporate expenses, and restructuring and other charges for the three months ended March 31, 1999.

The above notes are an integral part of the foregoing financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STRATEGIC REALIGNMENT

     In July 1998, Tenneco's board of directors authorized management to develop a broad range of strategic alternatives to separate its automotive, paperboard-packaging, and specialty-packaging businesses. Subsequently, Tenneco Inc. (Tenneco) completed the following actions:

          - In January 1999, Tenneco reached an agreement to contribute the containerboard assets of its paperboard-packaging operation to a new joint venture with Madison Dearborn Partners, Inc. called Packaging Corporation of America (PCA). For the contribution, which was completed in April 1999, Pactiv received approximately $2 billion in the form of cash and debt assumption and retained a 45% equity interest in PCA (subsequently reduced to 43% as a result of equity issued to management) which was valued at approximately $200 million.

          - In April 1999, Tenneco reached an agreement to sell the paperboard-packaging segment's remaining business, its folding-carton operation, to Caraustar Industries for $73 million. This transaction closed in June 1999.

          - Also in April 1999, Tenneco's board of directors approved the spin-off.

          - In June 1999, Tenneco's board of directors authorized the specialty-packaging business to sell its interest in PCA. Approximately 85% of this interest was sold by Pactiv in February 2000 for net proceeds of $398 million through a registered public offering.

          - In August 1999, Tenneco received a letter ruling from the Internal Revenue Service that the spin-off would be considered to be a tax-free event for U.S. federal income-tax purposes.

          - On November 4, 1999, Tenneco completed the spin-off by issuing a dividend of the common stock of Pactiv to Tenneco shareowners.

     The paperboard-packaging segment is classified as a discontinued operation in the financial statements. See the notes to financial statements included in this document for further information.

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

RESTRUCTURING AND OTHER CHARGES

     In the first quarter of 1999, a plan was adopted to realign company functions in connection with the contribution of the containerboard assets to the PCA joint venture and to close Tenneco's headquarters facility in Greenwich, Connecticut. This plan, for which a $29 million pre-tax charge ($17 million after tax, or $0.10 per share) was recorded, included the elimination of approximately 40 positions. Approximately $30 million was received in the second quarter of 1999 related to the sale of the Greenwich facility. These restructuring actions were completed in 1999 and were executed in accordance with the company's initial plan.

     In the fourth quarter of 1999, Pactiv adopted an extensive restructuring plan to exit non-core businesses and to reduce overhead costs. As a result, the company recorded a $154 million charge ($91 million after tax, or $0.54 per share). This charge was related to (1) the sale of the company's forest-products and aluminum foil container businesses in Europe ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999, and the sale of certain assets of the company's administrative-service and corporate-aircraft operations ($10 million); (2) impairment of long-lived assets held for use in the company's packaging-polyethylene business ($68 million); and
(3) severance costs ($8 million) associated with the elimination of 161 positions, primarily in the company's international operations. The impairment of the packaging-polyethylene business assets was recorded following the completion of an evaluation of strategic alternatives for the business, and represented the difference between the carrying value of the assets and the forecasted future cash flows therefrom, computed on a discounted basis.

     In total, Pactiv expects to realize annual savings of $75 million from the restructuring actions. Of this, an estimated $30 million was realized in 1999, and an additional $45 million is anticipated to occur in 2000 ($40 million) and 2001 ($5 million).

QUARTERS ENDED MARCH 31, 2000 AND 1999

RESULTS OF CONTINUING OPERATIONS

     Sales

     Details of sales were as follows:

                                                                 FIRST QUARTER
                                                              --------------------
                   (DOLLARS IN MILLIONS)                      2000   1999   CHANGE
                   ---------------------                      ----   ----   ------
Consumer and foodservice/food packaging.....................  $478   $459    4.1%
Protective and flexible packaging...........................   208    207    0.5
Other.......................................................    --     --     --
                                                              ----   ----
          Total.............................................  $686   $666    3.0%
                                                              ----   ----

     Sales in 2000 grew 3%, to $686 million, over the comparable period in 1999. Excluding the negative impact of foreign-currency exchange rates and divestitures, sales increased 8%. This sales growth resulted equally from unit-volume gains and price increases.

     Sales of the consumer and foodservice/food packaging business advanced 4% in 2000. Adjusting for the negative impact of divestitures, sales grew 7%, principally driven by price increases. In 2000, sales of protective and flexible products increased slightly compared with the same period in 1999. Excluding the negative effect of foreign-currency exchange and businesses divested in late 1999, first-quarter 2000 sales of the protective and flexible business were up 11% over the first quarter of 1999, primarily as a result of rapid volume growth of 10%.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

     Operating income by segment appears below.

                                                                 FIRST QUARTER
                                                              --------------------
                   (DOLLARS IN MILLIONS)                      2000   1999   CHANGE
                   ---------------------                      ----   ----   ------
Consumer and foodservice/food packaging.....................  $59    $ 64    (7.8)%
Protective and flexible packaging...........................   10      19   (47.4)
Other.......................................................   15     (38)      --
                                                              ---    ----
          Total.............................................  $84    $ 45     86.7%
                                                              ---    ----   ------

     Included in 1999's results were restructuring and other charges of $29 million. Excluding the effect of these unusual items, operating income by segment was as follows:

                                                                 FIRST QUARTER
                                                              --------------------
                   (DOLLARS IN MILLIONS)                      2000   1999   CHANGE
                   ---------------------                      ----   ----   ------
Consumer and foodservice/food packaging.....................  $59    $ 64    (7.8)%
Protective and flexible packaging...........................   10      19   (47.4)
Other.......................................................   15      (9)      --
                                                              ---    ----
          Total.............................................  $84    $ 74     13.5%
                                                              ---    ----

     Operating income before unusual items of $84 million for 2000 increased 14% over the $74 million recorded in 1999, as significant reductions in corporate overhead expenses, selling-price increases, and a $5 million gain on the sale of assets more than offset higher resin costs.

     Operating income for the consumer and foodservice/food packaging segment was $59 million for 2000, compared with $64 million for 1999. The $5 million decline was driven by higher material and freight costs and start-up costs at the company's Mexican molded-fiber facility, offset in part by higher selling prices and gain on the sale of assets. Operating margin in the first quarter of 2000 advanced to 11.3% of sales from 9.6% in the fourth quarter of 1999, but lagged the 13.9% level achieved in the first quarter of 1999 when resin costs were low.

     Operating income for the protective and flexible segment was $10 million in 2000, compared with $19 million in 1999. The $9 million decline was caused primarily by a reduction in spread between selling prices and resin costs and the negative impact of foreign-currency exchange.

     Operating income in the other segment was $15 million in 2000, compared with a loss of $9 million in 1999. The improvement resulted from reductions in corporate overhead costs, higher pension income, and the impact of billing Tenneco Automotive for the full cost of administrative services provided to it by Pactiv.

     Interest Expense, Net of Interest Capitalized

     Prior to the spin-off, corporate debt of Tenneco and related interest expense had been allocated to Pactiv, and changes in allocated debt and after-tax allocated interest costs were recorded as a component of Pactiv's combined equity.

     Interest expense decreased from $36 million in 1999 to $34 million in 2000 principally because of a reduction in the level of debt.

     Income Taxes

     Pactiv's effective tax rate for the first quarter of 2000 was 42%, compared with a rate of 43% for total-year 1999 when restructuring and other charges and spin-off transaction costs are excluded.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $29 million ($0.17 per share) in 2000, compared with net income of $6 million ($0.03 per share) in 1999, which included restructuring and other charges of $29 million ($0.10 per share).

DISCONTINUED OPERATIONS AND EXTRAORDINARY CHARGE

     For the first quarter of 2000, income from discontinued operations, net of income tax, was $134 million ($0.80 per share), which represented the gain on the February 2000 sale of the majority of the company's interest in PCA. In the first quarter of 1999, the company recorded a loss from discontinued operations of $172 million ($1.03 per share), which was comprised principally of an after-tax loss of $178 million ($1.07 per share) on the contribution of the company's containerboard assets to the PCA joint venture. Also in the first quarter of 1999, an extraordinary after-tax charge of $7 million ($0.04 per share) was recorded as a result of the early retirement of debt in connection with the contribution of these assets.

  LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

     Details of the company's capital structure appear below.

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999       CHANGE
                       (IN MILLIONS)                          ---------   ------------   ------
Short-term debt, including current maturities of long-term
  debt......................................................   $   25        $  325      $(300)
Long-term debt..............................................    1,655         1,741        (86)
Less: Cash and temporary cash investments...................      (11)          (12)         1
                                                               ------        ------      -----
          Total debt........................................    1,669         2,054       (385)
Minority interest...........................................       21            20          1
Shareowners' equity.........................................    1,509         1,350        159
                                                               ------        ------      -----
          Total capitalization..............................   $3,199        $3,424      $(225)
                                                               ------        ------      -----

     Pactiv's ratio of debt to total capitalization was 52.2% and 60.0% at March 31, 2000, and December 31, 1999, respectively. Total borrowings declined in the first quarter as a result of the repayment of debt with the proceeds from the sale of PCA stock.

     Equity increased in the first quarter of 2000 primarily as a result of the recording of income from continuing and discontinued operations of $29 million and $134 million, respectively.

     Cash Flows

     A summary of cash flows appears below.

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2000          1999
                       (IN MILLIONS)                          -----         ----
Cash provided (used) by:
  Operating activities......................................  $  (2)        $ 30
  Investing activities......................................    400          (50)
  Financing activities......................................   (398)          18

     Cash used by operating activities was $2 million in 2000, while $30 million was generated from operations in 1999. The $32 million decrease was comprised of a $55 million decrease in cash provided by discontinued operations, offset in part by a $23 million decrease in cash used by continuing operations. The decrease in cash from discontinued operations resulted from the sale of Pactiv's interest in PCA. The decrease in cash used by continuing operations was principally attributable to higher net income.

     Investing activities provided $400 million of cash in 2000, an increase of $450 million from 1999, principally driven by the receipt of proceeds from the sale of the company's interest in PCA.

     Cash used by financing activities was $398 million for 2000, while $18 million was generated from financing activities in 1999. The use of cash in 2000 was primarily caused by the retirement of debt in connection with the sale of the company's interest in PCA.

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

     At the time of the spin-off, Pactiv exercised its right to make a one-time draw under a $1.5 billion term-loan agreement in the amount of $300 million at a floating-interest rate based on LIBOR, adjusted for reserve requirements, plus a specified margin. As a result of the sale of the majority of Pactiv's interest in PCA on February 2, 2000, all amounts borrowed under this facility were repaid in the first quarter of 2000.

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

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs of start-up activities be expensed as incurred. This statement became effective for fiscal years beginning after December 15, 1998. SOP 98-5 required that previously capitalized costs related to start-up activities be expensed as a cumulative effect of change in accounting principle upon adoption. The company adopted SOP 98-5 on January 1, 1999, and recorded a related after-tax charge of $32 million (net of a $9 million tax benefit), or $0.19 per share, pertaining to previously capitalized start-up costs of its foreign operations and its administrative-service operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The company is exposed to market risks related to changes in foreign-currency exchange rates, interest rates, and commodity prices. To manage these risks, the company, from time to time, enters into various hedging contracts in accordance with the company's policies and procedures. The company does not use hedging instruments for trading purposes and is not a party to any transactions involving leveraged derivatives. There have been no material changes in the amounts and types of hedging transactions since December 31, 1999.

                          PART II - OTHER INFORMATION

ITEMS 1-5. NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     The exhibits filed herewith are designated by an asterisk in the following index; all other exhibits are incorporated by reference:

EXHIBIT NO.                              DESCRIPTION
 --------        ------------------------------------------------------------
     2           Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
                 Pactiv Corporation's Current Report on Form 8-K dated
                 November 11, 1999, File No. 1-15157).
     3           Restated Certificate of Incorporation of the registrant
                 (incorporated herein by reference to Exhibit 3.1 to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
     3.1         Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
     4.1         Specimen Stock Certificate of Pactiv Corporation Common
                 Stock (incorporated herein by reference to Exhibit 4.1 to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
     4.2         Qualified Offer Plan Rights Agreement, dated as of November
                 4, 1999, by and between the registrant and First Chicago
                 Trust Company of New York, as Rights Agent (incorporated
                 herein by reference to Exhibit 4.2 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
     4.3(a)      Indenture, dated September 29, 1999, by and between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.1 to Tenneco
                 Packaging Inc.'s Registration Statement on Form S-4, File
                 No. 333-82923).
     4.3(b)      First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(b) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
     4.3(c)      Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(c) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
     4.3(d)      Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(d) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
     4.3(e)      Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(e) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
     4.3(f)      Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(f) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
     4.4         Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
                 Pactiv Corporation Rabbi Trust (incorporated herein by
                 reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
    10.1         Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
                 herein by reference to Exhibit 16.1 to Tenneco Inc.'s
                 Current Report on Form 8-K dated November 4, 1999, File No.
                 1-12387).
    10.2         Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
                 Report on Form 8-K dated November 4, 1999, File No. 12387).
    10.3         Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
                 registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
                 for quarterly period ended September 30, 1999, File No.
                 1-12387).
    10.4         Trademark Transition License Agreement, dated as of November
                 4, 1999, by and between Tenneco Inc. and the registrant
                 (incorporated herein by reference to Exhibit 10.4 to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
    10.5         Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Executive Incentive Compensation Plan (incorporated
                 herein by reference to Exhibit 10.5 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
    10.6         Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
    10.7         Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Change in Control Severance Benefit Plan for Key
                 Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-15157).
    10.8         Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Deferred Compensation Plan (incorporated herein by
                 reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
    10.9         Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Stock Ownership Plan (incorporated herein by reference to Exhibit 10.9 to Pactiv Corporation's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-15157).
    10.10        Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
                 Shipbuilding Inc. (incorporated herein by reference to
                 Exhibit 10.28 of Tenneco Inc.'s Form 10, File No. 1-12387).
    10.11        Pactiv Corporation Rabbi Trust (incorporated herein by
                 reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
    10.12        Tenneco Rabbi Trust Agreement (incorporated herein by
                 reference to Exhibit 10.12 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
   10.13(a)      Contribution Agreement, dated as of January 25, 1999, by and among the registrant, PCA Holdings LLC and Packaging
                 Corporation of America (the "Contribution
                 Agreement")(incorporated herein by reference to Exhibit
                 10.30 to Tenneco Inc.'s Current Report on Form 8-K dated
                 April 12, 1999, File 1-12387).
   10.13(b)      Letter Agreement, dated as of April 12, 1999, by and among the registrant, PCA Holdings LLC and Packaging Corporation of America, amending the Contribution Agreement
                 (incorporated herein by reference to Exhibit 10.31 to
                 Tenneco Inc.'s Current Report on Form 8-K dated April 12,
                 1999, File No 1-12387).
    10.14        Stockholders Agreement, as amended, dated as of April 12,
                 1999, by and among the registrant, PCA Holdings LLC and
                 Packaging Corporation of America (incorporated herein by
                 reference to Exhibit 10.32 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
    10.15        Registration Rights Agreement, as amended, dated as of April
                 12, 1999, by and among the registrant, PCA Holdings LLC and
                 Packaging Corporation of America (incorporated herein by
                 reference to Exhibit 10.33 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
    10.16        Release Agreement dated as of October 18, 1999, by and
                 between Dana G. Mead and Tenneco Management Company, and
                 Modification of Release Agreement dated as of October 18,
                 1999, by and among Dana G. Mead, Tenneco Inc. and Tenneco
                 Management Company (incorporated herein by reference to
                 Exhibit 10.18 to Tenneco Automotive Inc.'s Quarterly Report
                 on Form 10-Q for quarterly period ended September 30, 1999,
                 File No. 1-12387).
    10.17        Employment Agreement, dated as of March 11, 1997, by and
                 between Richard L. Wambold and Tenneco Inc. (incorporated
                 herein by reference to Exhibit 10.17 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
    10.18        Short Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
                 Administrative Agent, Credit Suisse First Boston, as
                 Syndication Agent, Bank One, NA and Banque Nationale de
                 Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.4 to Tenneco Packaging Inc.'s Registration
                 Statement on Form S-4, File No. 333-82923).
    10.19        Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
                 Administrative Agent, Credit Suisse First Boston, as
                 Syndication Agent, Bank One, NA and Banque Nationale de
                 Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
                 Statement on Form S-4, File No. 333-82923).
    10.20        Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
    10.21        Letter of Agreement dated September 10, 1999, by and among
                 Tenneco Inc., Bank of America, N.A., and Bank of America
                 Securities LLC, related to Term Loan Agreement, dated as of
                 November 3, 1999, by and between the registrant and Bank of
                 America. (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-15157).
    10.22        Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
                 institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-15157).
    10.23        Agreement and General Release dated January 28, 2000,
                 between the registrant and Paul J. Griswold (incorporated by reference to Exhibit 10.23 to Pactiv Corporation's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-15157).
    11           None.
   *12           Computation of Ratio of Earnings to Fixed Charges.
    15           None.
    18           None.
    19           None.
    22           None.
    23           None.
   *27.1         Financial Data Schedule, March 31, 2000.
   *27.2         Amended Financial Data Schedule, March 31, 1999.
    99           None.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PACTIV CORPORATION

                                          By: /s/ ANDREW A. CAMPBELL
                                            ------------------------------------
                                            Andrew A. Campbell
                                            Vice President, Finance and
                                            Chief Financial Officer

Date: May 12, 2000