Form 10-Q
period 2000-06-30
PACTIV CORP
filed 2000-08-14
CIK 1089976

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Common stock, par value $.01 per share: 162,392,942 shares as of July 31, 2000. (See Notes to Financial Statements.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the company (as defined) and business strategies for its operations, all of which are subject to risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) and phrases such as "will," "anticipate," "intend," "estimate," "expect," and similar terms (and variations thereof) and phrases.

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

     The company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the following: (i) changes in consumer demand and prices;
(ii) changes in prices of raw materials; (iii) risks associated with international operations; (iv) the general economic, political and competitive conditions in markets and countries where the company operates; (v) governmental actions; (vi) changes in capital availability or costs; (vii) the cost of compliance with changes in regulations, including environmental regulations;
(viii) workforce factors such as strikes or labor interruptions; (ix) the company's ability to identify and make appropriate acquisitions and to integrate operations of acquired businesses quickly and in a cost-effective manner; (x) changes by the Financial Accounting Standards Board or other accounting regulatory bodies of authoritative generally accepted accounting principles or policies; (xi) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the company's control; (xii) the company's ability to recognize forecasted savings from its restructuring programs on a timely basis; and (xiii) the company's ability to function as a "stand-alone" independent entity following its spin-off from Tenneco Inc. in November 1999.

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial statements (Unaudited)
     Statement of Income (Loss).............................      3
     Condensed Statement of Financial Position..............      4
     Condensed Statement of Cash Flows......................      5
     Notes to Financial Statements..........................      6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     12
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................     17
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings*................................     18
  Item 2. Changes in Securities*............................     18
  Item 3. Defaults Upon Senior Securities*..................     18
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................     18
  Item 5. Other Information*................................     18
  Item 6. Exhibits and Reports on Form 8-K..................     18

------------------------

* No response to this item is included herein either because it is inapplicable or there is nothing to report.

STATEMENT OF INCOME (LOSS)

(UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                  ------------------------------    ------------------------------
                                                       2000             1999             2000             1999
                                                  --------------    ------------    --------------    ------------
(IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA)    (CONSOLIDATED)     (COMBINED)     (CONSOLIDATED)     (COMBINED)

SALES.....................................         $        769     $        738     $      1,455     $      1,404
                                                   ------------     ------------     ------------     ------------
COSTS AND EXPENSES
  Cost of sales (excluding depreciation and
     amortization shown below)............                  543              480            1,040              924
  Depreciation and amortization...........                   45               46               90               94
  Selling, general, and administration....                   81              110              148              208
  Other (income) expense, net.............                   (2)               3               (9)               5
  Restructuring...........................                   --               --               --               29
                                                   ------------     ------------     ------------     ------------
                                                            667              639            1,269            1,260
                                                   ------------     ------------     ------------     ------------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES,
  AND MINORITY INTEREST...................                  102               99              186              144
  Interest expense, net of interest
     capitalized..........................                   33               32               67               68
  Income tax expense......................                   29               21               50               24
  Minority interest.......................                    1               --                1               --
                                                   ------------     ------------     ------------     ------------
INCOME FROM CONTINUING OPERATIONS.........                   39               46               68               52
Income (loss) from discontinued operations,
  net of income tax.......................                   --                9              134             (163)
                                                   ------------     ------------     ------------     ------------
Income (loss) before extraordinary loss...                   39               55              202             (111)
Extraordinary loss, net of income tax.....                   --               --               --               (7)
                                                   ------------     ------------     ------------     ------------
Income (loss) before cumulative effect of
  change in accounting principle..........                   39               55              202             (118)
Cumulative effect of change in accounting
  principle, net of income tax............                   --               --               --              (32)
                                                   ------------     ------------     ------------     ------------
Net income (loss).........................         $         39     $         55     $        202     $       (150)
                                                   ------------     ------------     ------------     ------------
EARNINGS (LOSS) PER SHARE
Average shares of common stock outstanding
  Basic...................................          162,303,344      167,119,483      164,862,367      166,937,362
  Diluted.................................          162,351,787      167,501,881      164,910,429      167,319,412
Basic earnings (loss) per share of common
  stock
  Continuing operations...................         $       0.24     $       0.28     $       0.41     $       0.31
  Discontinued operations.................                   --             0.05             0.82            (0.98)
  Extraordinary loss......................                   --               --               --            (0.04)
  Cumulative effect of change in accounting
     principle............................                   --               --               --            (0.19)
                                                   ------------     ------------     ------------     ------------
                                                   $       0.24     $       0.33     $       1.23     $      (0.90)
                                                   ------------     ------------     ------------     ------------
Diluted earnings (loss) per share of common
  stock
  Continuing operations...................         $       0.24     $       0.28     $       0.41     $       0.31
  Discontinued operations.................                   --             0.05             0.82            (0.98)
  Extraordinary loss......................                   --               --               --            (0.04)
  Cumulative effect of change in accounting
     principle............................                   --               --               --            (0.19)
                                                   ------------     ------------     ------------     ------------
                                                   $       0.24     $       0.33     $       1.23     $      (0.90)
                                                   ------------     ------------     ------------     ------------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

                                                                JUNE 30, 2000     DECEMBER 31, 1999
                                                                --------------    -----------------
(IN MILLIONS, EXCEPT SHARE DATA)                                (CONSOLIDATED)     (CONSOLIDATED)
ASSETS
Current assets
  Cash and temporary cash investments.......................        $   10             $   12
  Accounts and notes receivable
    Trade, less allowances of $13 million and $11 million in
      the respective periods................................           345                279
    Income taxes............................................            41                 30
    Other...................................................            10                 42
  Inventories
    Finished goods..........................................           286                260
    Work in process.........................................            60                 45
    Raw materials...........................................            58                 71
    Other materials and supplies............................            37                 53
  Other.....................................................            71                 74
                                                                    ------             ------
  Total current assets......................................           918                866
                                                                    ------             ------
Property, plant, and equipment, net.........................         1,364              1,396
                                                                    ------             ------
Other non-current assets
  Goodwill and intangibles, net.............................           953                981
  Pension assets............................................         1,006                941
  Other.....................................................           176                209
                                                                    ------             ------
  Total other non-current assets............................         2,135              2,131
                                                                    ------             ------
Net assets of discontinued operations.......................            49                195
                                                                    ------             ------
  TOTAL ASSETS..............................................        $4,466             $4,588
                                                                    ------             ------
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
    debt....................................................        $   20             $  325
  Accounts payable, trade...................................           219                265
  Interest accrued..........................................            15                 17
  Other.....................................................           328                313
                                                                    ------             ------
  Total current liabilities.................................           582                920
                                                                    ------             ------
Long-term debt..............................................         1,740              1,741
                                                                    ------             ------
Deferred income taxes.......................................           430                321
Deferred credits and other liabilities......................           214                236
Minority interest...........................................            21                 20
                                                                    ------             ------
  Total liabilities.........................................         2,987              3,238
                                                                    ------             ------
Shareowners' equity
  Common stock (169,098,959 and 168,372,798 shares
    outstanding in the respective periods)..................             2                  2
  Premium on common stock and other capital surplus.........         1,475              1,468
  Accumulated other comprehensive loss......................           (15)               (24)
  Retained earnings (deficit)...............................           106                (96)
                                                                    ------             ------
                                                                     1,568              1,350
  Less treasury stock (10,401,043 and 0 shares, at cost, in
    the respective periods).................................            89                 --
                                                                    ------             ------
  Total shareowners' equity.................................         1,479              1,350
                                                                    ------             ------
  TOTAL LIABILITIES AND SHAREOWNERS' EQUITY.................        $4,466             $4,588
                                                                    ------             ------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                ----------------------------
                                                                     2000            1999
                                                                --------------    ----------
                       (IN MILLIONS)                            (CONSOLIDATED)    (COMBINED)
OPERATING ACTIVITIES
Income from continuing operations...........................        $  68          $    52
Adjustments to reconcile income from continuing operations
  to cash provided (used) by continuing operations:
     Depreciation and amortization..........................           90               94
     Deferred income taxes..................................           34               89
     Restructuring..........................................           --               29
     Pension income.........................................          (54)             (43)
     Allocated interest, net of tax.........................           --               44
     Increase in net working capital........................         (132)            (193)
     Other..................................................            6              (55)
                                                                    -----          -------
Cash provided by continuing operations......................           12               17
Cash used by discontinued operations........................           --              (62)
                                                                    -----          -------
Cash provided (used) by operating activities................           12              (45)
                                                                    -----          -------
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....          394              306
Net proceeds from sale of businesses and assets.............           44               28
Expenditures for property, plant, and equipment.............          (73)             (75)
Acquisitions of businesses and assets.......................           --               (2)
Expenditures for property, plant, and equipment and business
  acquisitions -- discontinued operations...................           --           (1,129)
Other.......................................................           --                6
                                                                    -----          -------
Cash provided (used) by investing activities................          365             (866)
                                                                    -----          -------
FINANCING ACTIVITIES
Issuance of common stock....................................            7               --
Purchase of common stock....................................          (80)              --
Issuance of long-term debt..................................           --            1,760
Retirement of long-term debt................................           (4)             (29)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................         (302)              (1)
Cash distribution to former parent..........................           --             (810)
                                                                    -----          -------
Cash (used) provided by financing activities................         (379)             920
                                                                    -----          -------
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................           --                2
                                                                    -----          -------
(Decrease) increase in cash and temporary cash
  investments...............................................           (2)              11
Cash and temporary cash investments, January 1..............           12                7
                                                                    -----          -------
Cash and temporary cash investments, June 30................        $  10          $    18
                                                                    -----          -------
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common equity interest received in sale of containerboard
  operations................................................        $  --          $   194
Principal amount of long-term debt assumed by buyers of
  containerboard operations.................................        $  --          $(1,760)

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

     (1) November 4, 1999, in connection with a corporate reorganization, Pactiv Corporation's former parent company, Tenneco Inc. (Tenneco), and its subsidiaries completed various intercompany transfers and distributions designed to restructure and separate their then-existing businesses, assets, liabilities, and operations so that, among other things, the packaging businesses and certain corporate and administrative service operations of Tenneco would be owned by Pactiv Corporation (Pactiv). Tenneco subsequently distributed pro rata to holders of its common stock all of the outstanding common stock of Pactiv (the spin-off). Prior to the spin-off, Pactiv was named Tenneco Packaging Inc. (TPI).

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

     The financial statements at June 30, 2000, and for the three and six months then ended are presented on a consolidated basis. The December 31, 1999, statement of financial position is presented on a consolidated basis, while the financial statements for the three and six months ended June 30, 1999 are presented on a combined basis. Certain amounts in prior years' financial statements and related notes have been reclassified to conform with the presentation used for the second quarter of 2000.

     In the company's opinion, the accompanying unaudited financial statements of Pactiv contain all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding year. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 1999.

     (2) In January 1999, Tenneco reached an agreement to contribute the containerboard assets of its paperboard-packaging operation to a new joint venture with Madison Dearborn Partners, Inc., called Packaging Corporation of America (PCA). For the contribution, which was completed in April 1999, Pactiv received approximately $2 billion in the form of cash and the assumption of debt and retained a 45% equity interest in PCA, which was subsequently reduced to 43% as a result of equity issued to management. The equity interest was valued at approximately $200 million.

     The assets contributed to the joint venture represented substantially all of the assets of the company's paperboard-packaging operation, and included four mills, sixty-seven corrugated plants, and an ownership or leasehold interest in approximately 950,000 acres of timberland. Prior to the transaction, the company borrowed $1.8 billion and used $1.2 billion of the proceeds to acquire assets used by the containerboard business under operating leases and timber-cutting rights, and to purchase accounts receivable that this business had previously sold to a third party. The remainder of the borrowings ($600 million) was remitted to Tenneco to repay a portion of its short-term debt. As a result of the transaction, the company recorded an estimated loss of $293 million ($178 million after tax, or $1.07 per share) in the first quarter of 1999 based on the amount by which the carrying value of the containerboard assets exceeded their fair value, less selling costs.

     In April 1999, Tenneco reached an agreement, which closed in June 1999, to sell the paperboard-packaging operation's remaining business, its folding-carton operation, to Caraustar Industries for $73 million.

As a result of the sale, the company recorded a gain of $14 million ($9 million after tax, or $0.05 per share), which was included in discontinued operations.

     In the fourth quarter of 1999, the company recorded an additional $53 million loss ($37 million after tax, or $0.21 per share) on the disposition of the paperboard-packaging operation related to events that occurred subsequent to the sale, including final settlement regarding working capital, revisions to actuarially determined estimates of pension-plan curtailment costs, and changes in estimates regarding retained liabilities.

     In February 2000, Pactiv sold 85% of its interest in PCA and used the net proceeds ($398 million) primarily to repay debt. The company recorded a related gain of $224 million ($134 million after tax, or $0.80 per share). The company retained 6% common equity interest in PCA.

     Net assets as of June 30, 2000 and 1999, and results of operations for the three and six months then ended, for the paperboard-packaging operation were as follows:

                       (IN MILLIONS)                            THREE MONTHS     SIX MONTHS
                                                                   ENDED            ENDED
                                                                  JUNE 30,        JUNE 30,
                                                                ------------    -------------
                                                                2000    1999    2000    1999
                                                                ----    ----    ----    -----
Net assets at end of period.................................    $49     $133    $ 49    $ 133
                                                                ---     ----    ----    -----
Sales.......................................................    $--     $ 53    $ --    $ 445
                                                                ---     ----    ----    -----
Income from operations before income taxes and interest
allocation..................................................    $--     $  4    $ --    $  22
Gain on folding carton-business sale........................     --       14      --       14
Gain (loss) on containerboard-business sales................     --       --     224     (293)
                                                                ---     ----    ----    -----
Income (loss) before income taxes and interest allocation...     --       18     224     (257)
Income tax expense (benefit)................................     --        9      90      (99)
                                                                ---     ----    ----    -----
Income (loss) before interest allocation....................     --        9     134     (158)
Allocated interest expense, net.............................     --       --      --        5
                                                                ---     ----    ----    -----
Income (loss) from discontinued operations..................    $--     $  9    $134    $(163)
                                                                ---     ----    ----    -----

     (3) In December 1999, the company entered into an agreement to sell its aluminum foil reroll facility in Clayton, New Jersey, and its aluminum packer-processor facility in Shelbyville, Kentucky, for $44 million. The company recorded a related gain of $6.4 million ($3.7 million after tax, or $0.02 per share) during 2000. The proceeds from this transaction, which closed in January 2000, were primarily used to repay debt.

     Under a transition-service agreement, the company provides certain administrative services to these businesses based on contractual fee arrangements.

     (4) In the first quarter of 1999, the company recorded an extraordinary charge of $10 million, ($7 million after tax, or $0.04 per share) related to the retirement of debt in connection with the previously discounted contribution of assets to the PCA joint venture.

     (5) In the first quarter of 1999, a plan was adopted to realign company functions and to close Tenneco's headquarters facility in Greenwich, Connecticut. This plan, for which a $29 million pre-tax charge ($17 million after tax, or $0.10 per share) was recorded, included the elimination of approximately 40 positions. Approximately $30 million was received in the second quarter of 1999 related to the sale of the Greenwich facility. These restructuring actions were completed in 1999 and were executed in accordance with the company's initial plan.

     In the fourth quarter of 1999, Pactiv adopted an extensive restructuring plan to exit non-core businesses and to reduce overhead costs. As a result, the company recorded a $154 million charge ($91 million after tax, or $0.54 per share). This charge was related to (1) the sale of the company's forest-products and aluminum foil container businesses in Europe ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999, and the sale of certain assets of the company's administrative-service and corporate-aircraft operations ($10 million); (2) impairment of long-lived assets of the company's packaging-polyethylene business ($68 million); and (3) severance costs ($8 million) associated with the elimination of 161 positions, primarily in the company's international operations. The impairment of the packaging-polyethylene business assets was recorded following the completion of an evaluation of strategic alternatives for the business, and represented the difference between the carrying value of the assets and the forecasted future cash flows therefrom, computed on a discounted basis.

     Amounts related to the restructuring plans described previously are shown in the following table.

                 (IN MILLIONS)                                            SIX MONTHS ENDED
                                                                            JUNE 30, 2000
                                                                      -------------------------
                                                    BALANCE AT                       CHARGED TO    BALANCE AT
                                                   DECEMBER 31,         CASH           ASSET        JUNE 30,
                                                       1999           PAYMENTS        ACCOUNT         2000
                                                   ------------       --------       ----------    ----------
Severance......................................         $8               $5             $--            $3
Other..........................................          1               --              --             1
                                                        --               --             ---            --
                                                        $9               $5             $--            $4
                                                        --               --             ---            --

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

     (8) In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs of start-up activities be expensed as incurred. This statement became effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that previously capitalized costs related to start-up activities be expensed as a cumulative effect of change in accounting principle upon adoption. The company adopted SOP 98-5 on January 1, 1999, and recorded a related after-tax charge of $32 million (net of a $9 million tax benefit), or $0.19 per share, which pertained to previously capitalized start-up costs of its foreign operations and its administrative service operations.

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

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income-statement classification for various types of sales incentives, including discounts, coupons, rebates, and free products. Pactiv is required to implement EITF 00-14 in the fourth quarter of 2000. Pactiv is currently analyzing the impact of this consensus on the company's consolidated financial statements.

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

     (10) Tenneco's historical practice had been to incur indebtedness for the consolidated group at the parent-company level, or at a limited number of subsidiaries, rather than at the operating-company level. Consequently, prior to the spin-off, corporate debt and related interest expense were allocated to Pactiv, generally based on the ratio of the company's net assets to Tenneco's consolidated net assets plus debt. Similarly, interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt, which was 8.1% for the six months ended June 30, 1999. Total interest expense allocated to the company for the six months ended June 30, 1999, was $68 million. Although interest costs and the related tax effect were allocated to the company for financial-reporting purposes, Pactiv was not billed for these amounts. Changes in allocated corporate debt and allocated after-tax interest expense were included in combined equity. Although management believes that the historical allocation of corporate debt and interest was reasonable, it is not necessarily indicative of debt requirements and related interest costs of Pactiv as a separate public company.

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

     (12) In connection with the spin-off, one share of Pactiv common stock was issued for each share of Tenneco common stock then owned. Accordingly, basic earnings per share for 1999 was calculated using the former parent's weighted-average number of shares outstanding for the three-month period from April 1, 1999, to June 30, 1999, and the six-month period from January 1, 1999, to June 30, 1999. For 2000, the weighted-average number of Pactiv shares outstanding for the corresponding three- and six-month periods was used to calculate basic earnings per share. Diluted earnings per share were calculated in the same manner, adjusting for the potential issuance of additional shares related to stock options, restricted stock, and performance shares.

     Earnings from continuing operations per share of common stock outstanding were computed as follows.

    (IN MILLIONS, EXCEPT SHARE AND         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
           PER-SHARE DATA)                ------------------------------    ------------------------------
                                               2000             1999             2000             1999
                                          --------------    ------------    --------------    ------------
                                          (CONSOLIDATED)     (COMBINED)     (CONSOLIDATED)     (COMBINED)
BASIC EARNINGS PER SHARE
  Income from continuing operations...     $         39     $         46     $         68     $         52
                                           ------------     ------------     ------------     ------------
  Average shares of common stock
     outstanding......................      162,303,344      167,119,483      164,862,367      166,937,362
                                           ------------     ------------     ------------     ------------
  Earnings from continuing operations
     per average share of common
     stock............................     $       0.24     $       0.28     $       0.41     $       0.31
                                           ------------     ------------     ------------     ------------
DILUTED EARNINGS PER SHARE
  Income from continuing operations...     $         39     $         46     $         68     $         52
                                           ------------     ------------     ------------     ------------
  Average shares of common stock
     outstanding......................      162,303,344                       164,862,367
  Effect of dilutive securities
     Restricted stock.................               --                                --
     Stock options....................              180                               118
     Performance shares...............           48,263                            47,944
                                           ------------                      ------------
  Average shares of common stock
     outstanding including dilutive
       securities.....................      162,351,787      167,501,881      164,910,429      167,319,412
                                           ------------     ------------     ------------     ------------
  Earnings from continuing operations
     per average share of common
     stock............................     $       0.24     $       0.28     $       0.41     $       0.31
                                           ------------     ------------     ------------     ------------

     In February 2000, the company announced its intention to repurchase approximately $100 million of Pactiv's common stock. During the first six months of 2000, the company repurchased 10,382,900 shares of its common stock for $88 million.

     (13) The company's operating segments include:

     (a) Consumer and foodservice/food packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food-packaging markets.

     (b) Protective and flexible packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber protective- and flexible-packaging products. Major markets served by protective-packaging products include electronics, automotive, furniture, and e-commerce, whereas flexible-packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications.

     (c) Other, which relates to corporate and administrative service operations and pension-plan income and expense.

     Prior to the spin-off, the combined results of the consumer and foodservice/food packaging and protective and flexible businesses were reported under the specialty-packaging segment by Tenneco. During the fourth quarter of 1999, the company changed the composition of its operating segments because of modifications in its management-reporting structure triggered by the spin-off. Segment information for the three and six months ended June 30, 1999 has been restated to conform with current segment presentation. Products are transferred between segments and geographic areas on a basis intended to reflect, as nearly as possible, market values.

     The following table sets forth certain segment information.

                                                  SEGMENT
         (IN MILLIONS)             --------------------------------------
                                   CONSUMER AND
                                   FOODSERVICE/   PROTECTIVE AND               RECLASSIFICATIONS
                                       FOOD          FLEXIBLE                         AND
                                    PACKAGING       PACKAGING      OTHER         ELIMINATIONS      TOTAL
                                   ------------   --------------   ------      -----------------   ------
FOR THE THREE MONTHS ENDED
JUNE 30, 2000
Sales to external customers.....      $  570          $  199       $   --            $  --         $  769
Income before interest, income
  taxes, and minority
  interest......................          76              10           16(a)            --            102
FOR THE THREE MONTHS ENDED JUNE
  30, 1999
Sales to external customers.....         535             203           --               --            738
Income (loss) before interest,
  income taxes, and minority
  interest......................          88              23          (12)(a)           --             99
Income from discontinued
  operations....................          --              --            9               --              9
AT JUNE 30, 2000, AND FOR THE
  SIX MONTHS THEN ENDED
Sales to external customers.....       1,048             407           --               --          1,455
Income before interest, income
  taxes, and minority
  interest......................         135              20           31(a)            --            186
Income from discontinued
  operations....................          --              --          134               --            134
Total assets....................       2,303             885        1,248(b)            30          4,466
Net assets of discontinued
  operations....................          --              --           49               --             49
FOR THE SIX MONTHS ENDED JUNE
  30, 1999
Sales to external customers.....         994             410           --               --          1,404
Income (loss) before interest,
  income taxes, and minority
  interest......................         152              42          (50)(a)(c)          --          144
Loss from discontinued
  operations....................          --              --         (163)              --           (163)
Extraordinary loss..............          --              --           (7)              --             (7)
Cumulative effect of change in
  accounting principle..........          (1)            (16)         (15)              --            (32)

(a) Includes pension-plan income and unallocated corporate expenses.

(b) Includes assets related to pension plans (net), administrative-service operations, and the discontinued paperboard-packaging business.

(c) Includes restructuring and other charges.

The above notes are an integral part of the foregoing financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

STRATEGIC REALIGNMENT

     In July 1998, Tenneco's board of directors authorized management to develop a broad range of strategic alternatives to separate its automotive, paperboard-packaging, and specialty-packaging businesses. Subsequently, Tenneco completed the following actions:

          - In January 1999, Tenneco reached an agreement to contribute the containerboard assets of its paperboard-packaging operation to a new joint venture with Madison Dearborn Partners, Inc. called Packaging Corporation of America (PCA). For the contribution, which was completed in April 1999, Pactiv received approximately $2 billion in the form of cash and debt assumption and retained a 45% equity interest in PCA, which was subsequently reduced to 43% as a result of equity issued to management. The equity interest was valued at approximately $200 million.

          - In April 1999, Tenneco reached an agreement to sell the paperboard-packaging segment's remaining business, its folding-carton operation, to Caraustar Industries for $73 million. This transaction closed in June 1999.

          - Also in April 1999, Tenneco's board of directors approved the spin-off.

          - In June 1999, Tenneco's board of directors authorized the specialty-packaging business to sell its interest in PCA, 85% of which was sold by Pactiv through a registered public offering in February 2000 for net proceeds of $398 million.

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

SECOND QUARTER ENDED JUNE 30, 2000, AND 1999

RESULTS OF CONTINUING OPERATIONS

     Sales

     Details of sales were as follows.

                                                                    SECOND QUARTER
                   (DOLLARS IN MILLIONS)                        ----------------------
                                                                2000    1999    CHANGE
                                                                ----    ----    ------
Consumer and foodservice/food packaging.....................    $570    $535     6.5%
Protective and flexible packaging...........................     199     203     (2.0)
Other.......................................................      --      --       --
                                                                ----    ----
                                                                $769    $738     4.2%
                                                                ----    ----

     Second quarter 2000 sales grew 4%, to $769 million, over the comparable period in 1999. Excluding the negative impact of foreign-currency exchange rates and divestitures, sales increased 10% in the current period driven equally by volume and price increases.

     Sales of the consumer and foodservice/food packaging business advanced 7% in 2000's second quarter. Adjusting for the negative impact of divestitures, sales of this segment grew 11%, driven equally by volume and price increases. In the second quarter of 2000, sales of protective and flexible products declined 2% compared with the second quarter of 1999. Excluding the negative effect of foreign-currency fluctuations and businesses divested in late 1999, this segment's sales were up 9%, driven primarily by growth in the company's global protective-packaging business.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

     Operating income (loss) by segment appears below.

                                                                    SECOND QUARTER
                                                                    --------------
                                                                2000    1999    CHANGE
                   (DOLLARS IN MILLIONS)                        ----    ----    ------
Consumer and foodservice/food packaging.....................    $ 76    $88     (13.6)%
Protective and flexible packaging...........................      10     23     (56.5)
Other.......................................................      16    (12)       --
                                                                ----    ---
                                                                $102    $99      3.0%
                                                                ----    ---

     Operating income increased to $102 million in the second quarter of 2000 from $99 million in 1999's second quarter. The increase resulted primarily from higher volume and selling prices, significant reductions in corporate-overhead costs, offset partially by higher resin costs. Operating income as a percent of sales was 13% in 2000's second quarter, approximately the same as last year's second quarter.

     Operating income for the consumer and foodservice/food packaging segment was $76 million for the current quarter, compared with $88 million for 1999. The $12 million decrease was driven by higher material and transportation costs, offset, in part, by higher volume and selling prices. Operating margin in the second quarter of 2000 improved to 13% of sales from 11% before gains from asset dispositions in the first quarter of this year but lagged the 16% level achieved in the second quarter of 1999 when resin costs were significantly lower.

     Operating income for the protective and flexible segment was $10 million in the second quarter of 2000, compared with $23 million in the prior year. The primary cause of the decline in operating income was the substantial increase in resin and other raw material costs, partly offset by higher selling prices. The negative impact of foreign-currency exchange rates, the loss of income from divestitures, and inefficiencies associated with plant consolidations and start-ups also contributed to the decline.

     Operating income in the other segment was $16 million in the second quarter of 2000, compared with a loss of $12 million in 1999. The improvement resulted from reductions in corporate-overhead costs and higher pension income.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $33 million in 2000's second quarter, up slightly from 1999 principally because of increased borrowings in the current quarter to fund Pactiv's share-repurchase program.

     Income Taxes

     Pactiv's effective tax rate for the second quarter of 2000 was 42%, compared with a rate of 31% for 1999. The lower tax rate in 1999 was related to the spin-off of Pactiv as a stand-alone company.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $39 million ($0.24 per share) in the second quarter of 2000, compared with net income of $46 million ($0.28 per share) in 1999.

DISCONTINUED OPERATIONS

     In the second quarter of 1999, the company recorded income from discontinued operations, net of income tax, of $9 million ($0.05 per share), which was comprised principally of an after-tax gain on the sale of the company's folding carton business.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

RESULTS OF CONTINUING OPERATIONS

     Sales

     Details of sales were as follows.

                                                                SIX MONTHS ENDED JUNE 30,
                   (DOLLARS IN MILLIONS)                        --------------------------
                                                                 2000      1999     CHANGE
                                                                ------    ------    ------
Consumer and foodservice/food packaging.....................    $1,048    $  994      5.4%
Protective and flexible packaging...........................       407       410     (0.7)
Other.......................................................        --        --       --
                                                                ------    ------
                                                                $1,455    $1,404      3.6%
                                                                ------    ------

     Sales in the six months ended June 30, 2000 grew 4%, to $1,455 million, over the comparable period in 1999. Excluding the negative impact of foreign-currency exchange rates and divestitures, sales increased 9%, driven by price increases of 6% and unit-volume gains of 3%.

     Sales of the consumer and foodservice/food packaging business advanced 5% in the first six months of 2000 over the comparable period in 1999. Adjusting for the negative impact of divestitures, sales grew 9%, driven principally by price increases. In the six months ended June 30, 2000, sales of protective and flexible products declined slightly compared with the same period in 1999. Excluding the negative effect of foreign-currency exchange rates and businesses divested in late 1999, this segment's sales were up 10% in the first half of 2,000, primarily as a result of volume growth.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

     Operating income (loss) by segment appears below.

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  --------------------------
                                                                  2000      1999      CHANGE
                   (DOLLARS IN MILLIONS)                          ----      ----      ------
Consumer and foodservice/food packaging.....................      $135      $152      (11.2)%
Protective and flexible packing.............................        20        42      (52.4)
Other.......................................................        31       (50)        --
                                                                  ----      ----
                                                                  $186      $144       29.2%
                                                                  ----      ----

     Included in 1999's results were restructuring and other charges of $29 million. Excluding the effect of these unusual items, operating income by segment was as follows:

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  --------------------------
                                                                  2000      1999      CHANGE
                   (DOLLARS IN MILLIONS)                          ----      ----      ------
Consumer and foodservice/food packaging.....................      $135      $152      (11.2)%
Protective and flexible packaging...........................        20        42      (52.4)
Other.......................................................        31       (21)        --
                                                                  ----      ----
                                                                  $186      $173       7.5%
                                                                  ----      ----

     Operating income before unusual items was $186 million for the six months ended June 30, 2000, up 8% over the same period in 1999, as significant reductions in corporate-overhead expenses, higher pension income, and selling-price and volume increases partially offset higher resin costs.

     Operating income for the consumer and foodservice/food packaging segment was $135 million for the first six months of 2000, compared with $152 million for 1999, as volume and selling price increases were more than offset by higher raw material and transportation costs and start-up costs associated with the company's Mexican molded-fibre operation.

     Operating income for the protective and flexible segment was $20 million in the first six months of 2000, compared with $42 million for the comparable period in 1999. The operating-income decline was caused primarily by a reduction in spread between selling prices and resin costs, the absence of income from divestitures, inefficiencies associated with plant consolidations and start-ups, and the negative impact of foreign-currency exchange rates.

     Operating income for the other segment was $31 million for the six months ended June 30, 2000, compared with a loss of $21 million before unusual items in 1999. This segment's improvement in operating income resulted from reductions in corporate-overhead costs, higher pension income, and the impact of billing Tenneco Automotive for the full cost of administrative services provided to it by Pactiv.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $67 million for the first six months of 2000, down slightly from the prior year. Prior to the spin-off, corporate debt of Tenneco and related interest expense were allocated to Pactiv, and related changes were recorded as a component of Pactiv's combined equity.

     Income Taxes

     Pactiv's effective tax rate for the six months ended June 30, 2000, was 42% compared with 31% for the comparable period in 1999. The lower tax rate in 1999 was related to the spin-off of Pactiv as a stand-alone company.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $68 million ($0.41 per share) for the six months ended June 30, 2000, compared with net income of $52 million ($0.31 per share) for the same period in 1999.

DISCONTINUED OPERATIONS AND EXTRAORDINARY CHARGE

     For the first six months of 2000, income from discontinued operations, net of income tax, was $134 million ($0.82 per share), which represented the gain on the February 2000 sale of the majority of the company's interest in PCA. In the first six months of 1999, the company recorded a loss from discontinued operations of $163 million ($0.98 per share), which was comprised principally of an after-tax loss of $178 million ($1.07 per share) on the contribution of the company's containerboard assets to the PCA joint venture. Also during the first half of 1999, an extraordinary after-tax charge of $7 million ($0.04 per share) was recorded as a result of the early retirement of debt in connection with the contribution of these assets.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

     Details of the company's capital structure appear below.

                                                                JUNE 30,    DECEMBER 31,
                                                                  2000          1999        CHANGE
                       (IN MILLIONS)                            --------    ------------    ------
Short-term debt and current maturities of long-term debt....     $   20        $  325       $(305)
Long-term debt..............................................      1,740         1,741          (1)
                                                                 ------        ------       -----
  Total debt................................................      1,760         2,066        (306)
Minority interest...........................................         21            20           1
Shareholders' equity........................................      1,479         1,350         129
                                                                 ------        ------       -----
                                                                 $3,260        $3,436       $(176)
                                                                 ------        ------       -----

     Pactiv's ratio of debt to total capitalization was 54% and 60% at June 30, 2000, and December 31, 1999, respectively. Total borrowings declined $306 million during the first six months of 2000 as proceeds from the sale of PCA stock were used to repay debt.

     Shareholders' equity increased $129 million in the first half of 2000 primarily as a result of the recording of income from continuing and discontinued operations of $68 million and $134 million, respectively, offset partially by the impact of repurchasing $88 million of common stock.

     Cash Flows

     A summary of cash flows appears below.

                                                               SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                   2000           1999
                                                              (CONSOLIDATED)   (COMBINED)
                       (IN MILLIONS)                          --------------   ----------
Cash provided (used) by:
  Operating activities......................................      $  12           $(45)
  Investing activities......................................        365           (866)
  Financing activities......................................       (379)           920

     Cash provided by operating activities was $12 million in the first six months of 2000, while $45 million was used by operations in the same period in 1999. The $57 million increase in operating cash flow was comprised of a $62 million decrease in cash used by discontinued operations, offset, in part, by a $5 million decrease in cash provided by continuing operations.

     Investing activities provided $365 million in cash flow in the first six months of 2000, but used $866 million in the same period of 1999. The difference was principally related to transactions associated with the discontinued paperboard-packaging operations.

     Cash used by financing activities was $379 million for the six months ended June 30, 2000, while $920 million was generated from financing activities during the same period in 1999. The use of cash during the first six months of 2000 was primarily caused by the retirement of debt in connection with the sale of the company's interest in PCA and the use of cash to fund the company's share-repurchase program. During the second quarter of 1999, the company borrowed approximately $1.8 billion in connection with the formation of the PCA joint venture and used approximately $1.2 billion of the borrowings to purchase assets used by and previously sold accounts receivable of the former containerboard business. The remaining proceeds from these borrowings were contributed to Tenneco to fund the retirement of the parent company's debt.

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

     Pactiv entered into certain revolving-credit agreements in connection with the spin-off. As of June 30, 2000, the company was in full compliance with financial and other customary covenants under these agreements.

CHANGES IN ACCOUNTING PRINCIPLES

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs of start-up activities be expensed as incurred. This statement became effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that previously capitalized costs related to start-up activities be expensed as a cumulative effect of change in accounting principle upon adoption. The company adopted SOP 98-5 on January 1, 1999, and recorded a related after-tax charge of $32 million (net of a $9 million tax benefit), or $0.19 per share, which pertained to previously capitalized start-up costs of its foreign operations and its administrative-service operations.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes new accounting and reporting standards requiring that all derivative instruments, including such instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value. FAS No. 133 becomes effective for fiscal years beginning after June 15, 2000. Pactiv is currently evaluating the new standard, but has not yet determined the impact, if any, it will have on its financial position or results of operations.

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income-statement classification for various types of sales incentives, including discounts, coupons, rebates, and free products. Pactiv is required to implement EITF 00-14 in the fourth quarter of 2000. Pactiv is currently analyzing the impact of this consensus on the company's consolidated financial statements.

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

                          PART II -- OTHER INFORMATION

ITEMS 1-3. NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company's 2000 Annual Meeting of Shareowners was held on May 10, 2000, for the purpose of (i) electing directors, (ii) ratifying the appointment of Arthur Andersen LLP as independent public accountants for the year 2000, and
(iii) transacting such other business properly brought before the meeting. At the meeting, the following persons were elected to the company's Board of Directors, each for a term to expire at the company's 2001 annual meeting of shareowners:

                                                                    NUMBER OF VOTES
                                                                ------------------------
                          NOMINEE                                   FOR        WITHHELD
                          -------                               -----------    ---------
Mark Andrews................................................    151,439,396    2,510,469
Larry D. Brady..............................................    151,807,894    2,141,971
Robert J. Darnall...........................................    151,841,915    2,107,950
Mary R. (Nina) Henderson....................................    151,761,608    2,188,257
Roger B. Porter.............................................    151,568,471    2,381,394
Paul T. Stecko..............................................    149,566,369    4,383,496
Richard L. Wambold..........................................    151,790,730    2,159,135

     The Shareowners also ratified the appointment of Arthur Andersen LLP as the company's independent auditors for the year 2000 by a vote of 152,892,400 votes cast for ratification, 495,950 votes cast against ratification, and 561,515 abstentions.

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     The exhibits filed herewith are designated by an asterisk in the following index; all other exhibits are incorporated by reference:

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   2             Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
                 Pactiv Corporation's Current Report on Form 8-K dated
                 November 11, 1999, File No. 1-15157).
   3             Restated Certificate of Incorporation of the registrant
                 (incorporated herein by reference to Exhibit 3.1 to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.1           Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
   4.1           Specimen Stock Certificate of Pactiv Corporation Common
                 Stock (incorporated herein by reference to Exhibit 4.1 to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.2           Qualified Offer Plan Rights Agreement, dated as of November
                 4, 1999, by and between the registrant and First Chicago
                 Trust Company of New York, as Rights Agent (incorporated
                 herein by reference to Exhibit 4.2 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
   4.3(a)        Indenture, dated September 29, 1999, by and between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.1 to Tenneco
                 Packaging Inc.'s Registration Statement on Form S-4, File
                 No. 333-82923).

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   4.3(b)        First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(b) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)        Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(c) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)        Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(d) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.3(e)        Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(e) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.3(f)        Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(f) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.4           Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
                 Pactiv Corporation Rabbi Trust (incorporated herein by
                 reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.1           Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
                 herein by reference to Exhibit 16.1 to Tenneco Inc.'s
                 Current Report on Form 8-K dated November 4, 1999, File No.
                 1-12387).
  10.2           Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
                 Report on Form 8-K dated November 4, 1999, File No. 12387).
  10.3           Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
                 registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
                 for quarterly period ended September 30, 1999, File No.
                 1-12387).
  10.4           Trademark Transition License Agreement, dated as of November
                 4, 1999, by and between Tenneco Inc. and the registrant
                 (incorporated herein by reference to Exhibit 10.4 to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
  10.5           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Executive Incentive Compensation Plan (incorporated
                 herein by reference to Exhibit 10.5 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
  10.6           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
  10.7           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Change in Control Severance Benefit Plan for Key
                 Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-15157).
  10.8           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Deferred Compensation Plan (incorporated herein by
                 reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.9           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Stock Ownership Plan (incorporated herein by reference to Exhibit 10.9 to Pactiv Corporation's Quarterly Report
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-15157).

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
  10.10          Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
                 Shipbuilding Inc. (incorporated herein by reference to
                 Exhibit 10.28 of Tenneco Inc.'s Form 10, File No. 1-12387).
  10.11          Pactiv Corporation Rabbi Trust (incorporated herein by
                 reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.12          Tenneco Rabbi Trust Agreement (incorporated herein by
                 reference to Exhibit 10.12 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 3, 1999,
                 File No. 1-15157).
  10.13(a)       Contribution Agreement, dated as of January 25, 1999, by and among the registrant, PCA Holdings LLC and Packaging
                 Corporation of America (the "Contribution
                 Agreement")(incorporated herein by reference to Exhibit
                 10.30 to Tenneco Inc.'s Current Report on Form 8-K dated
                 April 12, 1999, File No. 1-12387).
  10.13(b)       Letter Agreement, dated as of April 12, 1999, by and among the registrant, PCA Holdings LLC and Packaging Corporation of America, amending the Contribution Agreement
                 (incorporated herein by reference to Exhibit 10.31 to
                 Tenneco Inc.'s Current Report on Form 8-K dated April 12,
                 1999, File No. 1-12387).
  10.14          Stockholders Agreement, as amended, dated as of April 12,
                 1999, by and among the registrant, PCA Holdings LLC and
                 Packaging Corporation of America (incorporated herein by
                 reference to Exhibit 10.32 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
  10.15          Registration Rights Agreement, as amended, dated as of April
                 12, 1999, by and among the registrant, PCA Holdings LLC and
                 Packaging Corporation of America (incorporated herein by
                 reference to Exhibit 10.33 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
  10.16          Release Agreement dated as of October 18, 1999, by and
                 between Dana G. Mead and Tenneco Management Company, and
                 Modification of Release Agreement dated as of October 18,
                 1999, by and among Dana G. Mead, Tenneco Inc. and Tenneco
                 Management Company (incorporated herein by reference to
                 Exhibit 10.18 to Tenneco Automotive Inc.'s Quarterly Report
                 on Form 10-Q for quarterly period ended September 30, 1999,
                 File No. 1-12387).
  10.17          Employment Agreement, dated as of March 11, 1997, by and
                 between Richard L. Wambold and Tenneco Inc. (incorporated
                 herein by reference to Exhibit 10.17 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
  10.18          Short Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
                 Administrative Agent, Credit Suisse First Boston, as
                 Syndication Agent, Bank One, NA and Banque Nationale de
                 Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.4 to Tenneco Packaging Inc.'s Registration
                 Statement on Form S-4, File No. 333-82923).
  10.19          Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
                 Administrative Agent, Credit Suisse First Boston, as
                 Syndication Agent, Bank One, NA and Banque Nationale de
                 Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
                 Statement on Form S-4, File No. 333-82923).
  10.20          Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.21          Letter of Agreement dated September 10, 1999, by and among
                 Tenneco Inc., Bank of America, N.A., and Bank of America
                 Securities LLC, related to Term Loan Agreement, dated as of
                 November 3, 1999, by and between the registrant and Bank of
                 America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-15157).

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
  10.22          Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
                 institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-15157).
  10.23          Agreement and General Release dated January 28, 2000,
                 between the registrant and Paul J. Griswold (incorporated by reference to Exhibit 10.23 to Pactiv Corporation's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-15157).
  11             None.
 *12             Computation of Ratio of Earnings to Fixed Charges.
  15             None.
  18             None.
  19             None.
  22             None.
  23             None.
 *27.1           Financial Data Schedule, June 30, 2000.
 *27.2           Amended Financial Data Schedule, June 30, 1999.
  99             None.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

Date: August 14, 2000