Form 10-Q/A
period 2000-06-30
PACTIV CORP
filed 2000-08-18
CIK 1089976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------


                                  FORM 10-Q/A


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


     Common stock, par value $.01 per share: 169,392,942 shares as of July 31, 2000. (See Notes to Financial Statements.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE:



Pactiv Corporation hereby amends its report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000. The purpose of this amendment is to change the number of shares outstanding set forth on the cover page of this Form 10-Q as follows:



Common stock, par value $.01 per share: 169,392,942 shares as of July 31, 2000. (See Notes to Financial Statements.)



The above presentation replaces the following as filed on August 14, 2000:



Common stock, par value $.01 per share: 162,392,942 shares as of July 31, 2000. (See Notes to Financial Statements.)



There were no other changes to the Form 10-Q as filed on August 14, 2000. All original calculations of amounts as to which the number of shares outstanding pertained in the Form 10-Q as filed on August 14, 2000 were made using the correct number of shares as reported in this Form 10-Q/A.


                                       (i)

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

CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

                                                                JUNE 30, 2000     DECEMBER 31, 1999
                                                                --------------    -----------------
(IN MILLIONS, EXCEPT SHARE DATA)                                (CONSOLIDATED)     (CONSOLIDATED)
ASSETS
Current assets
  Cash and temporary cash investments.......................        $   10             $   12
  Accounts and notes receivable
    Trade, less allowances of $13 million and $11 million in
      the respective periods................................           345                279
    Income taxes............................................            41                 30
    Other...................................................            10                 42
  Inventories
    Finished goods..........................................           286                260
    Work in process.........................................            60                 45
    Raw materials...........................................            58                 71
    Other materials and supplies............................            37                 53
  Other.....................................................            71                 74
                                                                    ------             ------
  Total current assets......................................           918                866
                                                                    ------             ------
Property, plant, and equipment, net.........................         1,364              1,396
                                                                    ------             ------
Other non-current assets
  Goodwill and intangibles, net.............................           953                981
  Pension assets............................................         1,006                941
  Other.....................................................           176                209
                                                                    ------             ------
  Total other non-current assets............................         2,135              2,131
                                                                    ------             ------
Net assets of discontinued operations.......................            49                195
                                                                    ------             ------
  TOTAL ASSETS..............................................        $4,466             $4,588
                                                                    ------             ------
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
    debt....................................................        $   20             $  325
  Accounts payable, trade...................................           219                265
  Interest accrued..........................................            15                 17
  Other.....................................................           328                313
                                                                    ------             ------
  Total current liabilities.................................           582                920
Long-term debt..............................................         1,740              1,741
Deferred income taxes.......................................           430                321
Deferred credits and other liabilities......................           214                236
Minority interest...........................................            21                 20
                                                                    ------             ------
  Total liabilities.........................................         2,987              3,238
                                                                    ------             ------
Shareowners' equity
  Common stock (169,098,959 and 168,372,798 shares
    outstanding in the respective periods)..................             2                  2
  Premium on common stock and other capital surplus.........         1,475              1,468
  Accumulated other comprehensive loss......................           (15)               (24)
  Retained earnings (deficit)...............................           106                (96)
                                                                    ------             ------
                                                                     1,568              1,350
  Less treasury stock (10,401,043 and 0 shares, at cost, in
    the respective periods).................................            89                 --
                                                                    ------             ------
  Total shareowners' equity.................................         1,479              1,350
                                                                    ------             ------
  TOTAL LIABILITIES AND SHAREOWNERS' EQUITY.................        $4,466             $4,588
                                                                    ------             ------

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


Date: August 18, 2000