Form 10-Q
period 2000-09-30
PACTIV CORP
filed 2000-11-14
CIK 1089976

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER 1-15157
                            ----------------------------

                                 PACTIV CORPORATION
               (Exact name of registrant as specified in its charter)

                  DELAWARE                                          36-2552989
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                          Identification No.)
           1900 WEST FIELD COURT
           LAKE FOREST, ILLINOIS                                      60045
  (Address of principal executive offices)                          (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 482-2000
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Common stock, par value $0.01 per share: 158,016,323 shares as of October 31, 2000. (See Notes to Financial Statements.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the company (as defined), business strategies for its operations, and cost savings from its restructuring efforts, all of which are subject to risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) and phrases such as "will," "anticipate," "intend," "estimate," "expect," and similar terms (and variations thereof) and phrases.

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

     The company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the following: (i) changes in consumer demand and prices;
(ii) material substitutions and changes in prices of raw materials; (iii) risks associated with international operations; (iv) the general economic, political and competitive conditions in markets and countries where the company operates;
(v) governmental actions; (vi) changes in capital availability or costs; (vii) the cost of compliance with changes in regulations, including environmental regulations; (viii) workforce factors such as strikes or labor interruptions;
(ix) the company's ability to identify and make appropriate acquisitions and to integrate operations of acquired businesses quickly and in a cost-effective manner; (x) changes by the Financial Accounting Standards Board or other accounting regulatory bodies of authoritative generally accepted accounting principles or policies; (xi) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the company's control; and (xii) the company's ability to recognize forecasted savings from its restructuring programs on a timely basis.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial statements (Unaudited)
     Statement of Income (Loss).............................    3
     Condensed Statement of Financial Position..............    4
     Condensed Statement of Cash Flows......................    5
     Notes to Financial Statements..........................    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   12
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   18
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings*................................   19
  Item 2. Changes in Securities*............................   19
  Item 3. Defaults Upon Senior Securities*..................   19
  Item 4. Submission of Matters to a Vote of Security
     Holders*...............................................   19
  Item 5. Other Information*................................   19
  Item 6. Exhibits and Reports on Form 8-K..................   19

------------------------

* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                           STATEMENT OF INCOME (LOSS)

(UNAUDITED)

                                                  THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------    --------------------------------
                                                       2000              1999              2000              1999
                                                  ---------------    -------------    ---------------    -------------
(IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA)    (CONSOLIDATED)      (COMBINED)      (CONSOLIDATED)      (COMBINED)
SALES.....................................         $        730      $        754      $      2,185      $      2,158
                                                   ------------      ------------      ------------      ------------
COSTS AND EXPENSES
  Cost of sales (excluding depreciation and
     amortization shown below)............                  511               526             1,551             1,450
  Depreciation and amortization...........                   45                47               136               141
  Selling, general, and administration....                   74               113               221               321
  Other (income) expense, net.............                   --                (1)               (9)                4
  Restructuring...........................                   --                --                --                29
                                                   ------------      ------------      ------------      ------------
                                                            630               685             1,899             1,945
                                                   ------------      ------------      ------------      ------------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES,
  AND MINORITY INTEREST...................                  100                69               286               213
  Interest expense, net of interest
     capitalized..........................                   34                38               101               106
  Income tax expense......................                   28                27                78                51
  Minority interest.......................                   --                --                 1                --
                                                   ------------      ------------      ------------      ------------
INCOME FROM CONTINUING OPERATIONS.........                   38                 4               106                56
Income (loss) from discontinued operations,
  net of income tax.......................                   --                 8               134              (155)
                                                   ------------      ------------      ------------      ------------
Income (loss) before extraordinary loss...                   38                12               240               (99)
Extraordinary loss, net of income tax.....                   --                --                --                (7)
                                                   ------------      ------------      ------------      ------------
Income (loss) before cumulative effect of
  change in accounting principle..........                   38                12               240              (106)
Cumulative effect of change in accounting
  principle, net of income tax............                   --                --                --               (32)
                                                   ------------      ------------      ------------      ------------
NET INCOME (LOSS).........................         $         38      $         12      $        240      $       (138)
                                                   ============      ============      ============      ============
Average shares of common stock outstanding
  Basic...................................          158,205,758       167,459,483       162,819,193       167,115,070
  Diluted.................................          158,256,470       167,725,321       162,867,794       167,458,449
EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share of common
  stock
  Continuing operations...................         $       0.24      $       0.01      $       0.65      $       0.33
  Discontinued operations.................                   --              0.05              0.82             (0.93)
  Extraordinary loss......................                   --                --                --             (0.04)
  Cumulative effect of change in accounting
     principle............................                   --                --                --             (0.19)
                                                   ------------      ------------      ------------      ------------
                                                   $       0.24      $       0.06      $       1.47      $      (0.83)
                                                   ============      ============      ============      ============
Diluted earnings (loss) per share of common
  stock
  Continuing operations...................         $       0.24      $       0.01      $       0.65      $       0.33
  Discontinued operations.................                   --              0.05              0.82             (0.93)
  Extraordinary loss......................                   --                --                --             (0.04)
  Cumulative effect of change in accounting
     principle............................                   --                --                --             (0.19)
                                                   ------------      ------------      ------------      ------------
                                                   $       0.24      $       0.06      $       1.47      $      (0.83)
                                                   ============      ============      ============      ============

The accompanying notes to financial statements are an integral part of this statement.

                   CONDENSED STATEMENT OF FINANCIAL POSITION

(UNAUDITED)

                                                                SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                ------------------    -----------------
(IN MILLIONS, EXCEPT SHARE DATA)                                  (CONSOLIDATED)       (CONSOLIDATED)
ASSETS
Current assets
  Cash and temporary cash investments.......................          $   23               $   12
  Accounts and notes receivable
      Trade, less allowances of $12 and $11 in the
         respective periods.................................             301                  279
      Income taxes..........................................              55                   30
      Other.................................................              10                   42
  Inventories
      Finished goods........................................             295                  260
      Work in process.......................................              56                   45
      Raw materials.........................................              54                   71
      Other materials and supplies..........................              27                   53
  Other.....................................................              74                   74
                                                                      ------               ------
  Total current assets......................................             895                  866
                                                                      ------               ------
Property, plant, and equipment, net.........................           1,341                1,396
                                                                      ------               ------
Other non-current assets
  Goodwill and intangibles, net.............................             941                  981
  Pension assets............................................           1,039                  941
  Other.....................................................             168                  209
                                                                      ------               ------
  Total other non-current assets............................           2,148                2,131
Net assets of discontinued operations.......................              53                  195
                                                                      ------               ------
  TOTAL ASSETS..............................................          $4,437               $4,588
                                                                      ======               ======
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
    debt....................................................          $   14               $  325
  Accounts payable, trade...................................             224                  265
  Interest accrued..........................................              38                   17
  Other.....................................................             321                  313
                                                                      ------               ------
  Total current liabilities.................................             597                  920
                                                                      ------               ------
Long-term debt..............................................           1,657                1,741
Deferred income taxes.......................................             447                  321
Deferred credits and other liabilities......................             210                  236
Minority interest...........................................              21                   20
                                                                      ------               ------
  Total liabilities.........................................           2,932                3,238
                                                                      ------               ------
Shareowners' equity
  Common stock (158,166,171 and 168,372,798 shares issued
    and outstanding, after deducting 11,401,043 and 0 shares
    held in treasury, in the respective periods)............               2                    2
  Premium on common stock and other capital surplus.........           1,383                1,468
  Accumulated other comprehensive loss......................             (24)                 (24)
  Retained earnings (deficit)...............................             144                  (96)
                                                                      ------               ------
  Total shareowners' equity.................................           1,505                1,350
                                                                      ------               ------
  TOTAL LIABILITIES AND SHAREOWNERS' EQUITY.................          $4,437               $4,588
                                                                      ======               ======

The accompanying notes to financial statements are an integral part of this statement.

                       CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                -------------------------------
                                                                     2000               1999
                                                                --------------       ----------
                       (IN MILLIONS)                            (CONSOLIDATED)       (COMBINED)
OPERATING ACTIVITIES
Income from continuing operations...........................        $ 106             $    56
Adjustments to reconcile income from continuing operations
  to cash provided (used) by continuing operations:
  Depreciation and amortization.............................          136                 141
  Deferred income taxes.....................................           52                  78
  Restructuring.............................................           --                  29
  Pension income............................................          (81)                (64)
  Allocated interest, net of tax............................           --                  68
Increase in net working capital.............................          (59)               (203)
Other.......................................................           (1)                (22)
                                                                    -----             -------
Cash provided by continuing operations......................          153                  83
Cash used by discontinued operations........................           --                 (76)
                                                                    -----             -------
Cash provided by operating activities.......................          153                   7
                                                                    -----             -------
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....          394                 312
Net proceeds from sale of businesses and assets.............           47                  30
Expenditures for property, plant, and equipment.............         (102)               (114)
Acquisitions of businesses and assets.......................           (1)                 (7)
Expenditures for property, plant, and equipment and business
  acquisitions -- discontinued operations...................           --              (1,129)
Other.......................................................           (1)                  3
                                                                    -----             -------
Cash provided (used) by investing activities................          337                (905)
                                                                    -----             -------
FINANCING ACTIVITIES
Issuance of common stock....................................           11                  --
Purchase of common stock....................................          (96)                 --
Issuance of long-term debt..................................           --               1,760
Retirement of long-term debt................................          (87)                (29)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................         (307)                 (8)
Cash distribution to former parent..........................           --                (810)
                                                                    -----             -------
Cash (used) provided by financing activities................         (479)                913
                                                                    -----             -------
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................           --                   2
                                                                    -----             -------
Increase in cash and temporary cash investments.............           11                  17
Cash and temporary cash investments, January 1..............           12                   7
                                                                    -----             -------
Cash and temporary cash investments, September 30...........        $  23             $    24
                                                                    =====             =======
NON-CASH FINANCING ACTIVITIES
Equity interest received in connection with the sale of
  containerboard operations.................................        $  --             $   194
Long-term debt assumed by buyers of containerboard
  operations................................................        $  --             $(1,760)

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

     As used herein, the term "company" or "Pactiv" refers, for periods prior to the spin-off, to TPI and certain other packaging subsidiaries of Tenneco and, for periods after the spin-off, to Pactiv and its consolidated subsidiaries.

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

     The financial statements at September 30, 2000, and for the three and nine months then ended are presented on a consolidated basis. The December 31, 1999, statement of financial position is presented on a consolidated basis, while the financial statements for the three and nine months ended September 30, 1999, are presented on a combined basis. Certain amounts in prior years' financial statements have been reclassified to conform with the presentation used in 2000.

     In the company's opinion, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. It is presumed that users of the accompanying interim financial information for 2000 have read or have access to Pactiv's audited financial statements for the preceding year. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 1999.

     (2) In April 1999, the company contributed the containerboard assets of its paperboard packaging operation to a newly formed joint venture called Packaging Corporation of America (PCA). For the contribution, Pactiv received approximately $2 billion, comprised of cash and the assumption of debt, and retained a 45% equity interest in PCA, which was subsequently reduced to 43% upon the issuance of equity to PCA's management. The equity interest was valued at approximately $200 million.

     The assets contributed to the joint venture represented substantially all of the assets of the company's paperboard packaging operation, and included four mills, sixty-seven corrugated plants, and an ownership or leasehold interest in approximately 950,000 acres of timberland. Prior to the formation of the joint venture, the company borrowed $1.8 billion and used $1.2 billion of the proceeds to acquire assets used by the containerboard business under operating leases and timber-cutting rights and to purchase accounts receivable previously sold by this business to a third party. The remainder of the borrowings ($600 million) was remitted to Tenneco to repay a portion of its short-term debt. As a result of the joint-venture transaction, the company recorded an estimated loss of $293 million ($178 million after tax, or $1.07 per share) in the first quarter of 1999 based on the amount by which the carrying value of the contributed containerboard assets exceeded their fair value, less selling costs.

     In June 1999, the company sold its remaining paperboard packaging operation, its folding carton business, to Caraustar Industries for $73 million. The company recorded a related gain of $14 million ($9 million after tax, or $0.05 per share), which was included in discontinued operations.

     In the fourth quarter of 1999, the company recorded an additional $53 million loss ($37 million after tax, or $0.21 per share) in connection with the disposition of the paperboard packaging operation as a result of events that occurred subsequent to the PCA and Caraustar transactions, including determination of final working-capital settlement amounts, revisions to actuarially determined estimates of pension-plan curtailment costs, and changes in estimates regarding retained liabilities.

     In February 2000, the company sold 85% of its interest in PCA and used the net proceeds of $398 million primarily to repay debt. The company recorded a related gain of $224 million ($134 million after tax, or $0.82 per share). As a result, the company's equity interest in PCA was reduced to 6%.

     Financial data for the paperboard packaging operation appears below.

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                       (IN MILLIONS)                        ------------------------       ------------------
                                                                 2000       1999           2000         1999
                                                                 ----       ----           -----       ------
Net assets at end of period................................      $53        $118           $ 53        $ 118
                                                                 ---        ----           ----        -----
Sales......................................................      $--        $ --           $ --        $ 445
                                                                 ---        ----           ----        -----
Income from operations before income taxes and interest
  allocation...............................................      $--        $  8           $ --        $  30
Gain on folding carton business sale.......................       --          --             --           14
Gain (loss) on containerboard business sale................       --          --            224         (293)
                                                                 ---        ----           ----        -----
Income (loss) before income taxes and interest
  allocation...............................................       --           8            224         (249)
Income tax expense (benefit)...............................       --          --             90          (99)
                                                                 ---        ----           ----        -----
Income (loss) before interest allocation...................       --           8            134         (150)
Allocated interest expense, net............................       --          --             --            5
                                                                 ---        ----           ----        -----
Income (loss) from discontinued operations.................      $--        $  8           $134        $(155)
                                                                 ---        ----           ----        -----

     (3) In December 1999, the company entered into an agreement to sell its aluminum foil reroll facility in Clayton, New Jersey, and its aluminum packer processor facility in Shelbyville, Kentucky, for $44 million. The company recorded a related gain of $6 million ($4 million after tax, or $0.02 per share) during the first quarter of 2000 and used the proceeds from the transaction primarily to repay debt.

     (4) In the first quarter of 1999, the company recorded an extraordinary charge of $10 million, ($7 million after tax, or $0.04 per share) related to the retirement of debt incurred in connection with the contribution of assets to the PCA joint venture.

     (5) In the first quarter of 1999, a plan was adopted to realign company functions and to close Tenneco's headquarters facility in Greenwich, Connecticut. This plan, for which a $29 million restructuring charge ($17 million after tax, or $0.10 per share) was recorded, included the elimination of forty positions. In the second quarter of 1999, $30 million was received in connection with the sale of the Greenwich facility. These restructuring actions were completed in 1999 and were executed in accordance with the company's initial plan.

     In the fourth quarter of 1999, the company recorded a $154 million restructuring charge ($91 million after tax, or $0.54 per share) to exit non-core businesses and to reduce overhead costs. The restructuring covered (1) the sale of the company's forest products and aluminum foil container businesses in Europe ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999; (2) the sale of certain assets of the company's administrative-service and corporate aircraft operations ($10 million); (3) impairment of long-lived assets of the company's packaging polyethylene business ($68 million); and (4) severance costs associated with the elimination of 161 positions, primarily in the company's international operations ($8 million). The impairment charge for the packaging polyethylene business' assets was deemed necessary following completion of an evaluation of strategic alternatives for the business, and represented the difference between the carrying value of the assets and the forecasted future cash flows from the business, computed on a discounted basis.

     Activity related to the 1999 restructuring plans is shown in the following table.

                 (IN MILLIONS)                                         NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                             2000
                                                     BALANCE AT        -----------------        BALANCE AT
                                                    DECEMBER 31,             CASH              SEPTEMBER 30,
                                                        1999               PAYMENTS                2000
                                                    ------------       -----------------       -------------
Severance.......................................         $8                   $5                    $3
Other...........................................          1                   --                     1
                                                         --                   --                    --
                                                         $9                   $5                    $4
                                                         --                   --                    --

     (6) In May 1999, Tenneco, Pactiv, and a number of containerboard manufacturers were named as defendants in a civil class-action antitrust lawsuit pending in the United States district court for the Eastern District of Pennsylvania. The company also was named as a defendant in a related class-action antitrust lawsuit. These lawsuits allege that the defendants conspired to raise linerboard prices for corrugated containers and corrugated sheets from October 1, 1993, through November 30, 1995, in violation of Section 1 of the Sherman Act. The lawsuits seek treble damages in an unspecified amount, plus attorney fees. Pactiv's management believes that the allegations have no merit, is vigorously defending the claims, and believes that the outcome will not have a material adverse effect on the company's financial position or results of operations. In connection with the spin-off, the company agreed that, as between it and Tenneco, the company would be responsible for defending the claims against Tenneco and for any liability of Tenneco resulting therefrom.

     The company is party to various legal proceedings arising from its operations. Management believes that the outcome of these proceedings, individually and in the aggregate, will not have a material effect on the company's financial position or results of operations.

     (7) The company is subject to a variety of environmental and pollution-control laws and regulations in the jurisdictions in which it operates. The company provides related reserves where it is probable that liabilities exist and where reasonable estimates of the liabilities can be made. Estimated liabilities are subject to change as more information becomes available regarding the magnitude of possible clean-up costs and the effectiveness and expense of alternative clean-up technologies. However, management believes that any additional costs that may be incurred as more information becomes available will not have a material effect on the financial condition or results of operations of the company.

     (8) In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which required that start-up activity costs be expensed as incurred. SOP 98-5 also required that previously capitalized costs related to start-up activities be expensed as a cumulative effect of change in accounting principle upon adoption. The company adopted SOP 98-5 on January 1, 1999, and recorded a related after-tax charge of $32 million (net of a $9 million tax benefit), or $0.19 per share, pertaining to previously capitalized start-up costs of its foreign and administrative-service operations.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards which require that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either assets or liabilities measured at their fair value and that changes in the derivative instruments' fair value be recognized currently in earnings unless specific hedge-accounting criteria are met. The company plans to adopt SFAS No. 133 on January 1, 2001. The company is currently evaluating the new standard, but has not yet determined the impact it will have on its financial position or results of operations.

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. The company is required to adopt EITF No. 00-14 in the fourth quarter of 2000 and is currently analyzing the impact of the pronouncement on its consolidated financial statements.

     In July 2000, the EITF reached a consensus on Issue 1 of No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires that any amounts billed to customers for shipping and handling be classified as revenues. In September 2000, the EITF also reached a consensus on Issue 2 of No. 00-10, which requires that shipping and handling costs be included in cost of sales and precludes the recording of such costs as a deduction against revenues. The company is required to implement EITF No. 00-10 in the fourth quarter of 2000 and is currently analyzing the effect of the pronouncement on its consolidated financial statements.

     (9) At the time of the spin-off, the company exercised its right to make a one-time draw under a $1.5 billion term-loan facility in the amount of $300 million at a floating-interest rate based on LIBOR, adjusted for reserve requirements, plus a specified margin. All amounts borrowed under this facility were repaid in the first quarter of 2000 following the company's sale of the majority of its interest in PCA.

     In conjunction with the spin-off, the company entered into a five-year, $750 million revolving-credit agreement and a 364-day, $250 million revolving-credit agreement. Effective September 27, 2000, the 364-day revolving-credit agreement has been extended for an additional 364-day period and the total availability has been increased to $300 million, of which $265 million has been committed.

     (10) Prior to the spin-off, Tenneco's historical practice had been to incur indebtedness for the consolidated group at the parent-company level, or at a limited number of subsidiaries, rather than at the operating-company level. Consequently, prior to the spin-off, corporate debt and related interest expense were allocated to the company on the basis of the ratio of the company's net assets to Tenneco's consolidated net assets plus debt. Similarly, interest expense ($106 million for the nine months ended September 30, 1999) was allocated using the weighted-average cost of all corporate debt. Although interest costs and the related tax effect were allocated to the company for financial-reporting purposes, the company was not billed for these amounts. Changes in allocated corporate debt and allocated after-tax interest expense were included in combined equity. Although management believes that the historical allocation of corporate debt and interest was reasonable, it is not necessarily indicative of debt requirements and related interest costs of Pactiv as a separate public company.

     (11) In November 1999, the company established a grantor ("rabbi") trust to assure the payment of deferred compensation and supplemental pension benefits and reserved 3,200,000 shares of Pactiv common stock for the trust. In January 2000, the shares were issued to the trust, which is included in Pactiv's financial statements. Consequently, these shares are not considered to be outstanding.

     (12) In connection with the spin-off, one share of Pactiv common stock was issued for each share of Tenneco common stock then owned. Basic earnings per share for 1999 and 2000 was calculated using the weighted-average number of shares outstanding for the parent and for Pactiv. Diluted earnings per share was calculated in the same manner, adjusting for the potential issuance of additional shares related to stock options, restricted stock, and performance shares.

     Earnings from continuing operations per share of common stock outstanding was computed as follows.

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
      (IN MILLIONS, EXCEPT SHARE AND                  SEPTEMBER 30,                     SEPTEMBER 30,
             PER-SHARE DATA)                  ------------------------------    ------------------------------
                                                   2000             1999             2000             1999
                                              --------------    ------------    --------------    ------------
                                              (CONSOLIDATED)     (COMBINED)     (CONSOLIDATED)     (COMBINED)
BASIC EARNINGS PER SHARE
  Income from continuing operations.......     $         38     $          4     $        106     $         56
                                               ------------     ------------     ------------     ------------
  Average shares of common stock
    outstanding...........................      158,205,758      167,459,483      162,819,193      167,115,070
                                               ------------     ------------     ------------     ------------
  Earnings from continuing operations per
    average share of common stock.........     $       0.24     $       0.01     $       0.65     $       0.33
                                               ------------     ------------     ------------     ------------
DILUTED EARNINGS PER SHARE
  Income from continuing operations.......     $         38     $          4     $        106     $         56
                                               ------------     ------------     ------------     ------------
  Average shares of common stock
    outstanding...........................      158,205,758                       162,819,193
  Effect of dilutive securities
    Restricted stock......................              593                                --
    Stock options.........................            1,361                               454
    Performance shares....................           48,758                            48,147
                                               ------------                      ------------
  Average shares of common stock
    outstanding including dilutive
    securities............................      158,256,470      167,725,321      162,867,794      167,458,449
                                               ------------     ------------     ------------     ------------
  Earnings from continuing operations per
    average share of common stock.........     $       0.24     $       0.01     $       0.65     $       0.33
                                               ------------     ------------     ------------     ------------

     In February 2000, the company announced its intention to repurchase approximately $100 million of its common stock. During the first nine months of 2000, the company repurchased 11,382,900 shares of its common stock for $96 million.

     (13) The company's operating segments are as follows:

     (a) Consumer and foodservice/food packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food packaging markets.

     (b) Protective and flexible packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber protective and flexible packaging products. Major markets served by protective packaging products include electronics, automotive, furniture, and e-commerce, whereas flexible packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications.

     (c) Other, which relates to corporate and administrative-service operations and pension-plan income and expense.

     Prior to the spin-off, the combined results of the consumer and foodservice/food packaging and protective and flexible businesses were reported by Tenneco under the specialty packaging segment. During the fourth quarter of 1999, the company modified the composition of its operating segments because of changes made to its management reporting structure in connection with the spin-off. Segment information for the three and nine months ended September 30, 1999, has been restated to conform with current segment presentation. Products are transferred between segments and geographic areas on a basis intended to reflect, as nearly as possible, market values.

     The following table sets forth certain segment information.

                                               SEGMENT
        (IN MILLIONS)          ----------------------------------------
                               CONSUMER AND
                               FOODSERVICE/    PROTECTIVE AND                  RECLASSIFICATIONS
                                   FOOD           FLEXIBLE                            AND
                                PACKAGING        PACKAGING       OTHER           ELIMINATIONS       TOTAL
                               ------------    --------------    ------        -----------------    ------

FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2000
Sales to external
  customers..................     $  532           $  198        $   --              $ --           $  730
Income before interest,
  income taxes, and minority
  interest...................         72               12            16(a)             --              100

FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 1999
Sales to external
  customers..................        534              220            --                --              754
Income (loss) before
  interest, income taxes, and
  minority interest..........         54               19            (4)(a)            --               69
Income from discontinued
  operations, net............         --               --             8                --                8

AT SEPTEMBER 30, 2000, AND
  FOR THE NINE MONTHS THEN
  ENDED
Sales to external
  customers..................      1,580              605            --                --            2,185
Income before interest,
  income taxes, and minority
  interest...................        207               32            47(a)             --              286
Income from discontinued
  operations, net............         --               --           134                --              134
Total assets.................      2,211              853         1,448(b)            (75)           4,437
Net assets of discontinued
  operations.................         --               --            53                --               53

FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1999
Sales to external
  customers..................      1,528              630            --                --            2,158
Income (loss) before
  interest, income taxes, and
  minority interest..........        206               61           (54)(a)(c)         --              213
Loss from discontinued
  operations, net............         --               --          (155)               --             (155)
Extraordinary loss, net......         --               --            (7)               --               (7)
Cumulative effect of change
  in accounting principle,
  net........................         (1)             (16)          (15)               --              (32)

(a) Includes pension-plan income and unallocated corporate expenses.

(b) Includes assets related to pension plans (net), administrative-service operations, and the discontinued paperboard packaging operation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC REALIGNMENT

     In July 1998, Tenneco's board of directors authorized management to develop a broad range of strategic alternatives to separate its automotive, paperboard packaging, and specialty packaging businesses. Subsequently, Tenneco completed the following actions:

          - In April 1999, the company contributed the containerboard assets of its paperboard packaging operation to a newly formed joint venture called Packaging Corporation of America (PCA). For the contribution, the company received approximately $2 billion, comprised of cash and the assumption of debt, and retained a 45% equity interest in PCA, which was subsequently reduced to 43% upon the issuance of equity to PCA's management. The equity interest was valued at approximately $200 million.

          - In June 1999, the company sold its paperboard packaging's folding carton business, to Caraustar Industries for $73 million.

          - On November 4, 1999, Tenneco completed the spin-off by issuing a dividend of the common stock of Pactiv to Tenneco shareowners.

     The paperboard packaging segment is classified as a discontinued operation in the financial statements. See the notes to financial statements included in this document for further information.

     Before the spin-off, Tenneco realigned substantially all of its existing debt through a combination of tender offers, exchange offers, and other refinancings. The realignment was financed through borrowings by Tenneco Automotive (formerly Tenneco, which changed its name to Tenneco Automotive, Inc. in connection with the spin-off) under a new credit facility, Tenneco Automotive's issuance of subordinated debt, the company's issuance of public debt, and borrowings by the company under new credit facilities.

RESTRUCTURING AND OTHER CHARGES

     In the first quarter of 1999, a plan was adopted to realign company functions and to close Tenneco's headquarters facility in Greenwich, Connecticut. This plan, for which a $29 million restructuring charge ($17 million after tax, or $0.10 per share) was recorded, included the elimination of forty positions. In the second quarter of 1999, $30 million was received in connection with the sale of the Greenwich facility. These restructuring actions were completed in 1999 and were executed in accordance with the company's initial plan.

     In the fourth quarter of 1999, the company recorded a $154 million restructuring charge ($91 million after tax, or $0.54 per share) to exit non-core businesses and to reduce overhead costs. The restructuring covered (1) the sale of the company's forest products and aluminum foil container businesses in Europe ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999; (2) the sale of certain assets of the company's administrative-service and corporate aircraft operations ($10 million); (3) impairment of long-lived assets of the company's packaging polyethylene business ($68 million); and (4) severance costs associated with the elimination of 161 positions, primarily in the company's international operations ($8 million). The impairment charge for the packaging polyethylene business' assets was deemed necessary following completion of an evaluation of strategic alternatives for the business, and represented the difference between the carrying value of the assets and the forecasted future cash flows from the business, computed on a discounted basis.

     In total, the company expects to realize annual savings of $75 million from the restructuring actions. Of this, approximately $30 million was realized in 1999, and an additional $45 million is expected to be realized in 2000 ($40 million) and 2001 ($5 million).

THIRD QUARTER ENDED SEPTEMBER 30, 2000 AND 1999

RESULTS OF CONTINUING OPERATIONS

     Sales

     Details of sales were as follows.

                                                                    THIRD QUARTER
                       (IN MILLIONS)                            ----------------------
                                                                2000    1999    CHANGE
                                                                ----    ----    ------
Consumer and foodservice/food packaging.....................    $532    $534    $  (2)
Protective and flexible packaging...........................     198     220      (22)
                                                                ----    ----    -----
                                                                $730    $754    $ (24)
                                                                ----    ----    -----

     Sales in the third quarter of 2000 were $24 million, or 3.2%, lower than in the same period of 1999. Excluding the negative impact of foreign-currency exchange rates, divestitures, and discontinued product lines, sales increased 4.5% in the current period versus the same period last year. The increase was driven primarily by core product growth in the consumer and foodservice/food packaging segment.

     Sales for the consumer and foodservice/food packaging segment were down $2 million from 1999's third quarter. Excluding the effects of divestitures and discontinued product lines, sales in this segment were 5.4% higher than last year primarily because of volume growth in Hefty(R) consumer products and foam foodservice items and increases in selling prices. Sales of protective and flexible products declined $22 million, or 10%, compared with the third quarter of 1999. Excluding the negative impact of foreign-currency exchange rates and businesses divested in late 1999, sales in this segment were 2.2% higher than last year principally as a result of selling price increases.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

     Operating income (loss) by segment appears below.

                                                                    THIRD QUARTER
                       (IN MILLIONS)                                -------------
                                                                2000    1999    CHANGE
                                                                ----    ----    ------
Consumer and foodservice/food packaging.....................    $ 72    $54     $  18
Protective and flexible packaging...........................      12     19        (7)
Other.......................................................      16     (4)       20
                                                                ----    ---     -----
                                                                $100    $69     $  31
                                                                ----    ---     -----

     Operating income in the third quarter of 2000 rose 44.9% from last year's level. Despite significantly higher raw material costs, third-quarter operating margin increased to 13.8% of sales, up significantly from 1999's level of 9.1% as a result actions taken to increase selling prices and cost improvements implemented since the company's spin-off.

     Operating income for the consumer and foodservice/food packaging segment increased 33.3% from last year's third quarter. Operating margin in the third quarter advanced to 13.5% of sales from 10.2% in the second quarter of 2000 primarily as a result of pricing actions taken to offset higher resin costs and the continued elimination of low-margin business.

     Operating income for the protective and flexible packaging segment was $12 million in the third quarter of 2000, down $7 million, or 36.8%, from the comparable period last year. The decrease was driven mainly by higher raw material costs and unfavorable foreign-currency exchange rates, offset in part by higher selling prices.

     Operating income for the other segment was $16 million in the third quarter of 2000, compared with a loss of $4 million in 1999's third quarter. The improvement was driven by reductions in corporate overhead costs, higher pension income, and the impact of billing Tenneco Automotive for the full cost of administrative services provided to it by the company.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $34 million in the third quarter of 2000, down 10.5% from 1999's third quarter principally because of a decline in borrowings.

     Income Taxes

     The company's effective tax rate for the third quarter of 2000 was 42%, compared with 87% for the same period in 1999. The abnormally high tax rate in 1999 reflected the repatriation of overseas earnings in connection with Pactiv's spin-off from Tenneco, Inc.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $38 million ($0.24 per share) in the third quarter of 2000, compared with net income of $4 million ($0.01 per share) in the third quarter of 1999.

DISCONTINUED OPERATIONS

     In the third quarter of 1999, the company recorded income from discontinued operations, net of income tax, of $8 million ($0.05 per share), which was comprised principally of an after-tax gain on the sale of the company's folding carton business.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

RESULTS OF CONTINUING OPERATIONS

     Sales

     Details of sales were as follows.

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                       (IN MILLIONS)                            ---------------------------------
                                                                 2000         1999        CHANGE
                                                                -------      -------      -------
Consumer and foodservice/food packaging.....................    $1,580       $1,528        $ 52
Protective and flexible packaging...........................       605          630         (25)
                                                                ------       ------        ----
                                                                $2,185       $2,158        $ 27
                                                                ------       ------        ----

     Sales for the nine months ended September 30, 2000, grew $27 million, or 1.3%, from the same period in 1999. Excluding the negative impact of foreign-currency exchange rates, divestitures, and discontinued product lines, sales increased 7.9% in the first nine months of 2000, driven primarily by increases in selling prices and volume.

     Sales for the consumer and foodservice/food packaging segment increased $52 million, or 3.4%, versus the first nine months of 1999. Excluding the effects of divestitures and discontinued product lines, sales for this segment were 8.6% higher than last year primarily because of higher selling prices and volume gains. Sales of protective and flexible products declined $25 million, or 4%, from the first nine months of 1999. Excluding the negative impacts of foreign-currency exchange rates and businesses divested in late 1999, sales for this segment were 6.4% higher than last year, mainly driven by selling-price and volume increases.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

     Operating income (loss) by segment appears below.

                       (IN MILLIONS)                                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  --------------------------
                                                                  2000      1999      CHANGE
                                                                  ----      ----      ------
Consumer and foodservice/food packaging.....................      $207      $206      $   1
Protective and flexible packing.............................        32        61        (29)
Other.......................................................        47       (54)       101
                                                                  ----      ----      -----
                                                                  $286      $213      $  73
                                                                  ----      ----      -----

     Excluding the effect of restructuring and other charges ($29 million) on 1999's results, operating income by segment was as follows:

                       (IN MILLIONS)                                  NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  --------------------------
                                                                  2000      1999      CHANGE
                                                                  ----      ----      ------
Consumer and foodservice/food packaging.....................      $207      $206      $   1
Protective and flexible packaging...........................        32        61        (29)
Other.......................................................        47       (25)        72
                                                                  ----      ----      -----
                                                                  $286      $242      $  44
                                                                  ----      ----      -----

     Operating income before restructuring and other charges was $286 million for the nine months ended September 30, 2000, an increase of $44 million, or 18.2%, over the same period in 1999. The increase was driven principally by higher volume and selling prices, significant reductions in overhead costs, and higher pension income, offset partially by higher resin costs.

     Operating income for the consumer and foodservice/food packaging segment was $207 million for the first nine months of 2000, versus $206 million for the comparable period in 1999, as selling-price and volume increases were largely offset by higher raw material and transportation costs and start-up costs associated with the company's Mexican molded-fiber operation.

     Operating income for the protective and flexible segment was $32 million for the first nine months of 2000, compared with $61 million for the same period in 1999. The decline in operating income was caused primarily by higher resin costs, inefficiencies associated with plant consolidations and start-ups, and the negative impact of foreign-currency exchange rates, offset partially by selling-price increases and volume gains.

     Operating income for the other segment was $47 million for the nine months ended September 30, 2000, compared with a loss of $25 million before restructuring and other charges for the same period in 1999. The $72 million improvement in operating income was driven principally by reductions in corporate overhead costs, higher pension income, and the impact of billing Tenneco Automotive for the full cost of administrative services provided to it by the company.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $101 million for the first nine months of 2000, down $5 million, or 4.7%, from the same period last year. Prior to the spin-off, corporate debt of Tenneco and related interest expense were allocated to the company, and related changes in allocated debt and after-tax interest costs were recorded as a component of the company's combined equity.

     Income Taxes

     The company's effective tax rate for the nine months ended September 30, 2000, was 42% compared with 48% for the comparable period in 1999. The higher effective tax rate in 1999 reflected the effects of the reorganization and separation of the company as company and the impact of nondeductible goodwill amortization.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $106 million ($0.65 per share) for the nine months ended September 30, 2000, versus net income of $56 million ($0.33 per share) for the same period in 1999.

DISCONTINUED OPERATIONS AND EXTRAORDINARY CHARGE

     For the first nine months of 2000, income from discontinued operations, net of income tax, was $134 million ($0.82 per share), which represented the gain on the February 2000 sale of the majority of the company's interest in PCA. In the first nine months of 1999, the company recorded a loss from discontinued operations of $155 million ($0.93 per share), which was comprised principally of an after-tax loss of $178 million ($1.07 per share) on the contribution of the company's containerboard assets to the PCA joint venture. Also during the first nine months of 1999, an extraordinary after-tax charge of $7 million ($0.04 per share) was recorded as a result of the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

     Details of the company's capital structure appear below.

                       (IN MILLIONS)                            SEPTEMBER 30,    DECEMBER 31,
                                                                    2000             1999        CHANGE
                                                                -------------    ------------    ------
Short-term debt, including current maturities of long-term
  debt......................................................       $   14           $  325       $(311)
Long-term debt..............................................        1,657            1,741         (84)
                                                                   ------           ------       -----
  Total debt................................................        1,671            2,066        (395)
Minority interest...........................................           21               20           1
Shareowners' equity.........................................        1,505            1,350         155
                                                                   ------           ------       -----
                                                                   $3,197           $3,436       $(239)
                                                                   ------           ------       -----

     The company's ratio of debt to total capitalization was 52% and 60% at September 30, 2000, and December 31, 1999, respectively. Total borrowings declined $395 million during the first nine months of 2000, as proceeds from the sale of PCA stock and free cash flow were used to repay debt.

     Shareowners' equity increased $155 million in the first nine months of 2000 primarily as a result of the recording of income from continuing and discontinued operations of $106 million and $134 million, respectively, offset partially by the impact of repurchasing $96 million of common stock.

     Cash Flow

     A summary of cash flow appears below.

                       (IN MILLIONS)
                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                        2000               1999
                                                                   --------------       ----------
                                                                   (CONSOLIDATED)       (COMBINED)
Cash provided (used) by:
  Operating activities......................................           $ 153              $   7
  Investing activities......................................             337               (905)
  Financing activities......................................            (479)               913

     Cash provided by operating activities was $153 million in the first nine months of 2000, versus $7 million in the same period last year. The $146 million increase in operating cash flow was comprised of a $76 million decrease in cash used by discontinued operations and a $70 million increase in cash provided by continuing operations, driven mainly by improvements in working capital management.

     Investing activities generated $337 million in cash in the first nine months of 2000, but used $905 million in cash in the same period of 1999. The year-over-year difference was attributable principally to transactions related to the discontinued paperboard packaging operation.

     Cash used by financing activities was $479 million for the nine months ended September 30, 2000. During the same period in 1999, financing activities provided $913 million in cash. The use of cash during the first nine months of 2000 was driven primarily by the retirement of debt and the company's share-repurchase program. During the second quarter of 1999, the company borrowed approximately $1.8 billion in connection with the formation of the PCA joint venture and used approximately $1.2 billion of the proceeds to purchase assets used by the former containerboard business under operating leases and timber-cutting rights and to purchase previously sold accounts receivable of the business. The remaining amounts from these borrowings were distributed to the company's parent, Tenneco, to fund the retirement of Tenneco's debt.

     Capital Commitments

     Open commitments for authorized expenditures totaled approximately $140 million at September 30, 2000. It is anticipated that the majority of these expenditures will be funded over the next twelve months from existing cash and short-term investments, internally generated cash, and borrowings.

     Liquidity

     The company's management believes that cash flow from operations, along with available borrowing capacity under its credit facilities, will generally be sufficient to meet capital requirements.

     At the time of the spin-off, the company exercised its right to make a one-time draw under a $1.5 billion term-loan facility in the amount of $300 million at a floating-interest rate based on LIBOR, adjusted for reserve requirements, plus a specified margin. All amounts borrowed under this facility were repaid in the first quarter of 2000 following the sale by the company of the majority of its interest in PCA.

     In conjunction with the spin-off, the company entered into a five-year, $750 million revolving-credit agreement and a 364-day, $250 million revolving-credit agreement. Effective September 27, 2000, the 364-day revolving credit agreement has been extended for an additional 364-day period, and the total availability under the agreement has been increased to $300 million, of which $265 million has been committed. As of September 30, 2000, the company was in full compliance with financial and other customary covenants under these agreements.

CHANGES IN ACCOUNTING PRINCIPLES

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which required that start-up activity costs be expensed as incurred. SOP 98-5 also required that previously capitalized costs related to start-up activities be expensed as a cumulative effect of change in accounting principle upon adoption. The company adopted SOP 98-5 on January 1, 1999, and recorded a related after-tax charge of $32 million (net of a $9 million tax benefit), or $0.19 per share, pertaining to previously capitalized start-up costs of its foreign and administrative-service operations.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards which require that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either assets or liabilities measured at their fair value and that changes in the derivative instruments' fair value be recognized currently in earnings unless specific hedge-accounting criteria are met. The company plans to adopt SFAS No. 133 on January 1, 2001. The company is currently evaluating the new standard, but has not yet determined the impact it will have on its financial position or results of operations.

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. The company is required to adopt EITF No. 00-14 in the fourth quarter of 2000 and is currently analyzing the impact of the pronouncement on its consolidated financial statements.

     In July 2000, the EITF reached a consensus on Issue 1 of No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires that any amounts billed to customers for shipping and handling be classified as revenues. In September 2000, the EITF also reached a consensus on Issue 2 of No. 00-10, which requires that shipping and handling costs be included in cost of sales and precludes the recording of such costs as a deduction against revenues. The company is required to implement EITF No. 00-10 in the fourth quarter of 2000 and is currently analyzing the effect of the pronouncement on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company is exposed to market risks related to changes in foreign-currency exchange rates, interest rates, and commodity prices. To manage these risks, the company, from time to time, enters into various hedging contracts in accordance with the company's policies and procedures. The company does not use hedging instruments for trading purposes and is not a party to any transactions involving leveraged derivatives. There have been no material changes in hedging activity since December 31, 1999.

                          PART II -- OTHER INFORMATION

ITEMS 1-5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     The exhibits filed herewith are designated by an asterisk in the following index; all other exhibits are incorporated by reference:

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   2             Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
                 Pactiv Corporation's Current Report on Form 8-K dated
                 November 11, 1999, File No. 1-15157).
   3             Restated Certificate of Incorporation of the registrant
                 (incorporated herein by reference to Exhibit 3.1 to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.1           Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
   4.1           Specimen Stock Certificate of Pactiv Corporation Common
                 Stock (incorporated herein by reference to Exhibit to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   4.2           Qualified Offer Plan Rights Agreement, dated as of November
                 4, 1999, by and between the registrant and First Chicago
                 Trust Company of New York, as Rights Agent (incorporated
                 herein by reference to Exhibit 4.2 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
   4.3(a)        Indenture, dated September 29, 1999, by and between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.1 to Tenneco
                 Packaging Inc.'s Registration Statement on Form S-4, File
                 No. 333-82923).
   4.3(b)        First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(b) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)        Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(c) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)        Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(d) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.3(e)        Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(e) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.3(f)        Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(f) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.4           Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
                 Pactiv Corporation Rabbi Trust (incorporated herein by
                 reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.1           Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
                 herein by reference to Exhibit 16.1 to Tenneco Inc.'s
                 Current Report on Form 8-K dated November 4, 1999, File No.
                 1-12387).

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
  10.2           Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
                 Report on Form 8-K dated November 4, 1999, File No. 12387).
  10.3           Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
                 registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
                 for quarterly period ended September 30, 1999, File No.
                 1-12387).
  10.4           Trademark Transition License Agreement, dated as of November
                 4, 1999, by and between Tenneco Inc. and the registrant
                 (incorporated herein by reference to Exhibit 10.4 to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
  10.5           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Executive Incentive Compensation Plan (incorporated
                 herein by reference to Exhibit 10.5 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
  10.6           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
  10.7           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Change in Control Severance Benefit Plan for Key
                 Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-15157).
  10.8           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Deferred Compensation Plan (incorporated herein by
                 reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.9           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Stock Ownership Plan (incorporated herein by reference to Exhibit 10.9 to Pactiv Corporation's Quarterly Report
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-15157).
  10.10          Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
                 Shipbuilding Inc. (incorporated herein by reference to
                 Exhibit 10.28 of Tenneco Inc.'s Form 10, File No. 1-12387).
  10.11          Pactiv Corporation Rabbi Trust (incorporated herein by
                 reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.12          Tenneco Rabbi Trust Agreement (incorporated herein by
                 reference to Exhibit 10.12 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 3, 1999,
                 File No. 1-15157).
  10.13(a)       Contribution Agreement, dated as of January 25, 1999, by and among the registrant, PCA Holdings LLC and Packaging
                 Corporation of America (the "Contribution
                 Agreement")(incorporated herein by reference to Exhibit
                 10.30 to Tenneco Inc.'s Current Report on Form 8-K dated
                 April 12, 1999, File No. 1-12387).
  10.13(b)       Letter Agreement, dated as of April 12, 1999, by and among the registrant, PCA Holdings LLC and Packaging Corporation of America, amending the Contribution Agreement
                 (incorporated herein by reference to Exhibit 10.31 to
                 Tenneco Inc.'s Current Report on Form 8-K dated April 12,
                 1999, File No. 1-12387).
  10.14          Stockholders Agreement, as amended, dated as of April 12,
                 1999, by and among the registrant, PCA Holdings LLC and
                 Packaging Corporation of America (incorporated herein by
                 reference to Exhibit 10.32 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
  10.15          Registration Rights Agreement, as amended, dated as of April
                 12, 1999, by and among the registrant, PCA Holdings LLC and
                 Packaging Corporation of America (incorporated herein by
                 reference to Exhibit 10.33 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
  10.16          Release Agreement dated as of October 18, 1999, by and
                 between Dana G. Mead and Tenneco Management Company, and
                 Modification of Release Agreement dated as of October
                 18,1999, by and among Dana G. Mead, Tenneco Inc. and Tenneco
                 Management Company (incorporated herein by reference to
                 Exhibit 10.18 to Tenneco Automotive Inc.'s Quarterly Report
                 on Form 10-Q for quarterly period ended September 30, 1999,
                 File No. 1-12387).
  10.17          Employment Agreement, dated as of March 11, 1997, by and
                 between Richard L. Wambold and Tenneco Inc. (incorporated
                 herein by reference to Exhibit 10.17 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
  10.18          Short Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
                 Administrative Agent, Credit Suisse First Boston, as
                 Syndication Agent, Bank One, NA and Banque Nationale de
                 Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.4 to Tenneco Packaging Inc.'s Registration
                 Statement on Form S-4, File No. 333-82923).
 *10.18(a)       First Amendment, dated as of September 27, 2000, among the registrant, various financial institutions, and Bank of
                 America, N.A., as Administrative Agent, amending the Short
                 Term Credit Agreement.
  10.19          Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
                 Administrative Agent, Credit Suisse First Boston, as
                 Syndication Agent, Bank One, NA and Banque Nationale de
                 Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
                 Statement on Form S-4, File No. 333-82923)
  10.20          Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.21          Letter of Agreement dated September 10, 1999, by and among
                 Tenneco Inc., Bank of America, N.A., and Bank of America
                 Securities LLC, related to Term Loan Agreement, dated as of
                 November 3, 1999, by and between the registrant and Bank of
                 America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-15157).
  10.22          Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
                 institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-15157).
  10.23          Agreement and General Release dated January 28, 2000,
                 between the registrant and Paul J. Griswold (incorporated by reference to Exhibit 10.23 to Pactiv Corporation's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-15157).
  11             None.
 *12             Computation of Ratio of Earnings to Fixed Charges.
  15             None
  18             None.
  19             None.
  22             None.
  23             None.
 *27             Financial Data Schedule.
  99             None.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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

Date: November 14, 2000