Form 10-K405
period 2000-12-31
PACTIV CORP
filed 2001-03-29
CIK 1089976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No  ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of restraint's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

       CLASS OF VOTING STOCK AND NUMBER OF SHARES                   MARKET VALUE OF COMMON STOCK HELD BY
      HELD BY NON-AFFILIATES AT FEBRUARY 28, 2001                              NON-AFFILIATES
--------------------------------------------------------  --------------------------------------------------------
            COMMON STOCK 157,830,053 SHARES                                   $2,122,814,213*

* Based upon the closing sale price on the Composite Tape for the Common Stock on February 28, 2001.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value). 158,470,588 shares outstanding as of February 28, 2001. (See Note 15 to the Financial Statements.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                           PART OF THE FORM 10-K
                        DOCUMENT                                          INTO WHICH INCORPORATED
--------------------------------------------------------  --------------------------------------------------------
  Pactiv Corporation's Definitive Proxy Statement for                             Part III
 the Annual Meeting of Shareholders to be held May 17,
                           2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the company (as defined), business strategies for its operations, and cost savings from its restructuring efforts, all of which are subject to known and unknown risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk." These forward-looking statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) and phrases such as "will," "anticipate," "intend," "estimate," "expect," and similar terms (and variations thereof) and phrases.

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

                               TABLE OF CONTENTS

                                     PART I

Item 1.        Business....................................................    1
Item 2.        Properties..................................................    5
Item 3.        Legal Proceedings...........................................    6
Item 4.        Submission of Matters to a Vote of Security Holders.........    6
Item 4.1       Executive Officers of the Registrant........................    6

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related
               Shareholder Matters.........................................    7
Item 6.        Selected Financial Data.....................................    8
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................    9
Item 7A.       Quantitative and Qualitative Disclosures about Market
               Risk........................................................   18
Item 8.        Financial Statements and Supplementary Data.................   20
Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................   53

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant..........   53
Item 11.       Executive Compensation......................................   53
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management..................................................   53
Item 13.       Certain Relationships and Related Transactions..............   53

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form
               8-K.........................................................   53

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Pactiv Corporation (Pactiv or the company), previously known as Tenneco Packaging, Inc. (TPI), was formerly a wholly-owned subsidiary of Tenneco, Inc. (Tenneco) that was spun-off to shareholders of Tenneco on November 4, 1999 (the spin-off). Pactiv includes the assets, liabilities, and operations of Tenneco's former specialty packaging business as well as certain of Tenneco's former corporate and administrative service operations. As used herein, the terms "Pactiv" and "the company" refer, for periods prior to the spin-off, to the packaging businesses and corporate and administrative service operations of Tenneco and, for periods after the spin-off, to Pactiv and its consolidated subsidiaries.

     The company was incorporated in the state of Delaware in 1965 under the name Packaging Corporation of America. In November 1995, the company changed its name to Tenneco Packaging, Inc. and, concurrent with the spin-off, changed its name to Pactiv Corporation.

     Pactiv is a global supplier of specialty packaging and consumer products with 2000 sales of $3.1 billion. The company operates 79 manufacturing facilities in 17 countries around the world and employs approximately 13,000 people. Pactiv has 2 key operating segments: (i) Consumer and Foodservice/Food Packaging, and (ii) Protective and Flexible Packaging. The company's consumer products include plastic, aluminum, and paper-based products such as waste bags, disposable tableware, food storage bags, and aluminum cookware. The company's foodservice/food packaging products include foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging for customers in the food distribution channel, including wholesalers and supermarkets, and customers, known as packer processors, who prepare and process food for consumption. Pactiv's protective packaging products are used to protect and cushion various commercial and industrial products from the point of manufacture to the point of delivery or pick-up, principally serving the electronics, automotive, furniture, and e-commerce markets. The company's flexible packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications, and often involve custom design.

PRODUCTS AND MARKETS

     Consumer and Foodservice/Food Packaging

     The company manufactures, markets, and sells consumer products such as plastic storage bags for food and household items, plastic waste bags, foam and molded-fiber tableware, and aluminum cookware. Many of these products are sold under such recognized brand names as Hefty(R), Baggies(R), Hefty OneZip(R), Hefty(R) Cinch-Sak(R), Kordite(R), and E-Z Foil(R). These products, which are typically used by consumers in their homes, are sold through a variety of retailers, including supermarkets, mass merchandisers, and other stores where consumers purchase household goods. In addition to consumer products, the company manufactures plastic zipper closures for a variety of other packaging applications.

     For foodservice customers, the company offers products to merchandize and serve both on-premises and takeout meals. These items include tableware products such as plates, bowls, and cups, and a broad line of takeout-service containers made from clear plastic, microwaveable plastic, molded fiber, paperboard, foam, and aluminum.

     The company's food packaging products are designed to protect food during distribution, aid retailers in merchandising food products, and help customers prepare and serve meals in their homes. Food packaging products for supermarkets include clear rigid display packaging for produce, delicatessen, and bakery applications; microwaveable containers for prepared, ready-to-eat meals; and foam trays for meat and produce.

     For food processors, the company's products include dual-ovenable paperboard containers, molded-fiber egg cartons, red meat and poultry trays, aluminum containers, and modified atmosphere packaging, which extends the shelf life of red meat products.

     The company also offers foam products for use in the construction industry.

     Protective and Flexible Packaging

     The company manufactures, markets, and sells protective packaging for use in the automotive, computer, electronics, furniture, durable goods, building, and construction industries. Pactiv's sheet foams and air-encapsulated bubble products are used for cushioning and surface protection, and its paperboard honeycomb and engineered foam plank products provide protection against shock, vibration, and thermal damage. Pactiv also offers padded mailers, a variety of laminated protective coverings, and customized packaging systems.

     The company's flexible packaging products are used in consumer, medical, pharmaceutical, chemical, hygienic, and industrial applications. These products include liners for disposable diapers, wrap-around sleeves for glass and plastic bottles, polypropylene bags for sterile intravenous fluid delivery, modified atmosphere films, stand-up pouches, food and hygienic packaging, surgical drapes, and medical packaging.

GROWTH STRATEGY

     Pactiv expects to grow by expanding existing businesses and through strategic acquisitions. The company's sales have grown from approximately $900 million in 1995 to $3.1 billion in 2000.

     The company focuses on markets that have strong expansion characteristics and attractive margins. Through the company's broad product lines and custom design capability, the company seeks to offer customers "material-neutral" solutions to address specific packaging needs. With this approach and the availability of worldwide geographic coverage, the company has become a primary supplier to several national and international manufacturers and distributors and has developed long-term relationships with key participants in the consolidating packaging and foodservice distribution industries. Fostering such relationships is critical in identifying and penetrating new markets.

     Market Presence

     Many of Pactiv's products have strong market share positions, including the number 1 position in key markets such as consumer waste bags and tableware, foodservice foam containers, clear rigid display packaging, foam trays, aluminum cookware, and protective packaging in Europe. In 2000, more than 80% of the company's sales came from products that hold the number 1 or number 2 share position in markets served, reflecting the strength of the company's Hefty(R), Hefty(R) Cinch-Sak(R), Hefty One Zip(R), and E-Z Foil(R) brands, the breadth of its product lines, and its ability to offer "one-stop shopping" to customers.

     New Products/Design Services

     The company drives growth by developing proprietary new products and value-added product line extensions. In 2000, the company spent $42 million on research and development activities and introduced more than 50 new products. The Consumer Products and Foodservice/Food Packaging business added color to the Hefty(R) ElegantWare(TM) line of premium foam plates, targeting home-entertainment and catering niches. In the E-Z Foil(R) line, new product items included the Crown Classic Rectangular Roaster and a partner item, the Crown Oval Roaster. The company also introduced 7 product line extensions using Slide-Rite(R) technology. In 1999 and 1998, the company spent $40 million and $25 million, respectively, on research and development efforts.

     Pactiv products captured 4 of the 13 Foodservice and Packaging Institute awards in 2000, for Smart Lock(R) carry-out containers with handles, Tray Mate(TM) foam trays with clear plastic domes, Chicken Barn(TM) carry-out containers, and Black and Gold Classic Carry-Out(R) aluminum containers.

     Protective and Flexible Packaging continued its focus on new products and line extensions, adding the Pactiv Air 3000(TM) System for the void fill market, the Hexaguard(R) product line for corner protection, the Airlyte(R) product for the graphics arts market, and new types of Propyflex(R) medical bags.

     Service Capabilities

     Building on broad product lines and strong relationships with national distributors, Pactiv, in 2000, advanced the implementation of its customer-linked manufacturing system, a state-of-the-art production planning and order fulfillment system using regional distribution centers to reduce supply chain costs, enhance customer service, and improve productivity.

     Productivity/Cost Reduction

     Pactiv's continuing focus on enhancing productivity and reducing manufacturing and logistics costs is key to improving the business' profitability. In 2000, nearly 25% of the company's research and development spending and roughly 30% of its capital spending was devoted to efforts to reduce costs and improve manufacturing and distribution productivity.

     Strategic Acquisitions

     Strategic acquisitions have been, and will continue to be, an important element of the company's growth strategy. Management has a successful track record of acquiring businesses and rapidly integrating them into the company.

MARKETING, DISTRIBUTION, AND CUSTOMERS

     The company has a combined sales and marketing staff of approximately 400 people. Consumer products are sold through a direct sales force and a national network of brokers and manufacturers' representatives. Foodservice and supermarket customers are served primarily through a network of independent distributors, while food packaging and processor customers are served principally through a direct sales force. The Protective and Flexible Packaging business sells to distributors, fabricators, and directly to end-users worldwide.

     No one customer accounted for more than 10% of the company's 2000 sales. In general, the company's backlog of orders is not material.

ANALYSIS OF SALES

     The following table sets forth information relating to sales from continuing operations. Prior to the spin-off, the combined results of the Consumer and Foodservice/Food Packaging business and the Protective and Flexible Packaging business were reported under the specialty packaging segment by Tenneco. During the fourth quarter of 1999, the company modified the composition of its operating segments because of changes in its management-reporting structure triggered by the spin-off. Segment information for the first 3 quarters of 1999 and total-year 1998 have been restated to conform with current segment presentation.

SALES

                                                  2000               1999               1998
                                            ----------------   ----------------   ----------------
                                            Amount   % Total   Amount   % Total   Amount   % Total
(Dollars in millions)                       ------   -------   ------   -------   ------   -------
Consumer and Foodservice/Food Packaging...  $2,283      73%    $2,217      71%    $2,116      72%
Protective and Flexible Packaging.........     851      27%       896      29%       835      28%
Other.....................................      --      --         --      --          6      --
                                            ------     ---     ------     ---     ------     ---
Total.....................................  $3,134     100%    $3,113     100%    $2,957     100%
                                            ------     ---     ------     ---     ------     ---

     See note 19 to the financial statements for additional segment and geographic information.

COMPETITION

     Pactiv conducts business in highly competitive markets and faces significant competition in all of its product lines from numerous global, national, and regional companies of various sizes. Some competitors have available to them more extensive financial and other resources than Pactiv, while others are significantly smaller than the company with lower fixed costs and more operating flexibility. In addition, certain competitors offer a variety of packaging materials and concepts, and serve geographic regions through various distribution channels. In general, the company believes success in obtaining business is driven by price, quality, product features, service, and speed of delivery.

INTERNATIONAL

     Pactiv has facilities and sells products in countries throughout the world. As a result, it is subject to various risks such as fluctuations in foreign-currency exchange rates, limitations on conversion of foreign currencies into U.S. dollars, restrictions on remittance of dividends and other payments by foreign subsidiaries, withholding and other taxes on remittances by foreign subsidiaries, hyperinflation in foreign countries, and restrictions on investments in foreign countries. See note 19 to the financial statements for additional information regarding the company's international operations.

RAW MATERIALS

     The principal raw materials used by the company are plastic resins, including polystyrene, polyethylene, polypropylene, and polyvinyl chloride; aluminum; paperboard; and recycled fiber. Approximately 80% of Pactiv's sales comes from products made from different types of plastics. In general, these raw materials are readily available from a wide variety of suppliers. Raw material prices can be volatile and are a function of, among other things, the availability of production capacity and oil, natural gas, and other material costs. The supply of raw materials was adequate in 2000 and the company's management believes that such supply will remain adequate in 2001.

ENVIRONMENTAL REGULATION

     Pactiv's operations are required to comply with existing and potential federal, state, local, and foreign air emission legislation and other laws and regulations affecting the environment. In addition, various consumer and special interest groups have lobbied, from time to time, for the implementation of a variety of environmental and pollution control measures. Although management believes that current laws and regulations have not had a material adverse effect on the company's results, there can be no assurance that future legislative or regulatory initiatives, if any, will not have a material adverse effect on the company.

OTHER

     As of December 31, 2000, Pactiv employed approximately 13,000 people, 20% of whom were covered by collective bargaining agreements. Three of those agreements, covering a total of 130 employees, are scheduled for renegotiation in 2001. In Europe and the Middle East, approximately 2,350 employees are governed by works councils. Management believes that employee relations are generally satisfactory.

     The company owns a number of U.S. and foreign patents, trademarks, and other intellectual property that are important to the manufacture, marketing, and distribution of certain products. The company also utilizes numerous software licenses that are important to its business. The company believes that its intellectual property rights and licensing rights are adequate for its business.

     The company continues to provide certain services to Tenneco Automotive, Inc., a former affiliate of Tenneco, on a contractual basis. In December 1999, Pactiv sold certain assets of its former administrative service operations to Exult, Inc. (Exult) and entered into an agreement under which Exult provides certain administrative services to the company. Exult also entered into an agreement to provide certain services to Tenneco Automotive that previously had been provided by Pactiv.

     In April 1999, the company contributed the containerboard assets of its paperboard packaging operation to a newly formed joint venture called Packaging Corporation of America (PCA). The assets contributed to the joint venture represented substantially all of the assets of the company's paperboard packaging operation, and included 4 mills, 67 corrugated plants, and an ownership or leasehold interest in approximately 950,000 acres of timberland. For the contribution, Pactiv received approximately $2 billion, comprised of cash and assumed debt, and retained a 45% equity interest in PCA, which was subsequently reduced to 43% upon the issuance of equity to PCA's management.

     Prior to the formation of the joint venture, the company borrowed $1.8 billion and used $1.2 billion of the proceeds to acquire assets used by the containerboard business under operating leases and timber cutting rights and to purchase accounts receivable previously sold by this business to a third party. The remainder of the borrowings ($600 million) was remitted to Tenneco to repay a portion of its short-term debt. As a result of the joint-venture transaction, the company recorded an estimated loss of $293 million, $178 million after tax, or $1.07 per share, in the first quarter of 1999 based on the amount by which the carrying value of the contributed containerboard assets exceeded their fair value, less selling costs.

     In June 1999, the company sold the paperboard packaging operation's folding carton business to Caraustar Industries for $73 million. The company recorded a related gain of $14 million, $9 million after tax, or $0.05 per share, which was included in discontinued operations.

     In the fourth quarter of 1999, the company recorded an additional $53 million loss, $37 million after tax, or $0.21 per share, on the disposition of the paperboard packaging operation to reflect final working capital settlement amounts, revisions to actuarially determined estimates of pension-plan curtailment costs, and changes in estimates regarding retained liabilities.

     In December 1999, the company entered into an agreement to sell its aluminum foil reroll facility in Clayton, New Jersey, and its aluminum packer processor facility in Shelbyville, Kentucky, for $44 million. The company recorded a related gain of $6 million, $4 million after tax, or $0.02 per share, in 2000 and used the proceeds from the transaction, which closed in January 2000, primarily to repay debt.

     In February 2000, the company sold 85% of its interest in PCA and used the net proceeds of $398 million primarily to repay debt. The company recorded a related gain of $224 million, $134 million after tax, or $0.83 per share. As a result, the company's equity interest in PCA was reduced to 6%.

     In December 2000, the company recorded a $45 million charge for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective packaging joint venture. These sales closed in January 2001, and the company received cash proceeds of $72 million.

ITEM 2. PROPERTIES.

HEADQUARTERS LOCATION

     Pactiv leases its executive offices at 1900 West Field Court, Lake Forest, Illinois 60045. Its telephone number at that address is (847) 482-2000.

MANUFACTURING AND ENGINEERING FACILITIES

     In North America, Pactiv operates 57 facilities in 21 states, Canada, and Mexico. Plastic and aluminum foodservice and consumer products and building products are manufactured at 22 plants. The protective packaging business converts paperboard into honeycomb products at 10 plants. Fifteen plants apply extrusion, foaming, and converting technologies to produce flexible or rigid plastic protective packaging from polystyrene, polyethylene, and polypropylene resins. Molded-fiber packaging is produced at 7 locations, and tooling for molded-fiber plants is manufactured at 1 location. Ovenable paperboard products are manufactured at 2 facilities. A research and development center for food packaging and process development is located in Canandaigua, New York, and a pilot plant is located in Farmington, New York. Design centers and process development operations for protective and flexible packaging are located in Buffalo Grove, Illinois; Norcross, Georgia; and Santa Fe Springs, California.

     Pactiv has 22 international manufacturing facilities. Eleven protective packaging plants in Belgium, England, France, Germany, Italy, The Netherlands, Poland, Spain, and Hungary make plastic air-encapsulated bubble and foam sheet products, including mailers. Five flexible packaging plants in Egypt and Germany make flexible packaging films, bags, labels, pouches, printed and converted paper bags, and disposable medical packaging. Omni-Pac, a European subsidiary, produces cushioning and molded-fiber packaging in Elsfleth, Germany, and Great Yarmouth, England. Single-use thermoformed plastic food containers and films are manufactured at 4 facilities in England, Scotland, and Wales. In addition, Pactiv operates or participates in several international joint ventures, including a folding carton operation in Dongguan, China, a recycling venture in Budapest, Hungary, and a corrugated converting operation in Shaoxing, China.

     Management believes that all of its plants and equipment generally are well maintained and in good operating condition.

     The company is of the opinion that it generally has satisfactory title to owned properties, subject to certain liens which do not detract materially from the value or use of the properties.

ITEM 3. LEGAL PROCEEDINGS.

     In May 1999, Tenneco, Pactiv, and a number of containerboard manufacturers were named as defendants in a civil, class-action antitrust lawsuit pending in the U.S. district court for the eastern district of Pennsylvania. The company also was named as a defendant in a related class-action antitrust lawsuit. The lawsuits allege that the defendants conspired to raise linerboard prices for corrugated containers and corrugated sheets from October 1, 1993, through November 30, 1995, in violation of Section 1 of the Sherman Act. The lawsuits seek treble damages of unspecified amounts, plus attorneys' fees. Pactiv's management believes that the allegations have no merit and is vigorously defending the claims. Pactiv is responsible for defending the claims against Tenneco and for any liability resulting therefrom.

     The company is party to other legal proceedings arising from its operations.

     Management believes that the outcome of all of these legal matters, individually and in the aggregate, will not have a material adverse effect on the company's earnings or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below are the executive officers of the company at April 1, 2001, the positions held by such officers, and the date of appointment to such positions. This description is being included in Part I of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

     Richard L. Wambold, 49, Chairman of the Board of Directors, President, and Chief Executive Officer. Mr. Wambold has served as Chairman since March 2000, President since June 1999 and Chief Executive Officer since the spin-off in November 1999. Prior to 1999, Mr. Wambold served as Executive Vice President and General Manager of the company's specialty packaging and consumer products business units.

     Andrew A. Campbell, 55, Senior Vice President and Chief Financial
Officer. Mr. Campbell joined the company in October 1999 as Vice President and Chief Financial Officer, and has served as Senior Vice President and Chief Financial Officer since January 2001. Prior to joining the company, Mr. Campbell served as Acting Chief Financial Officer of Foamex International, Inc. from May to September 1999; as Executive Vice President, Finance and Administration and Chief Financial Officer of Dominick's Supermarkets, Inc. from July to November 1998; as Senior Vice President, Finance and Chief Financial Officer of Safety Kleen Corporation from April 1997 to June 1998; as President and Director of Duplex Products, Inc. from June 1995 to May 1996; and as Vice President, Finance and Chief Financial Officer of Duplex Products, Inc. from November 1994 to May 1995.

     James V. Faulkner, Jr., 57, Vice President and General Counsel. Mr. Faulkner has been Vice President and General Counsel of the company since 1995.

     Peter H. Lazaredes, 50, Senior Vice President and General Manager, Foodservice, Supermarket and Institutional Business. Mr. Lazaredes has served as Senior Vice President and General Manager, Foodservice, Supermarket, and Institutional Packaging since January 2001. Prior to 2001, and since he joined the company in 1996, Mr. Lazaredes held various senior management positions in the company's specialty packaging unit, including responsibility for marketing and sales of rigid and flexible containers for the foodservice and institutional markets. From 1992 to 1996, Mr. Lazaredes served as General Manager of Amoco Foam Products Company's tableware business.

     James D. Morris, 47, Senior Vice President and General Manager, Protective and Flexible Packaging. Mr. Morris has served as Senior Vice President and General Manager, Protective and Flexible Packaging since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Morris held various senior management positions in the company's specialty packaging unit, including responsibility for manufacturing, engineering, and product development as well as sales, marketing, and business planning for the food packaging/processor operations.

     John N. Schwab, 51, Senior Vice President and General Manager, Hefty Consumer Products. Mr. Schwab has served as Senior Vice President and General Manager, Hefty Consumer Products since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Schwab held various senior management positions in the company's specialty packaging unit, including responsibility for protective packaging in North America, quality control, and marketing development.

     Henry M. Wells, III, 56, Vice President and Chief Human Resources
Officer. Mr. Wells has served as Vice President and Chief Human Resources Officer since April 2000. Prior to joining the company, Mr. Wells served as Vice President, Human Resources for Banta Corporation from April 1996 to April 2000; and as Senior Vice President, Human Resources for Jacobs Suchard, Inc. from October 1988 to March 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The outstanding shares of common stock ($0.01 par value) of Pactiv are listed on the New York Stock Exchange (NYSE).

     The stock began "regular way" trading on the NYSE on November 5, 1999 (the business day immediately following the spin-off). Stock-price and dividend information is shown below.

                                                              STOCK PRICE/SHARE
                                                              ------------------    DIVIDENDS
                                                               HIGH        LOW        PAID
                                                              -------    -------    ---------
1999
  Fourth quarter............................................  $14.50     $ 9.31        $--
2000
  First quarter.............................................  $11.50     $ 7.56        $--
  Second quarter............................................   10.06       7.50        $--
  Third quarter.............................................   11.63       7.81        $--
  Fourth quarter............................................   13.31      10.19        $--

     As of February 28, 2001, there were approximately 53,863 holders of record of the company's common stock, including brokers and other nominees.

     Dividend declarations are at the discretion of the company's board of directors. The company does not intend to declare a dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

     (In millions, except per-share data)           2000           1999           1998           1997           1996
      FOR THE YEARS ENDED DECEMBER 31(A)        ------------   ------------   ------------   ------------   ------------
STATEMENT OF INCOME (LOSS)
  Sales
    Consumer and foodservice/food packaging...  $      2,283   $      2,217   $      2,116   $      2,084   $      1,830
    Protective and flexible packaging.........           851            896            835            605            275
    Other.....................................            --             --              6             10             --
                                                ------------   ------------   ------------   ------------   ------------
                                                       3,134          3,113          2,957          2,699          2,105
                                                ------------   ------------   ------------   ------------   ------------
  Income (loss) from continuing operations
    before interest expense, income taxes, and
    minority interest.........................           341            (13)           283            306            234
  Interest expense, net of interest
    capitalized...............................           134            146            133            124            102
  Income tax expense (benefit)................            91            (47)            67             75             67
  Minority interest...........................             3             --              1              1             --
                                                ------------   ------------   ------------   ------------   ------------
  Income (loss) from continuing operations....           113           (112)            82            106             65
  Income (loss) from discontinued operations,
    net of income tax.........................           134           (193)            57             21             71
  Extraordinary loss, net of income tax.......            --             (7)            --             --             (2)
  Cumulative effect of change in accounting
    principles, net of income tax.............            --            (32)            --            (38)            --
                                                ------------   ------------   ------------   ------------   ------------
  Net income (loss)...........................  $        247   $       (344)  $        139   $         89   $        134
                                                ------------   ------------   ------------   ------------   ------------
Average number of shares of common stock
  outstanding
  Basic.......................................       161.722        167.405        168.506        170.265        169.609
  Diluted.....................................       161.779        167.663        168.835        170.802        170.526
Earnings (loss) per share
  Basic and diluted
    Continuing operations.....................  $       0.70   $      (0.67)  $       0.49   $       0.63   $       0.38
    Discontinued operations...................          0.83          (1.15)          0.34           0.12           0.42
    Extraordinary loss........................            --          (0.04)            --             --          (0.01)
    Cumulative effect of change in accounting
      principles..............................            --          (0.19)            --          (0.23)            --
                                                ------------   ------------   ------------   ------------   ------------
                                                $       1.53   $      (2.05)  $       0.83   $       0.52   $       0.79
                                                ------------   ------------   ------------   ------------   ------------
STATEMENT OF FINANCIAL POSITION
  Net assets of discontinued operations.......  $         72   $        195   $        366   $        423   $        459
  Total assets................................         4,341          4,588          4,798          4,618          4,028
  Short-term debt (including current
    maturities of long term debt).............            13            325            595            158            123
  Long-term debt..............................         1,560          1,741          1,312          1,492          1,073
  Debt allocated to discontinued operations...            --             --            548            473            394
  Minority interest...........................            22             20             14             15             --
  Shareholders' equity........................         1,539          1,350          1,776          1,839          1,843
STATEMENT OF CASH FLOWS
  Cash provided (used) by operating
    activities................................  $        290   $        (31)  $        577   $        405   $        263
  Cash provided (used) by investing
    activities................................           302           (994)          (514)          (654)          (669)
  Cash provided (used) by financing
    activities................................          (578)         1,030            (67)           239            399
  Expenditures for property, plant, &
    equipment.................................          (135)          (173)          (194)          (229)          (216)

(a) During the periods presented, the company completed numerous acquisitions, the most significant of which were the acquisitions of Amoco Foam Products for $310 million in August 1996 and the protective and flexible packaging businesses of N.V. Koninklijke KNP BT for $380 million in April 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BASIS OF PRESENTATION

     On November 4, 1999, in connection with a corporate reorganization, Pactiv's former parent company, Tenneco, Inc. (Tenneco), and its subsidiaries completed various intercompany transfers and distributions to restructure and separate their then-existing businesses, assets, liabilities, and operations so that, among other things, the packaging businesses and certain corporate and administrative service operations of Tenneco would be owned by Pactiv. Tenneco subsequently distributed pro rata to holders of its common stock all of the outstanding common stock of Pactiv (the "spin-off"). Prior to the spin-off, Pactiv was named Tenneco Packaging, Inc. (TPI). As used herein, the terms "company" or "Pactiv" refer, for periods prior to the spin-off, to TPI and certain other packaging subsidiaries of Tenneco and, for periods after the spin-off, to Pactiv and its consolidated subsidiaries.

     Prior to the spin-off, all of the outstanding common stock of the company was owned directly or indirectly by Tenneco. The financial statements in this report present the results of operations, financial position, and cash flows of the company as if it were a separate entity for all periods. Tenneco's historical basis in the assets and liabilities of the company has been carried over to Pactiv. All per-share information is presented on a diluted basis, unless otherwise noted.

     The financial statements at December 31, 2000, and for the 12 months then ended are presented on a consolidated basis, while the financial statements at December 31, 1999, and 1998, and for the years then ended are presented on a combined basis, with the exception that the December 31, 1999, statement of financial position is presented on a consolidated basis. Certain amounts in prior years' financial statements have been reclassified to conform with the presentation used in 2000.

     The company has 3 operating segments:

     Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer and foodservice/food packaging markets.

     Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber protective and flexible packaging products. Major markets served by protective packaging products include electronics, automotive, furniture, and e-commerce, while flexible packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications.

     Other, which primarily relates to corporate and administrative service operations and pension-plan income and expense.

STRATEGIC REALIGNMENT

     In January 1999, the company reached an agreement to contribute the containerboard assets of its paperboard packaging operation to a newly formed joint venture called Packaging Corporation of America (PCA). For the contribution, the company received approximately $2 billion, comprised of cash and assumed debt, and a 45% equity interest in PCA, which was subsequently reduced to 43% upon the issuance of equity to PCA's management. The equity interest was valued at approximately $200 million. In June 1999, the company sold its paperboard packaging operation's folding carton business to Caraustar Industries for $73 million. On November 4, 1999, Tenneco completed the spin-off by issuing a dividend of the common stock of Pactiv to Tenneco shareholders. The paperboard packaging segment is classified as a discontinued operation in the financial statements included in this report. See note 7 to the financial statements for further information.

     Before the spin-off, Tenneco realigned substantially all of its existing debt through a combination of tender offers, exchange offers, and other refinancings. The realignment was financed through borrowings by Tenneco Automotive (formerly Tenneco, which changed its name to Tenneco Automotive, Inc., in connection with the spin-off) under a new credit facility, Tenneco Automotive's issuance of subordinated debt, Pactiv's issuance of public debt, and borrowings by Pactiv under new credit facilities.

     At the spin-off date, Pactiv had total funded debt of $2.1 billion, which was comprised of new public-debt securities and credit-facility drawings. Pactiv's debt is rated as investment grade by both Standard & Poor's and Moody's. The debt is described in more detail in note 8 to the financial statements.

     In connection with the spin-off, Pactiv entered into distribution, tax-sharing, human resource, insurance, and transition service agreements with Tenneco Automotive, which included contractual arrangements related to the provision of certain administrative services for specified periods of time.

UNUSUAL ITEMS

     Restructuring and Other

     In the fourth quarter of 1998, a restructuring plan was approved to reduce administrative and operating costs. As a result, Pactiv recorded a pre-tax charge against income from continuing operations of $32 million, $20 million after tax, or $0.12 per share. The restructuring plan involved the elimination of production lines and 104 positions at 2 plants; exiting 4 joint ventures; and the elimination of 184 administrative positions at business units and at corporate headquarters. Related actions generally have been completed and were executed in accordance with the company's initial plan. As a result of this restructuring, a total of 252 positions were eliminated as of December 31, 1999.

     In the first quarter of 1999, a plan was adopted to realign company functions and to close Tenneco's headquarters facility in Greenwich, Connecticut. This plan, for which a $29 million restructuring charge, $17 million after tax, or $0.10 per share, was recorded, included the elimination of 40 positions. In the second quarter of 1999, $30 million was received in connection with the sale of the Greenwich facility. These restructuring actions were completed in 1999 and were executed in accordance with the company's initial plan.

     In the fourth quarter of 1999, the company recorded a $154 million restructuring charge, $91 million after tax, or $0.54 per share, related to the decision to exit non-core businesses and to reduce overhead costs. The restructuring included (1) the sale of the company's forest products and aluminum foil container businesses in Europe ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999; (2) the sale of certain assets of the company's administrative service and corporate aircraft operations ($10 million); (3) impairment of long-lived assets of the company's packaging polyethylene business ($68 million); and (4) severance costs associated with the elimination of 161 positions, primarily in the company's international operations ($8 million). The impairment charge for the packaging polyethylene business' assets was deemed necessary following completion of an evaluation of strategic alternatives for the business, and represented the difference between the carrying value of the assets and the forecasted future cash flows of the business, computed on a discounted basis. These restructuring actions generally were completed in 2000; however, $1 million of the charge was reversed in the fourth quarter of 2000, as one planned product line consolidation was not undertaken and, as a result, 14 positions were not eliminated.

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective packaging joint venture, for which cash proceeds of $72 million were received in January 2001. The remaining $26 million charge reflected the adoption of a restructuring plan to realign operations and exit low-margin businesses in the company's Protective and Flexible Packaging segment. Specifically, this charge was related to (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and market estimates of fair value. The cash cost of executing the fourth-quarter 2000 restructuring plan will amount to approximately $15 million, which will be incurred in 2001, principally for severance and lease termination obligations.

     An estimated $70 million of savings was realized in 1999 and 2000, and an additional $16 million is expected to be realized in 2001 ($10 million) and 2002 ($6 million), primarily reflecting lower cost of sales and selling, general, and administrative costs.

     Spin-off Transaction Costs

     In the fourth quarter of 1999, the company recorded transaction costs related to the spin-off that reduced income before interest expense, income taxes, and minority interest; net income; and earnings per share $136 million, $96 million, and $0.57, respectively. These costs related to special curtailment and termination benefits for former Tenneco employees ($72 million), professional services ($49 million), and separation from Tenneco operations ($15 million). In the fourth quarter of 2000, the company reversed $20 million, $12 million after tax, or $0.08 per share, of the previously recorded transaction costs to reflect lower-than-anticipated expenses.

YEAR 2000 COMPARED WITH 1999

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                               2000      1999     CHANGE
(Dollars in millions)                                         ------    ------    ------
Consumer and Foodservice/Food Packaging.....................  $2,283    $2,217      3.0%
Protective and Flexible Packaging...........................     851       896     (5.0)
                                                              ------    ------
Total.......................................................  $3,134    $3,113      0.7%
                                                              ------    ------

     Sales grew $21 million, or 0.7%, in 2000. Excluding the negative impact of foreign-currency exchange rates, divestitures, and discontinued product lines, sales increased 7.4% in 2000, driven primarily by higher selling prices and volume.

     Sales for the Consumer and Foodservice/Food Packaging business advanced $66 million, or 3.0%, in 2000. Excluding the effects of divestitures and discontinued product lines, sales for this segment were 8.6% higher than 1999, primarily because of higher selling prices and volume gains. Sales of Protective and Flexible Packaging products declined $45 million, or 5.0%, from 1999. Excluding the negative impact of foreign-currency exchange rates and businesses divested in late 1999, sales for this segment were 4.6% higher than 1999, driven principally by selling price and volume increases.

    Operating Income (Loss) -- (Income (Loss) before Interest Expense, Income Taxes, and Minority Interest)

                                                               2000      1999     CHANGE
(Dollars in millions)                                         ------    ------    ------
Consumer and Foodservice/Food Packaging.....................  $  254    $  192     32.3%
Protective and Flexible Packaging...........................       5        (2)      --
Other.......................................................      82      (203)      --
                                                              ------    ------
Total.......................................................  $  341    $  (13)      --%
                                                              ------    ------

     The $341 million operating income in 2000 included $70 million of restructuring and other charges, the effect of reversing $20 million of spin-off transaction costs recorded in 1999, and a $6 million gain on the sale of a business. The $13 million operating loss in 1999 included restructuring and other charges of

$183 million and spin-off-transaction expenses of $136 million. Excluding the effect of these unusual items, operating income (loss) by segment was as follows:

                                                               2000     1999    CHANGE
(Dollars in millions)                                          ----     ----    ------
Consumer and Foodservice/Food Packaging.....................   $279     $258      8.1%
Protective and Flexible Packaging...........................     44       75    (41.3)
Other.......................................................     62      (27)      --
                                                               ----     ----
Total.......................................................   $385     $306     25.8%
                                                               ----     ----

     Operating income before restructuring and other charges, spin-off transaction costs, and a gain on the sale of a business, was $385 million in 2000, an increase of $79 million, or 25.8%, from 1999. The increase was driven principally by higher volume and selling prices, significant reductions in overhead costs, and higher pension income; offset partially by higher resin costs.

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $21 million, or 8.1%, in 2000, driven principally by selling price increases and volume growth for core products; offset, in part, by higher raw material, freight, and warehousing costs.

     Operating income for the Protective and Flexible Packaging segment declined $31 million, or 41.3%, from 1999. This decline was caused primarily by higher resin costs, inefficiencies associated with plant consolidations and start-ups, and the negative impact of foreign-currency exchange rates; offset partially by selling price increases and volume gains.

     Operating income for the Other segment was $62 million in 2000, compared with a loss of $27 million in 1999. The $89 million improvement was driven principally by reductions in corporate overhead costs, higher pension income, and the impact of billing Tenneco Automotive for the full cost of administrative services provided to it by the company.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $134 million in 2000, down $12 million, or 8.2%, from 1999, mainly because of lower borrowings. Prior to the spin-off, corporate debt of Tenneco and associated interest expense were allocated to the company, and related changes in allocated debt and after-tax interest costs were recorded as a component of the company's combined equity.

     Income Taxes

     Pactiv's effective tax rate for 2000 was 44.0%, compared with 29.6% (benefit) for 1999. Excluding the tax impact of the previously discussed restructuring and other charges and spin-off transaction expenses, the effective tax rate for 2000 and 1999 was 42.0% and 43.3%, respectively.

     Income (Loss) from Continuing Operations

     The company recorded net income from continuing operations of $113 million, or $0.70 per share, in 2000, compared with a net loss of $112 million, or $0.67 per share, in 1999. Excluding the impact of restructuring and other charges, spin-off transaction costs, and a gain on the sale of a business, net income from continuing operations was $143 million, or $0.89 per share, in 2000, compared with $93 million, or $0.55 per share, in 1999.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

     The company recorded net income from discontinued operations of $134 million, or $0.83 per share, in 2000, which represented the gain on the February 2000 sale of the majority of the company's equity interest in PCA. The company recorded a net loss from discontinued operations of $193 million, or $1.15 per share, in 1999, which was comprised principally of an after-tax loss of $206 million on the sale of the paperboard packaging operation. In 1999, the company incurred an after-tax extraordinary loss of $7 million, or $0.04 per share, as a result of the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                               2000      1999
DECEMBER 31 (In millions)                                     ------    ------
Short-term debt, including current maturities of long-term
  debt......................................................  $   13    $  325
Long-term debt..............................................   1,560     1,741
                                                              ------    ------
Total debt..................................................   1,573     2,066
Minority interest...........................................      22        20
Shareholders' equity........................................   1,539     1,350
                                                              ------    ------
Total capitalization........................................  $3,134    $3,436
                                                              ------    ------

     Pactiv's ratio of debt to total capitalization was 50.2% and 60.1% at December 31, 2000, and December 31, 1999, respectively. Total borrowings declined $493 million, or 23.9%, in 2000, as proceeds from the sale of PCA stock and free cash flow were used to repay debt.

     Shareholders' equity increased $189 million in 2000, reflecting the recording of income from continuing and discontinued operations of $113 million and $134 million, respectively, and an unrealized gain of $42 million on the remaining 6.2 million shares of PCA stock held by the company, offset partially by the impact of repurchasing $100 million of the company's common stock.

     Cash Flows

                                                              2000      1999
(In millions)                                                 -----    ------
Cash provided (used) by:
  Operating activities......................................  $ 290    $  (31)
  Investing activities......................................    302      (994)
  Financing activities......................................   (578)    1,030

     The $321 million increase in cash provided by operating activities in 2000 was driven principally by higher net income from continuing operations, improvement in working capital management, and a decrease in the amount of cash used by discontinued operations.

     Investing activities generated $302 million in 2000, principally because proceeds from the sale of PCA stock ($394 million) and other product lines ($50 million) more than offset expenditures for property, plant, and equipment ($135 million). Cash flow from investing activities in 1999 was impacted significantly by transactions related to the discontinued paperboard packaging operation.

     Cash used by financing activities was $578 million in 2000, driven primarily by the retirement of debt and the repurchase of company stock. Financing activities provided $1,030 million in cash in 1999. During the second quarter of 1999, the company borrowed $1.8 billion in connection with the formation of the PCA joint venture and used $1.2 billion of the proceeds to purchase assets used by the discontinued containerboard business under operating leases and timber cutting rights and to acquire previously sold accounts receivable of this business. The remaining amounts from these borrowings were distributed to Tenneco.

     Capital Commitments

     Commitments for authorized expenditures totaled approximately $115 million at December 31, 2000. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments, internally generated cash, and borrowings.

     Liquidity

     The company's management believes that cash flow from operations along with borrowing capacity under its existing credit facilities will be sufficient to meet capital requirements.

     At the time of the spin-off, the company exercised its right to make a one-time draw under a $1.5 billion term-loan facility in the amount of $300 million at a floating interest rate based on LIBOR, adjusted for reserve requirements, plus a specified margin. All amounts borrowed under this facility were repaid in the first quarter of 2000 following the sale of the majority of the company's equity interest in PCA.

     In conjunction with the spin-off, the company entered into a 5-year, $750 million revolving-credit agreement and a 364-day, $250 million revolving-credit agreement. Effective September 27, 2000, the 364-day agreement was extended for an additional 364-day period, and the total availability under the agreement was increased to $300 million, of which $265 million has been committed. As of December 31, 2000, the company was in full compliance with financial and other covenants in these agreements.

YEAR 1999 COMPARED WITH 1998

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                               1999     1998    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer and Foodservice/Food Packaging.....................  $2,217   $2,116     4.8%
Protective and Flexible Packaging...........................     896      835     7.3
Other.......................................................      --        6      --
                                                              ------   ------
Total.......................................................  $3,113   $2,957     5.3%
                                                              ------   ------

     Sales grew 5.3% in 1999, reflecting volume growth of 7%. Excluding the negative impact of foreign-currency exchange rates, sales increased 6.1%. Sales growth was lower than volume gains because of a decline in selling prices in the first half of 1999.

     Sales of the Consumer and Foodservice/Food Packaging business advanced 4.8% in 1999, driven principally by volume increases of 7%. In 1999, sales of Protective and Flexible Packaging products increased 7.3%, primarily as a result of volume growth of 10%. Excluding the negative impact of foreign-currency exchange rates, this segment's sales grew 10.1%.

    Operating Income (Loss) -- (Income (Loss) before Interest Expense, Income Taxes, and
    Minority Interest)

                                                              1999     1998   CHANGE
(Dollars in millions)                                         ----     ----   ------
Consumer and Foodservice/Food Packaging.....................  $192     $268   (28.4)%
Protective and Flexible Packaging...........................    (2)      60      --
Other.......................................................  (203)     (45)     --
                                                              ----     ----
Total.......................................................  $(13)    $283      --%
                                                              ----     ----

     The $13 million operating loss in 1999 included restructuring and other charges of $183 million and spin-off transaction expenses of $136 million. Operating income in 1998 was $283 million, which included restructuring charges of $32 million. Excluding the effect of these unusual items, operating income by segment was as follows:

                                                              1999     1998   CHANGE
(Dollars in millions)                                         ----     ----   ------
Consumer and Foodservice/Food Packaging.....................  $258     $277    (6.9)%
Protective and Flexible Packaging...........................    75       69     8.7
Other.......................................................   (27)     (31)   12.9
                                                              ----     ----
Total.......................................................  $306     $315    (2.9)%
                                                              ----     ----

     Excluding the impact of unusual items, operating income was $306 million in 1999, a decline of 2.9% from the prior year, as the favorable impact of 7% volume growth and restructuring savings was more than offset by a decline in the spread between selling prices and material costs and higher corporate data center costs.

     The Consumer and Foodservice/Food Packaging segment's operating income declined 6.9% in 1999, as the favorable impact of 7% volume growth was more than offset by a decline in gross margin because of a rapid escalation in raw material costs.

     Operating income for the Protective and Flexible Packaging segment increased 8.7% in 1999, principally because of a 10% growth in volume and the positive effect of cost reduction initiatives. Excluding the negative impact of foreign-currency exchange rates, operating income improved 13% in 1999.

     The operating loss in the Other segment was reduced to $27 million in 1999, from $31 million in 1998, as a result of reductions in corporate overhead costs and higher pension income, offset partially by an increase in expenses associated with operating the corporate data center.

     Interest Expense, Net of Interest Capitalized

     Prior to the spin-off, corporate debt of Tenneco and related interest expense was allocated to Pactiv, and changes in allocated debt and after-tax allocated interest costs were recorded as a component of Pactiv's combined equity.

     Interest expense from continuing operations increased to $146 million in 1999 from $133 million in 1998, primarily as a result of higher allocated corporate debt and interest costs related to the realignment of debt in connection with the spin-off.

     Income Taxes

     Pactiv's effective tax rate for 1999 was 29.6% (benefit), compared with 44.7% for 1998. Excluding the effect of restructuring and other charges and spin-off transaction expenses, the effective tax rate for 1999 was 43.3%, compared with 43.4% for 1998.

     Income (Loss) from Continuing Operations

     The company recorded a net loss from continuing operations of $112 million, or $0.67 per share, in 1999, compared with net income of $82 million, or $0.49 per share, the previous year. Excluding restructuring and other charges and spin-off transaction costs, net income was $93 million, or $0.55 per share, in 1999, while 1998's net income was $102 million, or $0.61 per share.

DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

     The company incurred a net loss from discontinued operations of $193 million, or $1.15 per share, in 1999, which was comprised principally of an after-tax loss of $206 million on the sale of the paperboard packaging operation. Discontinued operations generated after-tax income of $57 million in 1998, primarily reflecting the effect of favorable containerboard pricing on results of the paperboard packaging business.

     In 1999, the company incurred an after-tax extraordinary loss of $7 million, or $0.04 per share, as a result of the early retirement of debt in connection with the contribution of containerboard assets to the PCA joint venture.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                               1999     1998
                 DECEMBER 31 (In millions)                    ------   ------
Short-term debt, including current maturities of long-term
  debt......................................................  $  325   $  595
Long-term debt..............................................   1,741    1,312
Debt allocated to discontinued operations...................      --      548
                                                              ------   ------
Total debt..................................................   2,066    2,455
Minority interest...........................................      20       14
Shareholders' equity........................................   1,350    1,776
                                                              ------   ------
Total capitalization........................................  $3,436   $4,245
                                                              ------   ------

     Pactiv's ratio of debt to total capitalization was 60.1% and 57.8% at December 31, 1999, and December 31, 1998, respectively. Total debt declined $389 million in 1999, reflecting the company's contribution of its containerboard assets to the PCA joint venture. Shareholders' equity declined $426 million in 1999 as a result of distributions made to Tenneco and the net loss recorded for the year.

     Cash Flows

                                                               1999     1998
                       (In millions)                          ------   ------
Cash provided (used) by:
  Operating activities......................................  $  (31)  $  577
  Investing activities......................................    (994)    (514)
  Financing activities......................................   1,030      (67)

     Cash used by operating activities was $31 million in 1999, while $577 million was generated from operations in 1998. The $608 million decrease in 1999 was comprised of $341 million from continuing operations and $267 million from discontinued operations. The decrease in cash from continuing operations was driven primarily by restructuring and spin-off transaction payments and higher working capital. The decline in cash from discontinued operations was attributable principally to the repurchase of accounts receivable of the containerboard business previously sold to a third party in connection with the formation of the PCA joint venture and lower selling prices in the containerboard business.

     Investing activities used $994 million of cash in 1999, an increase of $480 million from 1998's level. This increase was driven by the purchase of assets used by the containerboard business in contemplation of their contribution to the PCA joint venture, offset partially by lower spending on acquisitions and capital projects, and proceeds received from the sale of other businesses.

     Pactiv borrowed $1.8 billion in the second quarter of 1999 in connection with the formation of the PCA joint venture and used $1.2 billion of the proceeds to acquire assets used by the containerboard business under operating leases and timber cutting rights and to purchase previously sold accounts receivable of this business. The remaining proceeds ($600 million) from these borrowings, together with $306 million in cash received from the sale of the containerboard and folding carton businesses, were used to retire Tenneco's short-term debt. Excluding these transactions, cash provided by financing activities was $724 million in 1999. Responsibility for the $1.8 billion borrowings was transferred to PCA in connection with the formation of the joint venture. This reduction of debt is shown in the statement of cash flows as a non-cash financing activity.

CHANGES IN ACCOUNTING PRINCIPLES

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that start-up costs be expensed as incurred. This standard also requires that previously capitalized start-up costs be expensed as a cumulative effect of change in accounting principle upon adoption. The company adopted SOP 98-5

January 1, 1999, and recorded a related after-tax charge of $32 million (net of a $9 million tax benefit), or $0.19 per share, to expense previously capitalized start-up costs of its foreign and administrative service operations. If SOP 98-5 had been applied retroactively, net income for the year ended December 31, 1998, would have been reduced $14 million (net of an $8 million tax benefit), or $0.08 per share.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards that require derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value and that changes in derivative instruments' fair value be recognized currently in earnings unless specific hedge-accounting criteria are met. In adopting SFAS No. 133 on January 1, 2001, the company was not required to record a transition adjustment. The adoption of SFAS No. 133 did not have a material effect on the earnings or financial position of the company.

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income-statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Upon adopting EITF No. 00-14, which is required effective with the second quarter of 2001, the company will be required to reclassify as deductions from sales certain of these expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for 2000, 1999, and 1998, sales and selling, general, and administrative costs would have been reduced by approximately $32 million, $26 million, and $29 million, respectively.

     In July 2000, the EITF reached a consensus on Issue 1 of No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires that any amounts billed to customers for shipping and handling be classified as sales. In September 2000, the EITF reached a consensus on Issue 2 of No. 00-10, which precludes the recording of shipping and handling costs as deductions from sales. With the company's fourth-quarter 2000 adoption of EITF No. 00-10, freight costs previously recorded as deductions from sales were reclassified as cost of sales for all periods presented herein.

     In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. This consensus requires that certain rebate offers and free products that are delivered subsequent to a single exchange transaction be recognized when incurred and reported as a reduction of sales. The company currently is evaluating the potential impact of this pronouncement on its consolidated financial statements.

EURO CONVERSION

     The formation of the European Monetary Union resulted in the adoption of a common currency, the euro, by 11 European nations. The euro is being adopted over a 3-year transition period which commenced January 1, 1999. Pactiv believes that it is on course to becoming fully "euro ready" on or before the conclusion of the 3-year period. The company believes that the costs associated with transitioning to the euro will not be material.

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

     Foreign-Currency Exchange

     The company uses foreign-currency forward contracts to hedge its exposure to adverse changes in exchange rates, primarily related to the euro, British pound, and Canadian dollar. Hedging is accomplished through the use of financial instruments, with related gains or losses offsetting gains or losses on underlying assets or liabilities.

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at December 31, 2000, all of which will mature in 2001.

      (In millions, except settlement rates)
                                                       NOTIONAL AMOUNT     WEIGHTED-AVERAGE   NOTIONAL AMOUNT
                                                     IN FOREIGN CURRENCY   SETTLEMENT RATE    IN U.S. DOLLARS
                                                     -------------------   ----------------   ---------------
Euros             --   Purchase...................             3                 0.942             $   2
                  --   Sell.......................          (177)                0.942              (167)
Canadian dollars  --   Purchase...................            --                 0.667                --
                  --   Sell.......................           (18)                0.667               (12)
British pounds    --   Purchase...................            14                 1.493                21
                  --   Sell.......................           (14)                1.493               (21)
U.S. dollars      --   Purchase...................           185                 1.000               185
                  --   Sell.......................           (14)                1.000               (14)

     Interest Rates

     Following the realignment of debt in connection with the spin-off, the company is exposed to interest-rate risk on certain of its debt instruments. Pactiv utilizes revolving-credit facilities that bear interest at a floating rate based on LIBOR. Amounts outstanding under these facilities aggregated $381 million at December 31, 2000. In addition, the company has issued public-debt securities with fixed interest rates and original maturity dates ranging from 6 to 28 years, for which amounts outstanding totaled $1,189 million at December 31, 2000. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                          ESTIMATED MATURITY DATES
                                           ------------------------------------------------------
                                           2001   2002   2003   2004   2005   THEREAFTER   TOTAL
(In millions)                              ----   ----   ----   ----   ----   ----------   ------
FACILITIES WITH FLOATING INTEREST RATES
  BASED ON LIBOR
5-year revolving-credit facility........    $--    $--    $--   $381   $ --      $ --      $  381
DEBT SECURITIES WITH FIXED INTEREST
  RATES
Long-term debt securities...............     1      3      3       2    300       880       1,189

     In conjunction with the debt realignment, the company entered into an interest-rate swap to hedge its exposure to interest-rate movements. The company settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt. The company has no other interest-rate swaps.

     Commodities

     The company purchases commodities such as resin, paper, and aluminum at market prices and does not currently use financial instruments to hedge commodity prices.

     In December 2000, the company entered into forward contracts with third parties to fix a portion of the cost of natural gas used internally. In December 1999, the company entered into a 5-year agreement with one of its vendors to purchase certain materials at prices within a specified range. This agreement does not include minimum purchase commitments.

     The statements and other information (including the tables) in the derivative financial instruments section of this report constitute forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX OF THE FINANCIAL STATEMENTS OF PACTIV CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of independent public accountants....................   21
Statement of income (loss) for each of the three years in
  the period ended December 31, 2000........................   22
Statement of financial position at December 31, 2000 and
  1999......................................................   23
Statement of cash flows for each of the three years in the
  period ended December 31, 2000............................   24
Statement of changes in shareholders' equity for each of the
  three years in the period ended December 31, 2000.........   25
Statement of comprehensive income (loss) for each of the
  three years in the period ended December 31, 2000.........   26
Notes to financial statements...............................   27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pactiv Corporation:

     We have audited the accompanying statements of financial position of Pactiv Corporation (a Delaware corporation) and consolidated and combined subsidiaries as of December 31, 2000, and 1999, and the related statements of income (loss), retained earnings, cash flows, changes in shareholders' equity, and comprehensive income (loss) for each of the three years ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pactiv Corporation and consolidated and combined subsidiaries as of December 31, 2000, and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As explained in note 3 to the financial statements referred to above, effective January 1, 1999, the company changed its method of accounting for the costs of start-up activities.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 2001

STATEMENT OF INCOME (LOSS)

                                                          2000            1999           1998
FOR THE YEARS ENDED DECEMBER 31                      --------------   ------------   ------------
(IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA)       (CONSOLIDATED)    (COMBINED)     (COMBINED)
SALES
  Consumer and Foodservice/Food Packaging..........   $      2,283    $      2,217   $      2,116
  Protective and Flexible Packaging................            851             896            835
  Other............................................             --              --              6
                                                      ------------    ------------   ------------
                                                             3,134           3,113          2,957
                                                      ------------    ------------   ------------
COSTS AND EXPENSES
Cost of sales, excluding depreciation and
  amortization.....................................          2,235           2,162          2,032
Selling, general, and administrative...............            329             453            432
Depreciation and amortization......................            185             184            175
Other (income) expense, net........................             (6)              8              3
Restructuring and other............................             70             183             32
Spin-off transaction...............................            (20)            136             --
                                                      ------------    ------------   ------------
                                                             2,793           3,126          2,674
                                                      ------------    ------------   ------------
INCOME (LOSS) BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST.....................            341             (13)           283
Interest expense, net of interest capitalized......            134             146            133
Income tax expense (benefit).......................             91             (47)            67
Minority interest..................................              3              --              1
                                                      ------------    ------------   ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........            113            (112)            82
Income (loss) from discontinued operations, net of
  income tax.......................................            134            (193)            57
                                                      ------------    ------------   ------------
Income (loss) before extraordinary loss............            247            (305)           139
Extraordinary loss, net of income tax..............             --              (7)            --
                                                      ------------    ------------   ------------
Income (loss) before cumulative effect of change in
  accounting principles............................            247            (312)           139
Cumulative effect of change in accounting
  principles, net of income tax....................             --             (32)            --
                                                      ------------    ------------   ------------
NET INCOME (LOSS)..................................   $        247    $       (344)  $        139
                                                      ------------    ------------   ------------
EARNINGS (LOSS) PER SHARE
Average number of shares of common stock
  outstanding
  Basic............................................    161,722,021     167,405,315    168,505,573
  Diluted..........................................    161,778,740     167,663,438    168,834,531
Basic and diluted earnings (loss) per share of
  common stock
  Continuing operations............................   $       0.70    $      (0.67)  $       0.49
  Discontinued operations..........................           0.83           (1.15)          0.34
  Extraordinary loss...............................             --           (0.04)            --
  Cumulative effect of change in accounting
     principles....................................             --           (0.19)            --
                                                      ------------    ------------   ------------
                                                      $       1.53    $      (2.05)  $       0.83
                                                      ------------    ------------   ------------

The accompanying notes to financial statements are an integral part of this statement.

STATEMENT OF FINANCIAL POSITION

                                                                     2000              1999
                                                                --------------    --------------
AT DECEMBER 31 (In millions, except share data)                 (CONSOLIDATED)    (CONSOLIDATED)
ASSETS
Current assets
  Cash and temporary cash investments.......................        $   26            $   12
  Accounts and notes receivable
    Trade, less allowances of $17 million and $11 million in
     the respective periods.................................           275               279
    Income taxes............................................            38                30
    Other...................................................            82                42
  Inventories...............................................           401               429
  Deferred income taxes.....................................            48                50
  Prepayments and other.....................................            30                24
                                                                    ------            ------
  Total current assets......................................           900               866
                                                                    ------            ------
Property, plant, and equipment, net.........................         1,231             1,396
                                                                    ------            ------
Other assets
  Goodwill and intangibles, net.............................           940               981
  Deferred income taxes.....................................            23                40
  Pension assets............................................         1,063               941
  Other.....................................................           112               169
                                                                    ------            ------
  Total other assets........................................         2,138             2,131
                                                                    ------            ------
Net assets of discontinued operations.......................            72               195
                                                                    ------            ------
TOTAL ASSETS................................................        $4,341            $4,588
                                                                    ------            ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
    debt....................................................        $   13            $  325
  Accounts payable..........................................           233               265
  Taxes accrued.............................................            12                30
  Interest accrued..........................................            14                17
  Accrued liabilities.......................................           147               151
  Other.....................................................            93                95
                                                                    ------            ------
  Total current liabilities.................................           512               883
                                                                    ------            ------
Long-term debt..............................................         1,560             1,741
                                                                    ------            ------
Deferred income taxes.......................................           474               321
                                                                    ------            ------
Pension and post-retirement benefits........................           185               177
                                                                    ------            ------
Deferred credits and other liabilities......................            49                96
                                                                    ------            ------
Minority interest...........................................            22                20
                                                                    ------            ------
Shareholders' equity
  Common stock (158,176,937 and 168,372,798 shares issued
    and outstanding after deducting 11,761,094 and 0 shares
    held in treasury, in the respective periods)............             2                 2
  Premium on common stock and other capital surplus.........         1,383             1,468
  Accumulated other comprehensive income (loss).............             3               (24)
  Retained earnings (deficit)...............................           151               (96)
                                                                    ------            ------
  Total shareholders' equity................................         1,539             1,350
                                                                    ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................        $4,341            $4,588
                                                                    ------            ------

The accompanying notes to financial statements are an integral part of this statement.

STATEMENT OF CASH FLOWS

                                                                   2000           1999         1998
                                                              --------------   ----------   ----------
       FOR THE YEARS ENDED DECEMBER 31 (In millions)          (CONSOLIDATED)   (COMBINED)   (COMBINED)
OPERATING ACTIVITIES
Income (loss) from continuing operations....................      $ 113         $  (112)      $  82
Adjustments to reconcile income (loss) from continuing
  operations to cash provided (used) by continuing
  operations
  Depreciation and amortization.............................        185             184         175
  Deferred income taxes.....................................         72              --          77
  Restructuring and other...................................         70             183          32
  Pension income............................................       (108)            (86)        (65)
  Allocated interest, net of tax............................         --              72          85
  Changes in components of working capital
    Decrease in receivables.................................         20              17          28
    Decrease (increase) in inventories......................          4             (30)          8
    Increase in prepayments and other current assets........         (7)             (3)         (1)
    Decrease in accounts payable............................        (24)            (13)        (13)
    Decrease in taxes accrued...............................        (24)           (110)        (23)
    Increase (decrease) in interest accrued.................         (3)             16          --
    Increase (decrease) in other current liabilities........          4             (30)         23
  Other.....................................................        (12)            (57)        (36)
                                                                  -----         -------       -----
Cash provided by continuing operations......................        290              31         372
Cash provided (used) by discontinued operations.............         --             (62)        205
                                                                  -----         -------       -----
Cash provided (used) by operating activities................        290             (31)        577
                                                                  -----         -------       -----
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....        394             254          --
Net proceeds from sale of businesses and assets.............         50              81          22
Expenditures for property, plant, and equipment.............       (135)           (173)       (194)
Acquisitions of businesses and assets.......................         (5)            (24)       (101)
Expenditures for property, plant, and equipment and business
  acquisitions of discontinued operations...................         --          (1,129)       (203)
Investments and other.......................................         (2)             (3)        (38)
                                                                  -----         -------       -----
Cash provided (used) by investing activities................        302            (994)       (514)
                                                                  -----         -------       -----
FINANCING ACTIVITIES
Issuance of common stock....................................         15              --          --
Purchase of common stock....................................       (100)             --          --
Issuance of long-term debt..................................         36           2,261           3
Retirement of long-term debt................................       (221)            (30)        (18)
Net increase (decrease) in short-term debt, excluding
  current maturities of long-term debt......................       (308)            293           4
Cash contributions from (distributions to) former parent
  (Tenneco, Inc.)...........................................         --          (1,494)        (56)
                                                                  -----         -------       -----
Cash provided (used) by financing activities................       (578)          1,030         (67)
                                                                  -----         -------       -----
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS...............................................         14               5          (4)
Cash and temporary cash investments, January 1..............         12               7          11
                                                                  -----         -------       -----
CASH AND TEMPORARY CASH INVESTMENTS, DECEMBER 31............      $  26         $    12       $   7
                                                                  -----         -------       -----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during year for interest..........................      $ 139         $    21       $   6
Cash paid during year for income taxes, net.................         39              53          21
NON-CASH INVESTING AND FINANCING ACTIVITIES
Equity interest received in connection with sale of
  containerboard business...................................         --             194          --
Principal amount of long-term debt assumed by buyers of
  containerboard business...................................         --           1,760          --
Principal amount of long-term debt issued at spin-off.......         --           1,174          --

The accompanying notes to financial statements are an integral part of this statement.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                 2000             1999           1998
                                                            --------------   --------------   ----------
      FOR THE YEARS ENDED DECEMBER 31 (In millions)         (CONSOLIDATED)   (CONSOLIDATED)   (COMBINED)
CONSOLIDATED SHAREHOLDERS' EQUITY
COMMON STOCK
Balance, beginning of year................................      $    2          $    --
Issuance of stock.........................................          --                2
                                                                ------          -------
Balance, December 31......................................           2                2
                                                                ------          -------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance, beginning of year................................       1,468               --
Treasury stock repurchased................................        (100)              --
Premium on common stock issued............................          15            1,468
                                                                ------          -------
Balance, December 31......................................       1,383            1,468
                                                                ------          -------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year................................         (24)              --
Reclassification of accumulated other comprehensive loss
  pursuant to spin-off....................................          --              (22)
Change in net unrealized gains and losses.................          42               --
Other comprehensive loss..................................         (15)              (2)
                                                                ------          -------
Balance, December 31......................................           3              (24)
                                                                ------          -------
RETAINED EARNINGS (DEFICIT)
Balance, beginning of year................................         (96)              --
Net income (loss).........................................         247              (96)
                                                                ------          -------
Balance, December 31......................................         151              (96)
                                                                ------          -------
TOTAL CONSOLIDATED SHAREHOLDERS' EQUITY, DECEMBER 31......      $1,539          $ 1,350
                                                                ------          -------
COMBINED SHAREHOLDERS' EQUITY
Balance, January 1........................................                      $ 1,776         $1,839
Net income (loss).........................................                         (248)           139
Other comprehensive income (loss).........................                          (23)            22
Allocated interest, net of tax............................                           86            111
Change in allocated debt from former parent (Tenneco,
  Inc.)...................................................                           15           (333)
Cash contributions from (distributions to) former
  parent..................................................                       (1,494)           (56)
Non-cash contributions from former parent.................                        1,336             54
Reclassification of accumulated other comprehensive
  loss....................................................                           22             --
Issuance of common stock in connection with spin-off......                       (1,470)            --
                                                                ------          -------         ------
TOTAL COMBINED SHAREHOLDERS' EQUITY, DECEMBER 31..........      $   --          $    --         $1,776
                                                                ------          -------         ------

The accompanying notes to financial statements are an integral part of this statement.

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                           2000                            1999                    1998
                                                      (CONSOLIDATED)                    (COMBINED)              (COMBINED)
FOR THE YEARS ENDED DECEMBER 31 (In millions)  -----------------------------   -----------------------------   -------------
                                                ACCUMULATED                     ACCUMULATED                     ACCUMULATED
                                                   OTHER                           OTHER                           OTHER
                                               COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                  INCOME          INCOME          INCOME          INCOME          INCOME
                                               -------------   -------------   -------------   -------------   -------------
NET INCOME (LOSS)...                                               $247                            $(344)
                                                                   ----                            -----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance, January 1...                            $(23)                           $  3                            $(21)
  Translation of foreign-currency
    statements...                                   (15)            (15)            (26)             (26)            24
                                                   ----                            ----                            ----
  Balance, December 31...                           (38)                            (23)                              3
                                                   ----                            ----                            ----
  ADDITIONAL MINIMUM PENSION LIABILITY
    ADJUSTMENT
  Balance, January 1...                              (1)                             (2)                             --
  Additional minimum pension liability
    adjustment...                                    --              --               3                3             (4)
  Income tax benefit (expense)...                    --              --              (2)              (2)             2
                                                   ----                            ----                            ----
  Balance, December 31...                            (1)                             (1)                             (2)
                                                   ----                            ----                            ----
  UNREALIZED CAPITAL GAINS (LOSSES)
  Balance, January 1...                              --                              --                              --
  Change in unrealized gains (losses), net of
    tax...                                           42              42              --               --             --
                                                   ----                            ----                            ----
  Balance, December 31...                            42                              --                              --
                                                   ----                            ----                            ----
BALANCE, DECEMBER 31...                            $  3                            $(24)                           $  1
                                                   ----            ----            ----            -----           ----
OTHER COMPREHENSIVE INCOME (LOSS)...                                 27                              (25)
                                                                   ----                            -----
COMPREHENSIVE INCOME (LOSS)...                                     $274                            $(369)
                                                                   ----                            -----

                                                   1998
                                                (COMBINED)
FOR THE YEARS ENDED DECEMBER 31 (In millions)  -------------

                                               COMPREHENSIVE
                                                  INCOME
                                               -------------
NET INCOME (LOSS)...                               $139
                                                   ----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance, January 1...
  Translation of foreign-currency
    statements...                                    24
  Balance, December 31...
  ADDITIONAL MINIMUM PENSION LIABILITY
    ADJUSTMENT
  Balance, January 1...
  Additional minimum pension liability
    adjustment...                                    (4)
  Income tax benefit (expense)...                     2
  Balance, December 31...
  UNREALIZED CAPITAL GAINS (LOSSES)
  Balance, January 1...
  Change in unrealized gains (losses), net of
    tax...                                           --
  Balance, December 31...
BALANCE, DECEMBER 31...
                                                   ----
OTHER COMPREHENSIVE INCOME (LOSS)...                 22
                                                   ----
COMPREHENSIVE INCOME (LOSS)...                     $161
                                                   ----

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     On November 4, 1999, in connection with a corporate reorganization, Pactiv's former parent company, Tenneco, Inc. (Tenneco), and its subsidiaries completed various intercompany transfers and distributions to restructure and separate their then-existing businesses, assets, liabilities, and operations so that, among other things, the packaging businesses and certain corporate and administrative service operations of Tenneco would be owned by Pactiv. Tenneco subsequently distributed pro rata to holders of its common stock all of the outstanding common stock of Pactiv (the "spin-off"). Prior to the spin-off, Pactiv was named Tenneco Packaging, Inc. (TPI). As used herein, the terms "company" or "Pactiv" refer, for periods prior to the spin-off, to TPI and certain other packaging subsidiaries of Tenneco and, for periods after the spin-off, to Pactiv and its consolidated subsidiaries.

     Prior to the spin-off, all of the outstanding common stock of the company was owned directly or indirectly by Tenneco. The financial statements in this report present the results of operations, financial position, and cash flows of the company as if it were a separate entity for all periods. Tenneco's historical basis in the assets and liabilities of the company has been carried over to Pactiv. All per-share information is presented on a diluted basis, unless otherwise noted.

     The financial statements at December 31, 2000, and for the 12 months then ended are presented on a consolidated basis, while the financial statements at December 31, 1999 and 1998, and for the years then ended are presented on a combined basis, with the exception that the December 31, 1999, statement of financial position is presented on a consolidated basis. Certain amounts in prior years' financial statements have been reclassified to conform with the presentation used in 2000.

     The company has 3 operating segments:

     Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer and foodservice/food packaging markets.

     Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber protective and flexible packaging products. Major markets served by protective packaging products include electronics, automotive, furniture, and e-commerce, while flexible packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications.

     Other, which primarily relates to corporate and administrative service operations and pension-plan income and expense.

NOTE 2. STRATEGIC REALIGNMENT

     In January 1999, the company reached an agreement to contribute the containerboard assets of its paperboard packaging operation to a newly formed joint venture called Packaging Corporation of America (PCA). For the contribution, the company received approximately $2 billion, comprised of cash and assumed debt, and a 45% equity interest in PCA, which was subsequently reduced to 43% upon the issuance of equity to PCA's management. The equity interest was valued at approximately $200 million. In June 1999, the company sold its paperboard packaging operation's folding carton business to Caraustar Industries for $73 million. On November 4, 1999, Tenneco completed the spin-off by issuing a dividend of the common stock of Pactiv to Tenneco shareholders. The paperboard packaging segment is classified as a discontinued operation in the financial statements included in this report. See note 7 to the financial statements for further information.

     Before the spin-off, Tenneco realigned substantially all of its existing debt through a combination of tender offers, exchange offers, and other refinancings. The realignment was financed through borrowings by Tenneco Automotive (formerly Tenneco, which changed its name to Tenneco Automotive, Inc. in connection with the spin-off) under a new credit facility, Tenneco Automotive's issuance of subordinated debt, Pactiv's issuance of public debt, and borrowings by Pactiv under new credit facilities.

     At the spin-off date, Pactiv had total funded debt of $2.1 billion, which was comprised of new public-debt securities and credit-facility drawings. Pactiv's debt is rated as investment grade by both Standard & Poor's and Moody's. The debt is described in more detail in note 8 to the financial statements.

     In connection with the spin-off, Pactiv entered into distribution, tax-sharing, human resource, insurance, and transition service agreements with Tenneco Automotive, which included contractual arrangements related to the provision of certain administrative services for specified periods of time.

NOTE 3. SUMMARY OF ACCOUNTING POLICIES

     Consolidation

     The financial statements of the company include all majority-owned subsidiaries. Investments in 20%-to 50%-owned companies in which Pactiv has the ability to exert significant influence over operating and financial policies are carried at cost plus share of equity in undistributed earnings since date of acquisition. All significant intercompany transactions are eliminated.

     Cash and Temporary Cash Investments

     The company defines cash and temporary cash investments as checking accounts, money-market accounts, certificates of deposit, and U.S. Treasury notes having an original maturity of 90 days or less.

     Accounts and Notes Receivable

     The company sells trade receivables ($120 million and $122 million at December 31, 2000, and 1999, respectively) to a third party in the ordinary course of business. Such sales are reflected as a reduction of accounts and notes receivable in the statement of financial position, and related proceeds are included in cash provided (used) by operating activities in the statement of cash flows. Discounts and fees related to these sales totaled $7 million, $8 million, and $7 million in 2000, 1999, 1998, respectively, and were included in other income (expense) in the statement of income (loss). The company has no retained interest in any of the sold receivables.

     Inventories

     Inventories are stated at the lower of cost or market. A portion of inventories (56% and 52% at December 31, 2000 and 1999, respectively) is valued using the last-in, first-out method of accounting. All other inventories are valued using the first-in, first-out (FIFO) or average-cost methods. If FIFO or average-cost methods had been used to value all inventories, the total inventory balance would have been $9 million higher at December 31, 2000, and $9 million lower at December 31, 1999.

     Property, Plant, and Equipment, Net

     Depreciation is recorded on a straight-line basis over the estimated useful lives of assets. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment.

     The company expenses start-up costs as incurred. Prior to January 1, 1999, certain start-up expenditures were capitalized and amortized over periods ranging from 3 to 5 years.

     The company capitalizes certain costs related to the purchase and development of software used in its business. Such costs are amortized over the estimated useful lives of the assets, ranging from 3 to 12 years. Capitalized software development costs, net of amortization, were $54 million and $77 million at December 31, 2000, and 1999, respectively.

     The company periodically re-evaluates carrying values and estimated useful lives of long-lived assets to determine if adjustments are warranted. The company uses estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives.

     Goodwill and Intangibles, Net

     Goodwill is amortized on a straight-line basis over 40 years. Capitalized intangible assets, primarily trademarks and patents, are being amortized on a straight-line basis over periods ranging from 5 to 40 years.

     Other Long-Term Assets

     Grantor trusts were established at the time of the spin-off to pay certain compensation and supplemental retirement benefits to Pactiv employees and former employees of Tenneco. Unpaid benefits were $28 million and $57 million at December 31, 2000, and December 31, 1999, respectively. Offsetting liabilities are included in deferred credits and other liabilities in the statement of financial position.

     The company sold its interest in a polyolefin-foam joint venture, which is described in detail in note 4.

     Environmental Liabilities

     Expenditures for compliance with environmental regulations that relate to ongoing operations are expensed or capitalized as appropriate. Expenditures for conditions that relate to operations that no longer contribute to the generation of sales are expensed as incurred. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and that costs can be reasonably estimated. Estimated liabilities are based on currently available facts, existing technology, and requirements of current laws and regulations, taking into consideration the likely effects of inflation and other factors. All available evidence is considered, including prior remediation experience with contaminated sites, other companies' clean-up experience, and data released by the U. S. Environmental Protection Agency or other organizations. Estimated liabilities are subject to revision in subsequent periods based on actual cost data or new information. Liabilities reflected in the statement of financial position are not discounted.

     Sales Recognition

     The company recognizes sales as products are shipped to customers.

     Freight Charges

     The company records amounts billed to customers for shipping and handling as sales and records shipping and handling expenses as cost of sales.

     General and Administrative Expenses

     Included in selling, general, and administrative (SG&A) costs in the statement of income (loss) for 1999 and 1998 were expenses totaling $43 million and $60 million, respectively, for the company's share of Tenneco's corporate, general, and administrative costs of providing legal, financial, communications, and other services. Also included in the SG&A category for both 1999 and 1998 were costs aggregating $53 million for corporate administrative services, which were not allocated by Tenneco to its business units.

     Prior to the spin-off, the allocation of Tenneco's corporate general and administrative expenses was based on estimated levels of effort devoted to Tenneco's various operations and the relative size of those operations based on revenues, gross property value, and payroll, which Pactiv's management believes was reasonable.

     Research and Development

     Research and development costs, which are expensed as incurred, totaled $42 million, $40 million, and $25 million in 2000, 1999, and 1998, respectively.

     Advertising

     In general, advertising costs are expensed in the year in which the related advertising first takes place.

     Income Taxes

     The company utilizes the liability method of accounting for income taxes, in which deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary timing differences between the tax and financial statement basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if management determines that it is more likely than not that a portion of deferred tax assets will not be realized in a future period. Estimates used to recognize deferred tax assets are subject to revision in subsequent periods based on new facts or circumstances.

     The company does not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries in that it is management's present intention to reinvest those earnings in its foreign operations. Unremitted earnings of foreign subsidiaries totaled $94 million at December 31, 2000. It is not practicable to determine the amount of U.S. federal income taxes that would be payable if those earnings were remitted.

     Pactiv and Tenneco Automotive have entered into an agreement to file a consolidated U.S. federal income tax return for all periods prior to the spin-off. This agreement provides, among other things, that each company in a taxable-income position will be charged an amount equivalent to what its U.S. federal income tax would be if computed on a separate-return basis, and that each company in a tax-loss position will be reimbursed currently. Income tax amounts included in Pactiv's financial statements under the provisions of this arrangement are not materially different from what they would have been if determined on a separate-return basis.

     In general, liability for foreign income taxes is allocated to the legal entity on which such taxes are imposed.

     Changes in Accounting Principles

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities, which requires that start-up costs be expensed as incurred. This standard also requires that previously capitalized start-up costs be expensed as a cumulative effect of change in accounting principle upon adoption. The company adopted SOP 98-5 on January 1, 1999, and recorded a related after-tax charge of $32 million (net of a $9 million tax benefit), or $0.19 per share, to expense previously capitalized start-up costs of its foreign and administrative service operations. If SOP 98-5 had been applied retroactively, net income for the year ended December 31, 1998, would have been lower by $14 million (net of an $8 million tax benefit), or $0.08 per share.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards that require derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value and that changes in the derivative instruments' fair value be recognized currently in earnings unless specific hedge-accounting criteria are met. In adopting

SFAS No. 133 on January 1, 2001, the company was not required to record a transition adjustment. The adoption of SFAS No. 133 did not have a material effect on the earnings or financial position of the company.

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income-statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Upon adopting EITF No. 00-14, which is required effective with the second quarter of 2001, the company will be required to reclassify as deductions from sales certain of these expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for 2000, 1999, and 1998, sales and selling, general, and administrative costs would both have been reduced by $32 million, $26 million, and $29 million, respectively.

     In July 2000, the EITF reached a consensus on Issue 1 of No. 00-10, Accounting for Shipping and Handling Fees and Costs, which requires that any amounts billed to customers for shipping and handling be classified as sales. In September 2000, the EITF reached a consensus on Issue 2 of No. 00-10, which precludes the recording of shipping and handling costs as deductions from sales. With the fourth-quarter 2000 adoption of EITF No. 00-10, freight costs previously recorded as deductions from sales were reclassified as cost of sales for all periods presented herein.

     In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. This consensus requires that certain rebate offers and free products that are delivered subsequent to a single exchange transaction be recognized when incurred and reported as a reduction of sales. The company currently is evaluating the potential impact of this pronouncement on its consolidated financial statements.

     Earnings Per Share

     As required by SFAS No. 128, Earnings Per Share, basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of shares outstanding. The computation of diluted earnings per share is similar, except that the weighted-average number of shares outstanding and income available to common shareholders are adjusted to reflect the potential issuance of dilutive shares.

     Foreign-Currency Translation

     Financial statements of international operations are translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and the periods' weighted-average exchange rates for revenues, expenses, gains, and losses. Translation adjustments are recorded as a component (cumulative translation adjustment) of shareholders' equity.

     Risk Management

     From time to time, the company uses derivative financial instruments, principally foreign-currency purchase and sale contracts with terms less than 1 year, to hedge its exposure to changes in foreign-currency exchange rates. Net gains or losses on such contracts are recognized in the income statement as offsets to foreign-currency gains or losses on the underlying transactions. In the statement of cash flows, cash receipts and payments related to hedge contracts are classified in the same way as cash flows from the transactions being hedged.

     Interest-rate risk management is accomplished through the use of swaps to create synthetic debt instruments. Gains and losses on the settlement of swaps are recognized as additions to or reductions of interest expense. The company does not use derivative financial instruments for speculative purposes.

     Stock-Based Compensation

     The company follows requirements of Accounting Principles Board (APB) Opinion No. 25 in accounting for stock options.

     Estimates

     Financial statement presentation requires management to make estimates and assumptions that affect reported amounts for assets, liabilities, sales, and expenses. Actual results may differ from such estimates.

     Reclassifications

     Certain prior-year amounts have been reclassified to conform with current-year presentation.

NOTE 4. UNUSUAL ITEMS

     Restructuring and Other

     In the fourth quarter of 1998, a restructuring plan was approved to reduce administrative and operating costs. As a result, Pactiv recorded a pre-tax charge against income from continuing operations of $32 million, $20 million after tax, or $0.12 per share. The restructuring plan involved the elimination of production lines and 104 positions at 2 plants; exiting 4 joint ventures; and the elimination of 184 administrative positions at business units and at corporate headquarters. Related actions generally have been completed and were executed in accordance with the company's initial plan. As a result of this restructuring, a total of 252 positions were eliminated as of December 31, 1999.

     In the first quarter of 1999, a plan was adopted to realign company functions and to close Tenneco's headquarters facility in Greenwich, Connecticut. This plan, for which a $29 million restructuring charge, $17 million after tax, or $0.10 per share, was recorded, included the elimination of 40 positions. In the second quarter of 1999, $30 million was received in connection with the sale of the Greenwich facility. These restructuring actions were completed in 1999 and were executed in accordance with the company's initial plan.

     In the fourth quarter of 1999, the company recorded a $154 million restructuring charge, $91 million after tax, or $0.54 per share, related to the decision to exit non-core businesses and to reduce overhead costs. The restructuring included (1) the sale of the company's forest products and aluminum foil container businesses in Europe ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999; (2) the sale of certain assets of the company's administrative service and corporate aircraft operations ($10 million); (3) impairment of long-lived assets of the company's packaging polyethylene business ($68 million); and (4) severance costs related to the elimination of 161 positions, primarily in the company's international operations ($8 million). The impairment charge for the packaging polyethylene business' assets was deemed necessary following completion of an evaluation of strategic alternatives for the business, and represented the difference between the carrying value of the assets and the forecasted future cash flows of the business, computed on a discounted basis. These restructuring actions generally were completed in 2000; however, $1 million of the charge was reversed in the fourth quarter of 2000, as one planned product line consolidation was not undertaken and, as a result, 14 positions were not eliminated.

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective packaging joint venture, for which cash proceeds of $72 million were received in January 2001. The remaining $26 million charge reflected the adoption of a restructuring plan to realign operations and exit low-margin businesses in the company's Protective and Flexible Packaging segment. Specifically, this charge was related to (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for the European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and market estimates of fair value. The cash cost of executing the fourth-quarter 2000 restructuring plan will amount to approximately $15 million, which will be incurred in 2001, principally for severance and lease termination obligations.

     An estimated $70 million of savings was realized in 1999 and 2000, and an additional $16 million is expected to be realized in 2001 ($10 million) and 2002 ($6 million), primarily reflecting lower cost of sales and selling, general, and administrative costs.

     Amounts related to the restructuring plans described above are shown in the following table.

                                                    SEVERANCE    ASSET IMPAIRMENT    OTHER    TOTAL
(In millions)                                       ---------    ----------------    -----    -----
1998 restructuring charge.........................     $20            $  12           $--     $  32
Cash payments.....................................      (5)              --           --         (5)
Charged to asset accounts.........................      --              (12)          --        (12)
                                                       ---            -----           --      -----
Balance at December 31, 1998......................      15               --           --         15
                                                       ---            -----           --      -----
1999 restructuring charges........................      24              157            2        183
Cash payments.....................................     (31)              --           (1)       (32)
Charged to asset accounts.........................      --             (157)          --       (157)
                                                       ---            -----           --      -----
Balance at December 31, 1999......................       8               --            1          9
                                                       ---            -----           --      -----
2000 restructuring charge.........................      10               56            5         71
Cash payments.....................................      (6)              --           --         (6)
Charged to asset accounts.........................      --              (56)          --        (56)
Reversal of prior charge..........................      --               --           (1)        (1)
                                                       ---            -----           --      -----
Balance at December 31, 2000......................     $12            $  --           $5      $  17
                                                       ---            -----           --      -----

     Spin-off Transaction Costs

     In the fourth quarter of 1999, the company recorded transaction costs related to the spin-off that reduced income before interest expense, income taxes, and minority interest; net income; and earnings per share by $136 million, $96 million, and $0.57, respectively. These costs were related to special curtailment and termination benefits for former Tenneco employees ($72 million), professional services ($49 million), and separation from Tenneco operations ($15 million). In the fourth quarter of 2000, the company reversed $20 million, $12 million after tax, or $0.08 per share, of the previously recorded transaction costs to reflect lower-than-anticipated expenses.

NOTE 5. TRANSACTIONS WITH FORMER PARENT (TENNECO)

     Combined Equity

     Combined equity in the statement of changes in shareholders' equity at December 31, 1998, represented Tenneco's cumulative net investment in the combined businesses of the company. Changes in combined equity were comprised of net income (loss), net cash and non-cash contributions from (distributions to) Tenneco, accumulated other comprehensive income (loss), changes in allocated corporate debt, and allocated corporate interest, net of tax.

     Corporate Debt and Interest Allocation

     Tenneco's historical practice had been to incur indebtedness for the consolidated group at the parent-company level, or at a limited number of subsidiaries, rather than at the operating-company level. Consequently, prior to the spin-off, corporate debt and related interest expense were allocated to Pactiv generally based on the ratio of the company's net assets to Tenneco's consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt, which was 6.3% and 7.0% for 1999 and 1998, respectively. Total interest expense allocated to the company in 1999 and 1998 was $118 million and $130 million, respectively. Although interest costs and related tax effects were allocated to the company for financial reporting purposes, Pactiv was not billed for these amounts. Changes in allocated corporate debt and allocated after-tax interest expense were included in combined equity. Although management believes that the historical allocation of corporate debt and interest was reasonable, it is not necessarily indicative of debt requirements and related interest costs of Pactiv as a separate company.

     Notes and Advances Receivable from Tenneco

     In the statement of changes in shareholders' equity, amounts shown for cash contributions from (distributions to) Tenneco represented net cash changes in notes and advances receivable from the former parent. Historically, Tenneco had utilized notes and advances to manage centrally cash funding requirements of its consolidated group. Amounts shown in the same statement for non-cash contributions from (distributions to) Tenneco primarily reflect the transfer of assets and liabilities.

     Employee Benefits

     Certain employees of the company participated in Tenneco's stock-option and stock-purchase plans. The stock-option plan provided for the grant of stock options and other stock awards at prices not less than market value on the date of grant. In connection with the spin-off, outstanding Tenneco options held by Pactiv employees were replaced by options of the company, preserving the aggregate value of Tenneco options held prior to the spin-off. Tenneco's stock-purchase plan allowed employees to purchase stock at a 15% discount, subject to certain thresholds. Pactiv established a similar stock-purchase plan for its employees in April 2000. Employees of the company also participate in certain post-retirement and pension plans of Tenneco. See notes 15 and 18 for information regarding these plans.

NOTE 6. ACQUISITIONS AND DISPOSITIONS

     In the fourth quarter of 2000, the company recorded an impairment charge of $45 million, $29 million after tax or $0.18 per share, for assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, for which cash proceeds of $72 million were received in January 2001.

     In February 2000, the company sold 85% of its interest in PCA stock and used the net proceeds of $398 million primarily to repay debt. The company recorded a related gain of $224 million, $134 million after tax, or $0.83 per share. As a result, the company's equity interest in PCA was reduced to 6%. The company's remaining interest in PCA is recorded at fair market value, with changes therein reflected in other comprehensive income.

     In December 1999, the company entered into an agreement to sell its aluminum foil reroll facility in Clayton, New Jersey, and its aluminum packer-processor facility in Shelbyville, Kentucky, for $44 million. The company recorded a related gain of $6 million, $4 million after tax, or $0.02 per share, during 2000 and used the proceeds from the transaction primarily to repay debt.

     During 1999, the company made three acquisitions (the packaging businesses of Whitesell Corporation and Schut Superflex B.V., and Simpla, SpA) and additional equity contributions to two of its joint ventures, investing a total of $24 million.

     All of the acquisitions were accounted for as purchases, wherein purchase prices were allocated to assets acquired and liabilities assumed based on fair values, and the excess of purchase prices over net assets was recorded as goodwill.

NOTE 7. DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

     Discontinued Operations

     In January 1999, the company reached an agreement to contribute the containerboard assets of its paperboard packaging operation to a newly formed joint venture called PCA. For the contribution, Pactiv received approximately $2 billion, comprised of cash and assumed debt, and a 45% equity interest in PCA, which was subsequently reduced to 43% upon the issuance of equity to PCA's management. The equity interest in PCA was valued at approximately $200 million. In the first quarter of 1999, the company recorded an estimated loss of $293 million, $178 million after tax, or $1.07 per share, based on the amount by which the carrying value of the contributed containerboard assets exceeded their fair value, less selling costs.

     The assets contributed to the joint venture represented substantially all of the assets of the company's paperboard packaging operation, and included 4 mills, 67 corrugated plants, and an ownership or leasehold interest in approximately 950,000 acres of timberland. Prior to the formation of the joint venture, the company borrowed $1.8 billion and used $1.2 billion of the proceeds to acquire assets used by the containerboard business under operating leases and timber cutting rights and to purchase accounts receivable previously sold by this business to a third party. The remaining proceeds from these borrowings ($600 million) were remitted to Tenneco to repay a portion of its short-term debt.

     In June 1999, the company sold the paperboard packaging operation's folding carton business to Caraustar Industries for $73 million. The company recorded a related gain of $14 million, $9 million after tax, or $0.05 per share, which was included in discontinued operations.

     In the fourth quarter of 1999, the company recorded an additional $53 million loss, $37 million after tax, or $0.21 per share, on the disposition of the paperboard packaging operation's businesses to reflect final working capital settlement amounts, revisions to actuarially determined estimates of pension-plan curtailment costs, and changes in estimates regarding retained liabilities.

     In February 2000, the company sold 85% of its interest in PCA stock and used the net proceeds of $398 million primarily to repay debt. The company recorded a related gain of $224 million, $134 million after tax, or $0.83 per share. As a result, the company's equity interest in PCA was reduced to 6%.

     Under a transition-service agreement, the company provides office space and certain administrative services to PCA based on contractual fee arrangements.

     Net assets as of December 31, 2000, 1999, and 1998, and results of operations for the years then ended for the paperboard packaging operation were as follows:

                                                              2000   1999     1998
YEARS ENDED DECEMBER 31 (In millions)                         ----   -----   ------
Net assets at end of period(a)..............................  $ 72   $ 195   $  366
                                                              ----   -----   ------
Sales.......................................................  $ --   $ 445   $1,570
                                                              ----   -----   ------
Income (loss) from operations before income taxes and
  interest allocation.......................................    --      32       99
Gain (loss) on sale of containerboard business..............   224    (343)      --
Gain on sale of folding carton business.....................    --      11       --
Gain on sale of joint venture with Caraustar................    --      --       15
Gain on sale of non-strategic timberland assets.............    --      --       17
                                                              ----   -----   ------
Income (loss) before interest and income taxes..............   224    (300)     131
Income tax expense (benefit)................................    90    (112)      48
                                                              ----   -----   ------
Income (loss) before interest allocation....................   134    (188)      83
Allocated interest expense, net of income tax...............    --       5       26
                                                              ----   -----   ------
Income (loss) from discontinued operations..................  $134   $(193)  $   57
                                                              ----   -----   ------

(a) Included allocated debt of $548 million at December 31, 1998.

     Pactiv has retained responsibility for certain contingent liabilities of its former paperboard packaging businesses, and has recorded related reserves where, in the judgment of management, it is probable that a quantifiable liability exists. Management believes that these liabilities will not have a material effect on the results of operations or financial position of the company.

     In connection with the formation of the PCA joint venture, Pactiv entered into a 5-year agreement to purchase corrugated products from PCA on an arm's length basis.

     Extraordinary Loss

     In the first quarter of 1999, the company recorded an extraordinary loss of $7 million (net of a $3 million tax benefit), or $0.04 per share, on the early retirement of debt related to the sale of the containerboard assets.

NOTE 8. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

     General

     At the time of the spin-off, the company exercised its right to make a one-time draw under a $1.5 billion term-loan facility in the amount of $300 million at a floating interest rate based on LIBOR, adjusted for reserve requirements, plus a specified margin. All amounts borrowed under this facility were repaid in the first quarter of 2000 following the sale of the majority of the company's equity interest in PCA.

     In conjunction with the spin-off, the company entered into a 5-year, $750 million revolving-credit agreement and a 364-day, $250 million revolving-credit agreement. Effective September 27, 2000, the 364-day agreement was extended for an additional 364-day period, and the total availability under the agreement was increased to $300 million, of which $265 million has been committed. As of December 31, 2000, the company was in full compliance with financial and other covenants included in these agreements.

     Long-Term Debt

                                                               2000       1999
                 DECEMBER 31 (In millions)                    -------    -------
Pactiv Corporation
  Borrowings under 5-year, $750 million revolving-credit
     agreement..............................................  $   381    $   561
  Notes due 2005, effective interest rate of 7.5% (net of $4
     million unamortized discount)..........................      295        295
  Notes due 2007, effective interest rate of 8.0%...........       98         98
  Debentures due 2017, effective interest rate of 8.1%......      299        299
  Debentures due 2025, effective interest rate of 8.0% (net
     of $1 million unamortized discount)....................      275        275
  Debentures due 2027, effective interest rate of 8.6% (net
     of $4 million unamortized discount)....................      196        196
Subsidiaries
  Notes due 2000 through 2016, average effective interest
     rate of 9.5% in 2000 and 8.0% in 1999..................       17         21
Less current maturities.....................................       (1)        (4)
                                                              -------    -------
Total long-term debt........................................  $ 1,560    $ 1,741
                                                              -------    -------

     Aggregate maturities and sinking-fund requirements of debt outstanding at December 31, 2000, are $1 million, $3 million, $3 million, $383 million, $300 million, and $880 million for 2001, 2002, 2003, 2004, 2005, and thereafter, respectively.

     At December 31, 2000, the total amount of floating-rate, long-term debt was $381 million.

     Short-Term Debt

                                                               2000       1999
                 DECEMBER 31 (In millions)                    -------    -------
Term-loan borrowings........................................  $    --    $   300
Current maturities of long-term debt........................        1          4
Other.......................................................       12         21
                                                              -------    -------
                                                              $    13    $   325
                                                              -------    -------

     The company uses lines of credit and overnight borrowings to finance certain of its short-term capital requirements. Information regarding short-term debt is shown below.

                                                              2000(A)    1999(A)
(Dollars in millions)                                         -------    -------
Outstanding borrowings at end of year.......................  $    12    $   321
Weighted-average interest rate on borrowings at end of
  year......................................................      7.0%       7.5%
Maximum month-end borrowings during year....................      320        321
Average month-end borrowings during year....................       86         88
Weighted-average interest rate on average month-end
  borrowings during year....................................      7.7%       9.0%

(a) Includes borrowings under committed credit facilities and uncommitted lines of credit.

     Financing Arrangements

                                                              COMMITTED CREDIT FACILITIES(A)
                                                         -----------------------------------------
                                                         TERM   COMMITMENTS   UTILIZED   AVAILABLE
                 (Dollars in millions)                   ----   -----------   --------   ---------
Credit agreements
  5-year revolving-credit agreement....................  2004     $  750        $381       $369
  364-day revolving-credit agreement...................  2001        265          --        265
                                                                  ------        ----       ----
                                                                  $1,015        $381       $634
                                                                  ------        ----       ----

(a) Agreements call for the payment of utilization fees on borrowings and facility fees on commitments.

     In conjunction with the realignment of Tenneco debt, the company paid bank facility fees of $10 million and entered into an interest-rate swap to hedge its exposure to interest-rate movement. The company settled this swap in November 1999 at a loss of $43 million. Both the loss on the swap and the bank facility fees are being recognized as additional interest expense over the average life of the underlying debt.

NOTE 9. FINANCIAL INSTRUMENTS

     Asset and Liability Instruments

     At December 31, 2000, and 1999, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short- and long-term debt were considered to be the same as, or not materially different from, the recorded amounts.

     Instruments with Off-Balance-Sheet Risk

     From time to time, Pactiv enters into foreign-currency forward contracts with terms of less than 1 year to mitigate its exposure to exchange-rate changes related to third-party trade receivables and accounts payable. The following table summarizes foreign-currency contracts entered into by the company at December 31, 2000.

                                                              NOTIONAL AMOUNT
                                                              ----------------
                                                              PURCHASE    SELL
                       (In millions)                          --------    ----
Foreign-currency contracts
  Euros.....................................................    $  2      $167
  British pounds............................................      21        21
  Canadian dollars..........................................      --        12
  U.S. dollars..............................................     185        14
                                                                ----      ----
                                                                $208      $214
                                                                ----      ----

     Based on exchange rates at December 31, 2000, the cost of replacing these contracts in the event of non-performance by the counterparties would not be material.

     Guarantees

     The company issued payment and performance guarantees totaling $1 million in both 2000 and 1999, primarily related to letters of credit and other financing and operating activities.

NOTE 10. INVENTORIES

                                                              2000    1999
                 DECEMBER 31 (In millions)                    ----    ----
Finished goods..............................................  $238    $260
Work in process.............................................    55      45
Raw materials...............................................    76      71
Other materials and supplies................................    32      53
                                                              ----    ----
                                                              $401    $429
                                                              ----    ----

NOTE 11. GOODWILL AND INTANGIBLES, NET

                                                              2000    1999
DECEMBER 31 (In millions)                                     ----    ----
Goodwill....................................................  $643    $671
Intangibles
  Trademarks................................................   138     166
  Patents...................................................   151     127
  Other.....................................................     8      17
                                                              ----    ----
                                                              $940    $981
                                                              ----    ----

     Goodwill amortization amounted to $20 million, $20 million, and $17 million in 2000, 1999, and 1998, respectively. Amortization of intangible assets was $15 million, $15 million, and $18 million in 2000, 1999, and 1998, respectively.

NOTE 12. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                               2000     1999
                 DECEMBER 31 (In millions)                    ------   ------
Original cost
  Land, buildings, and improvements.........................  $  471   $  461
  Machinery and equipment...................................   1,259    1,308
  Other, including construction in progress.................     140      199
                                                              ------   ------
                                                               1,870    1,968
Less accumulated depreciation and amortization..............    (639)    (572)
                                                              ------   ------
                                                              $1,231   $1,396
                                                              ------   ------

     The decrease in property, plant, and equipment in 2000 was attributable principally to the sale of the packaging polyethylene business and asset write-downs associated with the 2000 restructuring plan.

NOTE 13. OTHER LONG-TERM ASSETS

                                                              2000    1999
                 DECEMBER 31 (In millions)                    ----    ----
Grantor trust obligations...................................  $ 28    $ 57
Investments in joint ventures...............................     3      19
Other.......................................................    81      93
                                                              ----    ----
                                                              $112    $169
                                                              ----    ----

NOTE 14. INCOME TAXES

     The domestic and foreign components of income (loss) from continuing operations is summarized below.

                                                              2000    1999     1998
                       (In millions)                          ----    -----    ----
U.S. income (loss) before income taxes......................  $215    $(212)   $108
Foreign income (loss) before income taxes...................    (8)      53      42
                                                              ----    -----    ----
Total income (loss) before income taxes.....................  $207    $(159)   $150
                                                              ----    -----    ----

     Following are the components of income tax expense (benefit) related to continuing operations:

                                                              2000     1999    1998
                       (In millions)                          ----     ----    ----
Current
  U.S. .....................................................  $10      $(74)   $(11)
  State and local...........................................    2        17      (2)
                                                              ---      ----    ----
  Foreign...................................................    7        10       3
                                                              ---      ----    ----
                                                               19       (47)    (10)
                                                              ---      ----    ----
Deferred
  U.S. .....................................................   69       (20)     59
  State and local...........................................   10         3       5
                                                              ---      ----    ----
  Foreign...................................................   (7)       17      13
                                                              ---      ----    ----
                                                               72        --      77
                                                              ---      ----    ----
Total income tax expense (benefit)..........................  $91      $(47)   $ 67
                                                              ---      ----    ----

     Current income tax expense (benefit) in 1999 and 1998 included tax benefits of $38 million and $45 million, respectively, related to the allocation of interest expense from the former parent. A reconciliation of the differences between the statutory U.S. federal income tax rate and the company's effective tax rate is reflected in the following table.

                                                              2000    1999     1998
                                                              ----    -----    ----
U.S. federal income tax rate................................  35.0%   (35.0)%  35.0%
Increase (reduction) in income tax rate resulting from:
  Foreign income taxed at various rates.....................   0.5      4.4     0.7
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................   3.4      3.2     2.0
  Amortization of non-deductible goodwill...................   3.4      2.5     3.3
  Spin-off transaction items................................    --     (6.3)     --
  Other.....................................................   1.7      1.6     3.7
                                                              ----    -----    ----
Effective income tax rate...................................  44.0%   (29.6)%  44.7%
                                                              ----    -----    ----

     Summarized below are the components of the company's net deferred tax liability.

                                                                2000      1999
                 DECEMBER 31 (In millions)                      ----      ----
Deferred tax assets
  Tax-loss carryforwards
     U.S. ..................................................    $ 19      $ 61
     State and local........................................       1         1
     Foreign................................................      11        10
  Alternative minimum tax credit carryforward...............      21        15
  Post-retirement benefits other than pensions..............      49        50
  Other.....................................................      18        48
  Valuation allowance(a)....................................     (11)       (8)
                                                                ----      ----
  Net deferred tax assets...................................     108       177
                                                                ----      ----
Deferred tax liabilities
  Tax over book depreciation................................      76        39
  Pensions..................................................     374       331
  Other.....................................................      61        38
                                                                ----      ----
  Total deferred tax liabilities............................     511       408
                                                                ----      ----
Net deferred tax liabilities................................    $403      $231
                                                                ----      ----

(a) Represents unrecognized tax benefits related to foreign tax-loss carryforwards.

     The company had $54 million of U.S. tax-loss carryforwards at December 31, 2000, that will expire in 2019. The company's $15 million of state tax-loss carryforwards at December 31, 2000, will expire in varying amounts over the period from 2001 to 2014. Foreign tax-loss carryforwards at December 31, 2000, totaled $44 million, of which $17 million will expire over the period from 2001 to 2009 with the remainder having no expiration date.

NOTE 15. COMMON STOCK

     The company has 350 million shares of common stock ($0.01 par value) authorized, of which 158,176,937 shares were issued and outstanding as of December 31, 2000.

     Reserved

               RESERVED SHARES (In thousands)
Thrift plans................................................   3,745
Stock-ownership plan........................................  23,952
Employee stock-purchase plan(a).............................   3,683
                                                              ------
                                                              31,380
                                                              ------

(a) This plan became effective on April 1, 2000.

     Stock Plans

     Stock-Ownership Plan -- In November 1999, the company adopted a stock-ownership plan, which permits the granting of a variety of awards, including common stock, restricted stock, performance shares, stock appreciation rights, and stock options, to directors, officers, and employees. Under the plan, which will terminate on November 4, 2004, up to 24,000,000 shares of common stock can be issued. In December 1996, Pactiv's former parent, Tenneco, adopted a similar plan under which certain key employees of Pactiv were granted restricted stock. In connection with the spin-off, outstanding restricted stock of Tenneco became fully vested, and, as a result, the company recorded an after-tax compensation expense of $7 million in 1999. All Tenneco stock options granted to Pactiv employees before the spin-off were canceled and replaced with options to purchase the company's common stock. In this connection, the number of Pactiv options received were such that the aggregate value of options before and after the spin-off were equal.

     The company granted restricted stock under the stock-ownership plan to certain key employees. These awards generally require that, among other things, grantees remain with the company during the restriction period. Performance shares granted under the plan vest upon the attainment of specified performance goals in the 3 years following the date of grant.

     Details of performance and restricted stock balances are shown below.

                                                              PERFORMANCE    RESTRICTED
                                                                SHARES         SHARES
                                                              -----------    ----------
Outstanding, January 1, 1999................................         --             --
  Granted...................................................    147,000         48,381
                                                               --------       --------
Outstanding, December 31, 1999..............................    147,000         48,381
  Granted...................................................     21,000             --
  Canceled..................................................    (24,000)       (18,143)
                                                               --------       --------
Outstanding, December 31, 2000..............................    144,000         30,238
                                                               --------       --------
Exercise price per share....................................   $  13.44       $  13.44

Summarized below are stock options issued by Pactiv.

                                                                           WEIGHTED-
                                                                SHARES      AVERAGE
                                                                UNDER      EXERCISE
                                                                OPTION       PRICE
                                                              ----------   ---------
Outstanding, January 1, 1999................................          --    $   --
  Granted...................................................   4,157,385     13.44
  Tenneco options converted to Pactiv options...............   6,992,353     36.74
  Canceled..................................................    (114,064)    36.76
                                                              ----------    ------
Outstanding, December 31, 1999..............................  11,035,674     27.96
                                                              ----------    ------
Exercisable at December 31, 1999............................   5,151,326     37.15
                                                              ----------    ------
Outstanding, January 1, 2000................................  11,035,674     27.96
  Granted...................................................   2,987,575     12.99
  Exercised.................................................          --        --
  Canceled..................................................  (1,630,407)    28.02
                                                              ----------    ------
Outstanding, December 31, 2000..............................  12,392,842     24.34
                                                              ----------    ------
Exercisable at December 31, 2000............................   5,491,951     35.94
                                                              ----------    ------

     Stock options expire 10 to 20 years from date of grant and vest over periods ranging from 1 to 3 years.

     The weighted-average fair value of options granted by the company in 2000 was $4.57, which was determined using the Black-Scholes option-pricing model, with the following weighted-average assumptions: risk-free interest rate -- 5.9%; expected life -- 5 years; expected volatility -- 36.6%. The company exchanged Tenneco options for Pactiv options at the date of spin-off. Black-Scholes option-pricing model assumptions and fair value for these options are shown in the following table.

                                                              1999   1998
                                                              ----   -----
ACTUARIAL ASSUMPTIONS
Risk-free interest rate (%).................................   5.4     5.7
Life (years)................................................    10      10
Volatility (%)..............................................  27.0    25.6
Dividend yield (%)..........................................   3.5     3.2
Weighted-average fair value ($).............................  9.04   10.83

     Summarized below is information about stock options outstanding at December 31, 2000.

                                         OUTSTANDING OPTIONS                      EXERCISABLE OPTIONS
                           ------------------------------------------------   ----------------------------
                                           WEIGHTED-
                                            AVERAGE
                                           REMAINING       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                             NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE     NUMBER      EXERCISE PRICE
 RANGE OF EXERCISE PRICE   ----------   ----------------   ----------------   ---------   ----------------
  $7 to $12..............   2,409,955       9.8 years           $11.66           21,000        $10.12
  $13 to $21.............   3,978,935       8.9                 $13.44          293,372         13.44
  $22 to $29.............     328,749       0.6                  27.71          328,749         27.71
  $30 to $37.............   2,737,756      13.1                  34.13        1,911,383         34.82
  $38 to $45.............   2,937,447      10.5                  40.03        2,937,447         40.03
                           ----------                                         ---------
                           12,392,842                                         5,491,951
                           ----------                                         ---------

     The company follows requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation plans and recorded after-tax, stock-based compensation expense of $2 million, $8 million, and $3 million in 2000, 1999, and 1998, respectively. Had stock-based compensation costs been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the company's pro-forma net income for 2000, 1999, and 1998 would have been reduced by $10 million, or $0.06 per share; $7 million, or $0.04 per share; and $14 million, or $0.08 per share, respectively.

     Employee Stock-Purchase Plan--In April 2000, the company established a stock-purchase plan that allows U.S. and Canadian employees to purchase Pactiv common stock at a 15% discount, subject to an annual limitation of $21,240. Company employees purchased 463,412 shares of Pactiv stock in 2000, with a weighted-average price of $7.25. Under a similar plan of the company's former parent, Pactiv employees purchased 184,370 shares and 311,586 shares of Tenneco stock in 1999 and 1998, respectively, with a weighted-average fair value of $4.30 and $6.31, respectively. Since the spin-off, the company's employees no longer participate in the former parent's plan.

     Grantor Trust -- In November 1999, the company established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust, which were issued to it in January 2000. This so-called "rabbi trust" is designed to assure the payment of deferred-compensation and supplemental-pension benefits. These shares are not considered to be outstanding.

     Qualified Offer Rights Plan

     In November 1999, Pactiv adopted a qualified offer rights plan (QORP) to deter coercive takeover tactics, and to prevent a potential acquirer from gaining control of the company in a transaction that would not be in the best interests of shareholders. Under the plan, if a person becomes the beneficial owner of 20% or more of the company's outstanding common stock, other than pursuant to a qualified offer, each right will entitle its holder to purchase common stock having a market value of twice the right's exercise price, but rights held by the 20% or more holder would not be exercisable.

     Rights are not exercisable in connection with a qualified offer, which is defined as an all-cash tender offer for all outstanding shares of common stock that is fully financed, remains open for a period of at least 60 business days, results in the offeror owning at least 85% of the common stock upon consummation of the offer, assures a prompt second-step acquisition of shares not purchased in the initial offer at the same price as the initial offer, and meets certain other requirements.

     In connection with the adoption of the QORP, the board of directors also adopted an evaluation mechanism, that calls for an independent board committee to review, on an ongoing basis, the QORP and developments in rights plans in general, and, if it deems appropriate, to recommend modification or termination of the plan. The independent committee is required to report to the board at least every 3 years as to whether the QORP continues to be in the best interest of shareholders.

     Earnings Per Share

     In connection with the spin-off, one share of Pactiv common stock was issued for each share of Tenneco common stock then owned. Accordingly, basic earnings per share for 1999 were calculated using the former parent's weighted-average number of shares outstanding from January 1, 1999, to November 4, 1999, and the weighted-average number of Pactiv shares outstanding from November 5, 1999, to December 31, 1999. Diluted earnings per share were calculated in the same manner, adjusting for the potential issuance of additional shares related to stock options, restricted stock, and performance shares.

     Earnings (loss) from continuing operations per share of common stock outstanding were computed as follows:

                                                        2000             1999            1998
                                                   (CONSOLIDATED)     (COMBINED)      (COMBINED)
(In millions, except share and per-share data)     --------------    ------------    ------------
BASIC EARNINGS PER SHARE
Income (loss) from continuing operations.........   $        113     $       (112)   $         82
                                                    ------------     ------------    ------------
Average number of shares of common stock
  outstanding....................................    161,722,021      167,405,315     168,505,573
                                                    ------------     ------------    ------------
Basic earnings (loss) from continuing operations
  per share......................................   $       0.70     $      (0.67)   $       0.49
                                                    ------------     ------------    ------------
DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations.........   $        113     $       (112)   $         82
Average number of shares of common stock
  outstanding....................................    161,722,021      167,405,315     168,505,573
Effect of dilutive securities
  Restricted stock...............................             --
  Stock options..................................          1,406
  Performance shares.............................         55,313
Average number of shares of common stock
  outstanding including dilutive securities......    161,778,740      167,663,438     168,834,531
                                                    ------------     ------------    ------------
Diluted earnings (loss) from continuing
  operations per share...........................   $       0.70     $      (0.67)   $       0.49
                                                    ------------     ------------    ------------

     In accordance with a stock-repurchase plan announced in February 2000, the company repurchased 11,742,951 shares of its common stock in 2000 at an average price of $8.50 per share for a total of $100 million.

NOTE 16. PREFERRED STOCK

     Pactiv had 50 million shares of preferred stock ($0.01 par value) authorized but unissued at December 31, 2000. The company has reserved 750,000 preferred shares as junior preferred stock for the QORP.

NOTE 17. MINORITY INTEREST

     At December 31, 2000, and 1999, minority interest totaled $22 million and $20 million, respectively, and primarily represented preferred stock of a subsidiary issued in connection with the N.V. Koninklijke KNP BT acquisition and a joint venture in China.

NOTE 18. PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

     The company has pension plans that cover substantially all of its employees. Benefits are based on years of service and, for most salaried employees, final-average compensation. The company's funding policy is to contribute to the plans amounts necessary to satisfy requirements of federal laws and regulations. Plan assets consist principally of equity and fixed-income securities. Effective with the spin-off, Pactiv became the sponsor of Tenneco's retirement plans, retaining their assets and assuming the obligation to provide pension benefits to participating employees of Tenneco Automotive and other former subsidiaries and affiliates of Tenneco. For Tenneco Automotive employees, benefits accrued under these plans were frozen as of November 30, 1999.

     The company has post-retirement health-care and life-insurance plans that cover all of its salaried and certain of its U.S. hourly employees. For salaried employees, the plans cover individuals who retire on or after attaining age 55 with at least 10 years of service after reaching age 45. For hourly employees, post-retirement benefit plans generally cover individuals who retire in accordance with the various provisions of those plans. Benefits may be subject to deductibles, co-payments, and other limitations. The company reserves the right to change post-retirement plans, which are not funded.

     Financial data pertaining to the company's pension and post-retirement benefit plans appear below.

                                                                  PENSION       POST-RETIREMENT
                                                                   PLANS             PLANS
(In millions)                                                 ---------------   ---------------
                                                               2000     1999     2000     1999
                                                              ------   ------   ------   ------
Changes in projected benefit obligations
  Benefit obligations at September 30 of the previous
     year...................................................  $3,139   $3,025    $ 73     $ 70
  Currency rate conversion..................................      (4)       3      --       --
  SFAS 88 adjustment........................................     (22)     (35)     --       --
  Spin-off adjustment(a)....................................      --      285      --       --
  Service cost for benefits earned..........................      30       39       1        1
  Interest cost on benefit obligations......................     224      223       5        5
  Plan amendments...........................................       1        1      --       --
  Actuarial loss (gain).....................................      68     (169)      9        6
  Benefits paid.............................................    (241)    (233)    (11)     (10)
  Participant contributions.................................      --       --       1        1
                                                              ------   ------    ----     ----
  Benefit obligations at September 30.......................  $3,195   $3,139    $ 78     $ 73
                                                              ------   ------    ----     ----

                                                                  PENSION       POST-RETIREMENT
                                                                   PLANS             PLANS
(In millions)                                                 ---------------   ---------------
                                                               2000     1999     2000     1999
                                                              ------   ------   ------   ------
Changes in fair value of plan assets
  Fair value at September 30 of the previous year...........  $4,120   $3,430    $ --     $ --
  Currency rate conversion..................................      (3)      (1)     --       --
  Spin-off adjustment(a)....................................      --      338      --       --
  Actual return on plan assets..............................     599      564      --       --
  Employer contributions....................................      32       21      10        9
  Participant contributions.................................       1        1       1        1
  Benefits paid.............................................    (241)    (233)    (11)     (10)
                                                              ------   ------    ----     ----
  Fair value at September 30................................  $4,508   $4,120    $ --     $ --
                                                              ------   ------    ----     ----
Development of amounts recognized in the statement of
  financial position
  Funded status at September 30.............................  $1,313   $  981    $(78)    $(73)
  Contributions during the fourth quarter...................      (8)       1       3        3
  Unrecognized cost
     Actuarial loss (gain)..................................    (396)    (189)     24       16
     Prior-service cost.....................................      26       31      (3)      (3)
     Transition asset.......................................      (7)     (26)     --       --
                                                              ------   ------    ----     ----
  Net amount recognized at December 31......................  $  928   $  798    $(54)    $(57)
                                                              ------   ------    ----     ----
Amounts recognized in the statement of financial position
  Prepaid benefit cost......................................  $  957   $  849    $ --     $ --
  Accrued benefit cost......................................     (30)     (53)    (54)     (57)
  Intangible assets.........................................       1        1      --       --
  Accumulated other comprehensive income....................      --        1      --       --
                                                              ------   ------    ----     ----
  Net amount recognized at December 31......................  $  928   $  798    $(54)    $(57)
                                                              ------   ------    ----     ----

(a) Reflects the inclusion of Tenneco Automotive's pension benefits through the spin-off date.

     The effect of pension plans on income from continuing operations was as follows:

                                                              2000    1999    1998
(In millions)                                                 -----   -----   -----
Service cost for benefits earned............................  $ (30)  $ (39)  $ (28)
Interest cost on benefit obligations........................   (224)   (223)   (199)
Expected return on plan assets..............................    349     340     285
Actuarial loss..............................................     --      (9)     (1)
Prior-service cost..........................................     (6)     (9)    (11)
SFAS No. 87 transition gain.................................     19      21      19
Settlement/curtailment gain (loss)..........................     --       5      --
                                                              -----   -----   -----
Total pension-plan income...................................  $ 108   $  86   $  65
                                                              -----   -----   -----

     Pension plan related amounts included in the statement of financial position appear below.

                                                               2000     1999
DECEMBER 31 (In millions)                                     ------    ----
Current assets..............................................  $    5    $  5
Non-current assets..........................................   1,063     941
Non-current liabilities.....................................     136     148

     Actuarial assumptions used to determine cost and benefit obligations for the pension plans are shown below.

                                                              2000    1999    1998
SEPTEMBER 30                                                  ----    ----    ----
Actuarial assumptions
  Discount rate.............................................  7.5%     7.5%    7.0%
  Compensation increases....................................  4.9      4.9     4.8
  Return on assets..........................................  9.5     10.0    10.0

     For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $34 million, $31 million, and $1 million, respectively, at September 30, 2000, and $56 million, $52 million, and $1 million, respectively, at September 30, 1999.

     The impact of post-retirement benefit plans on continuing operations was as follows:

                                                              2000    1999    1998
(In millions)                                                 ----    ----    ----
Service cost for benefits earned............................   $1     $ 1     $ 2
Interest cost on benefit obligations........................    5       5       5
Prior-service cost..........................................   --      (1)     (2)
Actuarial loss..............................................    1       1       1
                                                               --     ---     ---
Total post-retirement benefit-plan costs....................   $7     $ 6     $ 6
                                                               --     ---     ---

     Actuarial assumptions used to determine post-retirement benefit obligations follow:

                                                              2000    1999    1998
                                                              ----    ----    ----
Actuarial assumptions
  Health-care cost trend....................................  5.0%     5.0%    5.0%
  Discount rate.............................................  7.5      7.5     7.0

     Increasing the assumed health-care cost trend 1% each year would increase 2000, 1999, and 1998 post-retirement benefit obligations by approximately $2 million each year; however, the aggregate of service and interest costs would not change for 2000, 1999, or 1998.

     Decreasing the assumed health-care cost trend 1% each year would decrease 2000, 1999, and 1998 post-retirement benefit obligations by approximately $2 million, respectively, but would not change the aggregate of service and interest costs.

     In accordance with current Employee Retirement Income Security Act regulations, the company funded $8.5 million of its post-retirement benefit obligation with excess pension-plan assets.

NOTE 19. SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective packaging markets such as electronics, automotive, furniture, and e-commerce and for food, medical, pharmaceutical, chemical, and hygienic applications for flexible packaging; Other, which relates to corporate and administrative service operations and pension-plan income and expense.

     Prior to the spin-off, the combined results of the Consumer and Foodservice/Food Packaging and Protective and Flexible Packaging businesses were reported under the specialty packaging segment by Tenneco. During the fourth quarter of 1999, the company modified the composition of its operating segments to reflect changes in its management reporting structure triggered by the spin-off. Segment information for the first three quarters of 1999 and full year 1998 has been restated to conform with the current segment presentation.

     The accounting policies of the segments are the same as those described in note 3. Products are transferred between segments and geographic areas at, as nearly as possible, market value. No one customer accounted for more than 10% of the company's 2000 sales. In general, the company's backlog of orders is not material.

     The following table sets forth certain segment information.

                                                  SEGMENT
                                   --------------------------------------
                                   CONSUMER AND
                                   FOODSERVICE/   PROTECTIVE AND               RECLASSIFICATIONS
                                       FOOD          FLEXIBLE                         AND
                                    PACKAGING       PACKAGING      OTHER         ELIMINATIONS      TOTAL
         (In millions)             ------------   --------------   ------      -----------------   ------
AT DECEMBER 31, 2000, AND FOR
  THE YEAR THEN ENDED
Sales to external customers.....      $2,283           $851        $   --            $  --         $3,134
Depreciation and amortization...         131             43            11               --            185
Income before interest, income
  taxes, and minority
  interest......................         254(a)           5(b)         82(c)            --            341
Income from discontinued
  operations....................          --             --           134               --            134
Total assets....................       2,066            827         1,538(d)           (90)         4,341
Net assets of discontinued
  operations....................          --             --            72               --             72
Investment in affiliated
  companies.....................           1              2            --               --              3
Capital expenditures............         106             27             2               --            135
Non-cash items other than
  depreciation and
  amortization..................          26             29          (113)(e)           --            (58)
AT DECEMBER 31, 1999, AND FOR
  THE YEAR THEN ENDED
Sales to external customers.....      $2,217           $896        $   --            $  --         $3,113
Depreciation and amortization...         129             39            16               --            184
Income (loss) before interest,
  income taxes, and minority
  interest......................         192(a)          (2)(b)      (203)(c)           --            (13)
Loss from discontinued
  operations....................          --             --          (193)              --           (193)
Extraordinary loss..............          --             --            (7)              --             (7)
Cumulative effect of change in
  accounting principles.........          (1)           (16)          (15)              --            (32)
Total assets....................       2,503            955         1,450(d)          (320)         4,588
Net assets of discontinued
  operations....................          --             --           195               --            195
Investment in affiliated
  companies.....................          --             19            --               --             19
Capital expenditures............         138             33             2               --            173
Non-cash items other than
  depreciation and
  amortization..................          88             65           (75)(e)           --             78

                                                  SEGMENT
                                   --------------------------------------
                                   CONSUMER AND
                                   FOODSERVICE/   PROTECTIVE AND               RECLASSIFICATIONS
                                       FOOD          FLEXIBLE                         AND
                                    PACKAGING       PACKAGING      OTHER         ELIMINATIONS      TOTAL
         (In millions)             ------------   --------------   ------      -----------------   ------
AT DECEMBER 31, 1998, AND FOR
  THE YEAR THEN ENDED
Sales to external customers.....      $2,116           $835        $    6            $  --         $2,957
Depreciation and amortization...         116             36            23               --            175
Income (loss) before interest,
  income taxes, and minority
  interest......................         268(a)          60(b)        (45)(c)           --            283
Income from discontinued
  operations....................          --             --            57               --             57
Total assets....................       2,172          1,088         1,580(d)           (42)         4,798
Net assets of discontinued
  operations....................          --             --           366               --            366
Investment in affiliated
  companies.....................           7             10            --               --             17
Capital expenditures............         126             64             4               --            194
Non-cash items other than
  depreciation and
  amortization..................          22             --           (84)(e)           --            (62)

(a) Includes restructuring and other charges of $31 million, $66 million, and $9 million in 2000, 1999, and 1998, respectively.

(b) Includes restructuring and other charges of $39 million, $77 million, and $9 million in 2000, 1999, and 1998, respectively.

(c) Includes pension-plan income; unallocated corporate expenses; restructuring and other charges of $40 million and $14 million in 1999 and 1998, respectively; spin-off transaction cost reversal of $20 million in 2000; and spin-off transaction costs of $136 million in 1999.

(d) Includes assets related to pension plans, administrative service operations, and the discontinued paperboard packaging business (1998 only).

(e) Includes pension-plan income.

     The following table sets forth certain geographic area information.

                                                          GEOGRAPHIC AREA
                                                        --------------------    RECLASSIFICATIONS
                                                        UNITED                         AND
                                                        STATES    FOREIGN(A)      ELIMINATIONS       TOTAL
                   (In millions)                        ------    ----------    -----------------    ------
AT DECEMBER 31, 2000, AND FOR THE YEAR THEN ENDED
Sales to external customers(b)......................    $2,572       $562             $ --           $3,134
Long-lived assets(c)................................     2,189        217               --            2,406
Total assets........................................     3,775        601              (35)           4,341
AT DECEMBER 31, 1999, AND FOR THE YEAR THEN ENDED
Sales to external customers(b)......................    $2,512       $601             $ --           $3,113
Long-lived assets(c)................................     2,252        254               --            2,506
Total assets........................................     3,940        666              (18)           4,588

                                                          GEOGRAPHIC AREA
                                                        --------------------    RECLASSIFICATIONS
                                                        UNITED                         AND
                                                        STATES    FOREIGN(A)      ELIMINATIONS       TOTAL
                   (In millions)                        ------    ----------    -----------------    ------
AT DECEMBER 31, 1998, AND FOR THE YEAR THEN ENDED
Sales to external customers(b)......................    $2,357       $600             $ --           $2,957
Long-lived assets(c)................................     2,168        295               --            2,463
Total assets........................................     4,131        691              (24)           4,798

(a) Sales to external customers and long-lived assets for individual countries (primarily in Europe) were not material.

(b) Geographic assignment is based on location of selling business.

(c) Long-lived assets include all long-term assets other than net assets of discontinued operations, goodwill, intangibles, and deferred taxes.

NOTE 20. COMMITMENTS AND CONTINGENCIES

     Capital Commitments

     The company estimates that completion of projects authorized at December 31, 2000, and for which commitments have been made will require expenditures of approximately $115 million in 2001.

     Purchase Commitments

     In December 2000, the company entered into forward contracts with third parties to fix a portion of the cost of natural gas used internally.

     In December 1999, the company entered into a 5-year agreement with one of its vendors to purchase certain materials at prices within a specified range. This agreement does not include minimum purchase commitments.

     Lease Commitments

     In November 1999, Pactiv entered into a $175 million syndicated-lease agreement with a third-party lessor and various lenders to restructure or replace certain existing operating leases and public warehouse arrangements, and to facilitate additional leasing arrangements for other operating facilities. The syndicated-lease facility contains customary terms and conditions covering, among other things, residual value guarantees, default provisions, and financial covenants. Syndicated-lease funding for all properties was completed in 2000 in the amount of $169 million.

     Operating leases for the company's corporate headquarters building and certain of its warehouse facilities are covered by the syndicated-lease agreement. Following the initial lease periods for the properties, the company may extend the leases on terms negotiated with the lessors or purchase the leased assets under specified conditions. If the leases are not extended or the purchase options are not exercised, the company is required to make guaranteed residual payments to the lessors, which may be refunded partially or in full depending on the amounts received by the lessors upon sale of the properties. Lease agreements for these properties require the company to satisfy certain financial ratio tests. At December 31, 2000, residual guarantees on leased properties totaled $139 million. Annual lease payments under the syndicated-lease agreement are expected to total approximately $12 million in each of 2001, 2002, 2003, and 2004, and $10 million in 2005.

     Certain of the company's facilities, equipment, and other assets are leased under long-term arrangements. Minimum lease payments under non-cancelable operating leases with lease terms in excess of 1 year are $35 million, $25 million, $18 million, $12 million, and $10 million for 2001, 2002, 2003, 2004, and 2005, respectively, and $54 million for subsequent years.

     Commitments under capital leases are not significant. Total rental costs for continuing operations for 2000, 1999, and 1998 were $43 million, $54 million, and $35 million, respectively, which included minimum rentals under non-cancelable operating leases of $33 million, $38 million, and $45 million for the corresponding periods.

     Litigation

     In May 1999, Tenneco, Pactiv, and a number of containerboard manufacturers were named as defendants in a civil, class-action antitrust lawsuit pending in the U.S. district court for the eastern district of Pennsylvania. The company also was named as a defendant in a related class-action antitrust lawsuit. The lawsuits allege that the defendants conspired to raise linerboard prices for corrugated containers and corrugated sheets from October 1, 1993, through November 30, 1995, in violation of Section 1 of the Sherman Act. The lawsuits seek treble damages of unspecified amounts, plus attorneys' fees. Pactiv's management believes that the allegations have no merit and is vigorously defending the claims. Pactiv is responsible for defending the claims against Tenneco and for any liability resulting therefrom.

     The company is party to other legal proceedings arising from its operations.

     Management believes that the outcome of all of these legal matters, individually and in the aggregate, will not have a material adverse effect on the company's earnings or financial position.

     Environmental Matters

     The company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Pactiv provides related reserves where it is probable that liabilities exist and where reasonable estimates of the liabilities can be made. Estimated liabilities are subject to change as more information becomes available regarding the magnitude of possible clean-up costs and the cost and effectiveness of alternative clean-up technologies. However, management believes that any additional costs that may be incurred as more information becomes available will not have a material effect on the earnings or financial condition of the company.

21. SUBSEQUENT EVENTS

     In December 2000, the company entered into agreements to sell its packaging polyethylene business and its interest in Sentinel Polyolefins LLC, a protective packaging joint venture, for $72 million, both of which closed in January 2001.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                             CUMULATIVE
                                             INCOME (LOSS)   INCOME (LOSS)                   EFFECT OF
                                                 FROM            FROM                        CHANGE IN
                                              CONTINUING     DISCONTINUED    EXTRAORDINARY   ACCOUNTING   NET INCOME
                                    SALES     OPERATIONS      OPERATIONS         LOSS        PRINCIPLES     (LOSS)
(In millions)                       ------   -------------   -------------   -------------   ----------   ----------
2000
  First Quarter...................  $  738       $  29           $ 134           $ --          $  --        $ 163
  Second Quarter..................     820          39              --             --             --           39
  Third Quarter...................     778          38              --             --             --           38
  Fourth Quarter..................     798           7              --             --             --            7
                                    ------       -----           -----           ----          -----        -----
                                    $3,134       $ 113           $ 134           $ --          $  --        $ 247
                                    ------       -----           -----           ----          -----        -----

                                                                                             CUMULATIVE
                                             INCOME (LOSS)   INCOME (LOSS)                   EFFECT OF
                                                 FROM            FROM                        CHANGE IN
                                              CONTINUING     DISCONTINUED    EXTRAORDINARY   ACCOUNTING   NET INCOME
                                    SALES     OPERATIONS      OPERATIONS         LOSS        PRINCIPLES     (LOSS)
(In millions)                       ------   -------------   -------------   -------------   ----------   ----------
1999
  First Quarter...................  $  710       $   6           $(172)          $ (7)         $ (32)       $(205)
  Second Quarter..................     788          46               9             --             --           55
  Third Quarter...................     799           4               8             --             --           12
  Fourth Quarter..................     816        (168)            (38)            --             --         (206)
                                    ------       -----           -----           ----          -----        -----
                                    $3,113       $(112)          $(193)          $ (7)         $ (32)       $(344)
                                    ------       -----           -----           ----          -----        -----

                                              BASIC AND DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
                                          -------------------------------------------------------------------
                                                                                      CUMULATIVE
                                                                                      EFFECT OF
                                                                                      CHANGE IN
                                          CONTINUING   DISCONTINUED   EXTRAORDINARY   ACCOUNTING   NET INCOME
                                          OPERATIONS    OPERATIONS        LOSS        PRINCIPLES     (LOSS)
                                          ----------   ------------   -------------   ----------   ----------
2000(a)
  First Quarter.........................    $ 0.17        $ 0.80         $   --         $   --       $ 0.97
  Second Quarter........................      0.24            --             --             --         0.24
  Third Quarter.........................      0.24            --             --             --         0.24
  Fourth Quarter........................      0.05            --             --             --         0.05
                                            ------        ------         ------         ------       ------
                                            $ 0.70        $ 0.83         $   --         $   --       $ 1.53
                                            ------        ------         ------         ------       ------
1999(a)
  First Quarter.........................    $ 0.03        $(1.03)        $(0.04)        $(0.19)      $(1.23)
  Second Quarter........................      0.28          0.05             --             --         0.33
  Third Quarter.........................      0.01          0.05             --             --         0.06
  Fourth Quarter........................     (1.00)        (0.22)            --             --        (1.22)
                                            ------        ------         ------         ------       ------
                                            $(0.67)       $(1.15)        $(0.04)        $(0.19)      $(2.05)
                                            ------        ------         ------         ------       ------

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

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report inasmuch as Pactiv Corporation will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Shareholders of Pactiv Corporation to be held on May 17, 2001, at which meeting the shareholders will vote upon the election of directors. The information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference. Certain information regarding the executive officers of the company is set forth in Item 4.1, "Executive Officers of the Registrant," above.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index of Financial Statements of Pactiv Corporation and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                              PAGE
                                                              ----
Schedule II -- Valuation and qualifying accounts -- three
  years ended December 31, 2000.............................   55
SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I -- Condensed financial information of
  registrant................................................
Schedule III -- Real estate and accumulated depreciation....
Schedule IV -- Mortgage loans on real estate................
Schedule V -- Supplemental information concerning
  property -- casualty insurance operations.................

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

                  COLUMN A                      COLUMN B           COLUMN C            COLUMN D    COLUMN E
---------------------------------------------  ----------   -----------------------   ----------   ---------
                                                                   ADDITIONS
                                                            -----------------------
                                               BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                               BEGINNING    COSTS AND      OTHER                   AT END OF
                 DESCRIPTION                    OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS     YEAR
                 -----------                   ----------   ----------   ----------   ----------   ---------
Allowance for doubtful accounts
  Year ended December 31, 2000...............     $11          $13          $--          $ 7          $17
  Year ended December 31, 1999...............      11           --           --           --           11
  Year ended December 31, 1998...............      11            5           --            5           11

REPORTS ON FORM 8-K

     The company filed no reports on Form 8-K during the quarter ended December 31, 2000.

INDEX OF EXHIBITS

     The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (exhibits designated with an asterisk are filed with this report; all other exhibits are incorporated by reference):

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   2          Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
              Pactiv Corporation's Current Report on Form 8-K dated
              November 11, 1999, File No. 1-15157).
   3.1        Restated Certificate of Incorporation of the registrant
              (incorporated herein by reference to Exhibit 3.1 to
              PactivCorporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   3.2        Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.1        Specimen Stock Certificate of Pactiv Corporation Common
              Stock (incorporated herein by reference to Exhibit 4.1 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999,File No. 1-15157).
   4.2        Qualified Offer Plan Rights Agreement, dated as of November
              4, 1999, by and between the registrant and First Chicago
              Trust Company of New York, as Rights Agent (incorporated
              herein by reference to Exhibit 4.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.3(a)     Indenture, dated September 29, 1999, by and between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.1 to Tenneco
              Packaging Inc.'s Registration Statement on Form S-4, File
              No. 333-82923).
   4.3(b)     First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(b) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)     Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(c) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)     Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(d) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(e)     Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(e) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(f)     Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(f) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   4.4        Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
              Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
   9          None.
  10.1        Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
              herein by reference to Exhibit 16.1 to Tenneco Inc.'s
              Current Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.2        Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
              Report on Form 8-K dated November 4, 1999, File No. 12387).
  10.3        Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
              registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
              for quarterly period ended September 30, 1999, File No.
              1-12387).
  10.4        Trademark Transition License Agreement, dated as of November
              4, 1999, by and between Tenneco Inc. and the registrant
              (incorporated herein by reference to Exhibit 10.4 to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
  10.5        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Executive Incentive Compensation Plan (incorporated
              herein by reference to Exhibit 10.5 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.6        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.7        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Change in Control Severance Benefit Plan for Key
              Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.8        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Deferred Compensation Plan (incorporated herein by
              reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.9        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Stock Ownership Plan (incorporated herein by reference to Exhibit 10.9 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.10       Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
              Shipbuilding Inc. (incorporated herein by reference to
              Exhibit 10.28 of Tenneco Inc.'s Form 10, File No. 1-12387).
  10.11       Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.12       Tenneco Rabbi Trust Agreement (incorporated herein by
              reference to Exhibit 10.12 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.13(a)    Contribution Agreement, dated as of January 25, 1999, by and among the registrant, PCA Holdings LLC and Packaging
              Corporation of America (the "Contribution Agreement")
              (incorporated herein by reference to Exhibit 10.30 to
              Tenneco Inc.'s Current Report on Form 8-K dated April 12,
              1999, File 1-12387).
  10.13(b)    Letter Agreement, dated as of April 12, 1999, by and among the registrant, PCA Holdings LLC and Packaging Corporation of America, amending the Contribution Agreement
              (incorporated herein by reference to Exhibit 10.31 to
              Tenneco Inc.'s Current Report on Form 8-K dated April 12,
              1999, File No 1-12387).
  10.14       Stockholders Agreement, as amended, dated as of April 12,
              1999, by and among the registrant, PCA Holdings LLC and
              Packaging Corporation of America (incorporated herein by
              reference to Exhibit 10.32 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
  10.15       Registration Rights Agreement, as amended, dated as of April
              12, 1999, by and among the registrant, PCA Holdings LLC and
              Packaging Corporation of America (incorporated herein by
              reference to Exhibit 10.33 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
  10.16       Release Agreement dated as of October 18, 1999, by and
              between Dana G. Mead and Tenneco Management Company, and
              Modification of Release Agreement dated as of October 18,
              1999, by and among Dana G. Mead, Tenneco Inc. and Tenneco
              Management Company (incorporated herein by reference to
              Exhibit 10.18 to Tenneco Automotive Inc.'s Quarterly Report
              on Form 10-Q for quarterly period ended September 30,
              1999,File No. 1-12387).
  10.17       Employment Agreement, dated as of March 11, 1997, by and
              between Richard L. Wambold and Tenneco Inc. (incorporated
              herein by reference to Exhibit 10.17 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.18       Short Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.4 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.18(a)    First Amendment, dated as of September 27, 2000, among the registrant, various financial institutions, and Bank of
              America, N.A., as Administrative Agent, amending the Short
              Term Credit Agreement (incorporated herein by reference to
              Exhibit 10.18(a) to Pactiv's Quarterly Report on Form 10-Q
              for the quarter ended September 30, 2000, File No. 1-15157).
  10.19       Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.20       Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.21       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America. (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.22       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.23       Agreement and General Release dated January 28, 2000,
              between the registrant and Paul J. Griswold (incorporated by reference to Exhibit 10.23 to Pactiv Corporation's Annual
              Report on Form 10-K for the year ended December 31, 1999,
              File No. 1-15157).
  11          None.
 *12          Computation of Ratio of Earnings to Fixed Charges.
  13          None.
  15          None.
  16          None.
  18          None.
 *21          List of subsidiaries of Pactiv Corporation.
  22          None.
 *23          Consent of Arthur Andersen LLP.
 *24          Powers of Attorney for the following directors and officers of Pactiv Corporation: Mark Andrews, Larry D. Brady, Robert
              J. Darnall, Mary R. (Nina) Henderson, Roger B. Porter, Paul
              T. Stecko, Richard L. Wambold.
  99          None.

---------------
* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PACTIV CORPORATION

                                          By: /s/ RICHARD L. WAMBOLD*
                                            ------------------------------------
                                                  Richard L. Wambold
                                                  Chairman, President and
                                                  Chief Executive Officer

Date: March 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----

/s/ RICHARD L. WAMBOLD*                        Chairman, President, Chief Executive   March 28, 2001
---------------------------------------------    Officer and Director (principal
      Richard L. Wambold                         executive officer)

/s/ ANDREW A. CAMPBELL                         Senior Vice President and Chief        March 28, 2001
---------------------------------------------    Financial Officer (principal
      Andrew A. Campbell                         financial and accounting officer)

/s/ MARK ANDREWS*                              Director                               March 28, 2001
---------------------------------------------
      Mark Andrews

/s/ LARRY D. BRADY*                            Director                               March 28, 2001
---------------------------------------------
      Larry D. Brady

/s/ ROBERT J. DARNALL*                         Director                               March 28, 2001
---------------------------------------------
      Robert J. Darnall

/s/ MARY R. (NINA) HENDERSON*                  Director                               March 28, 2001
---------------------------------------------
      Mary R. (Nina) Henderson

/s/ ROGER B. PORTER*                           Director                               March 28, 2001
---------------------------------------------
      Roger B. Porter

/s/ PAUL T. STECKO*                            Director                               March 28, 2001
---------------------------------------------
      Paul T. Stecko

*By: /s/ JAMES V. FAULKNER, JR.                                                       March 28, 2001
-----------------------------------------
           James V. Faulkner, Jr.
           Attorney-in-fact