Form 10-Q
period 2001-04-01
PACTIV CORP
filed 2001-05-15
CIK 1089976

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Common stock, par value $0.01 per share: 158,723,745 shares as of April 30, 2001. (See Notes to Financial Statements.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of the company (as defined), business strategies for its operations, and cost savings from its restructuring efforts, all of which are subject to risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) and phrases such as "will", "anticipate", "intend", "estimate", "expect", and similar terms (and variations thereof) and phrases.

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

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income.......................    3
     Condensed Consolidated Statement of Financial
      Position..............................................    4
     Condensed Consolidated Statement of Cash Flows.........    5
     Notes to Financial Statements (Unaudited)..............    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   11
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   15
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings*................................   17
  Item 2. Changes in Securities*............................   17
  Item 3. Defaults Upon Senior Securities*..................   17
  Item 4. Submission of Matters to a Vote of Security
     Holders*...............................................   17
  Item 5. Other Information*................................   17
  Item 6. Exhibits and Reports on Form 8-K..................   17

------------------------

* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

(In millions, except share and per share data)                      2001            2000
FOR THE THREE MONTHS ENDED MARCH 31                             ------------    ------------
SALES.......................................................    $        695    $        738
                                                                ------------    ------------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and amortization....             489             539
  Selling, general, and administrative......................              80              77
  Depreciation and amortization.............................              45              45
  Other (income) expense, net...............................               1              (7)
                                                                ------------    ------------
                                                                         615             654
                                                                ------------    ------------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST..................................................              80              84
  Interest expense, net of interest capitalized.............              29              34
  Income tax expense........................................              21              21
  Minority interest.........................................               1              --
                                                                ------------    ------------
INCOME FROM CONTINUING OPERATIONS...........................              29              29
Income from discontinued operations, net of income tax......               4             134
                                                                ------------    ------------
NET INCOME..................................................    $         33    $        163
                                                                ============    ============
EARNINGS PER SHARE
Average number of shares of common stock outstanding
  Basic.....................................................     158,360,957     167,747,692
  Diluted...................................................     158,644,054     167,794,941
Basic and diluted earnings per share of common stock
  Continuing operations.....................................    $       0.18    $       0.17
  Discontinued operations...................................            0.02            0.80
                                                                ------------    ------------
                                                                $       0.20    $       0.97
                                                                ============    ============

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                MARCH 31, 2001    DECEMBER 31, 2000
(In millions, except share data)                                --------------    -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................        $   14             $   26
  Restricted cash...........................................            17                 --
  Accounts and notes receivable
     Trade, less allowances of $11 and $17 at the respective
       dates................................................           261                275
     Income taxes...........................................             9                 38
     Other..................................................            13                 82
  Inventories
     Finished goods.........................................           243                238
     Work in process........................................            48                 55
     Raw materials..........................................            67                 76
     Other materials and supplies...........................            32                 32
  Other.....................................................            76                 78
                                                                    ------             ------
  Total current assets......................................           780                900
                                                                    ------             ------
Property, plant, and equipment, net.........................         1,256              1,231
                                                                    ------             ------
Other assets
  Goodwill and intangibles, net.............................           932                940
  Pension assets, net.......................................           971                945
  Other.....................................................           109                135
                                                                    ------             ------
  Total other assets........................................         2,012              2,020
Net assets of discontinued operations.......................            52                 72
                                                                    ------             ------
TOTAL ASSETS................................................        $4,100             $4,223
                                                                    ======             ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
    debt....................................................        $   19             $   13
  Accounts payable..........................................           218                233
  Interest accrued..........................................            36                 14
  Other.....................................................           212                252
                                                                    ------             ------
  Total current liabilities.................................           485                512
                                                                    ------             ------
Long-term debt..............................................         1,443              1,560
                                                                    ------             ------
Deferred income taxes.......................................           489                474
                                                                    ------             ------
Deferred credits and other liabilities......................           120                116
                                                                    ------             ------
Minority interest...........................................            22                 22
                                                                    ------             ------
Shareholders' equity
  Common stock (158,517,897 and 158,176,937 shares issued
     and outstanding, after deducting 11,759,094 and
     11,761,094 shares held in treasury, at the respective
     dates).................................................             2                  2
  Premium on common stock and other capital surplus.........         1,386              1,383
  Accumulated other comprehensive income (loss).............           (31)                 3
  Retained earnings.........................................           184                151
                                                                    ------             ------
  Total shareholders' equity................................         1,541              1,539
                                                                    ------             ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................        $4,100             $4,223
                                                                    ======             ======

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                2001          2000
FOR THE THREE MONTHS ENDED MARCH 31 (In millions)              ------        ------
OPERATING ACTIVITIES
Income from continuing operations...........................    $  29         $  29
Adjustments to reconcile income from continuing operations
  to cash provided (used) by continuing operations:
  Depreciation and amortization.............................       45            45
  Deferred income taxes.....................................       12            14
  Pension income............................................      (27)          (27)
  Net working capital.......................................      (20)          (70)
  Other.....................................................       16             7
                                                                -----         -----
Cash provided (used) by operating activities................       55            (2)
                                                                -----         -----
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....       11           394
Net proceeds from sale of businesses and assets.............       73            44
Expenditures for property, plant, and equipment.............      (30)          (38)
Acquisitions of businesses and assets.......................      (13)           --
                                                                -----         -----
Cash provided by investing activities.......................       41           400
                                                                -----         -----
FINANCING ACTIVITIES
Issuance of common stock....................................        4             4
Purchase of common stock....................................       --           (16)
Issuance of long-term debt..................................       --            16
Retirement of long-term debt................................     (117)         (102)
Net increase (decrease) in short-term debt, excluding
  current maturities of long-term debt......................        6          (300)
                                                                -----         -----
Cash used by financing activities...........................     (107)         (398)
                                                                -----         -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................       (1)           (1)
                                                                -----         -----
DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS.............      (12)           (1)
Cash and temporary cash investments, January 1..............       26            12
                                                                -----         -----
CASH AND TEMPORARY CASH INVESTMENTS, MARCH 31...............    $  14         $  11
                                                                =====         =====

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income for the three-month periods ended March 31, 2001, and 2000, the Condensed Consolidated Statement of Financial Position at March 31, 2001, and the Condensed Consolidated Statement of Cash Flows for the three-month periods ended March 31, 2001, and 2000, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. It is presumed that users of the accompanying interim financial information have read, or have access to, the company's audited financial statements for the preceding year. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2000. Certain amounts in the prior year's financial statements have been reclassified to conform with the presentation used in 2001.

NOTE 2. CHANGES IN ACCOUNTING PRINCIPLES

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS No. 133, as amended, requires that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value and that changes in derivative instruments' fair value be recognized currently in earnings unless specific hedge-accounting criteria are met. The company adopted SFAS 133, as amended, on January 1, 2001. In accordance with the transition provisions of SFAS 133, the company was not required to record a transition adjustment, and the adoption of SFAS 133 did not have a material effect on the earnings or statement of financial position of the company.

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income-statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Upon adopting EITF No. 00-14, which is required effective with the fourth quarter of 2001, the company will be required to reclassify as deductions from sales certain expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for the first quarter of 2001 and 2000, sales and selling, general, and administrative costs would have been reduced by $5 million and $4 million, respectively.

     In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. This consensus requires that certain rebate offers and free products that are delivered subsequent to a single exchange transaction be recognized when incurred and reported as a reduction of sales. The impact of this issue, which the company adopted in the first quarter of 2001, on the company's consolidated financial statements was immaterial.

     In April 2001, the EITF reached a consensus on Issue No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. This consensus requires that consideration provided by a vendor to a purchaser of the vendor's products be recognized as a reduction of sales, except in those instances where an identifiable and measurable benefit is or will be received by the vendor from the purchaser. Upon adopting Issue No. 00-25, which is required effective with the fourth quarter of 2001, the company will be required to reclassify as deductions from sales certain expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for the first quarter of 2001 and 2000, sales and selling, general, and administrative costs would have been reduced by approximately $9 million and $11 million, respectively.

NOTE 3. RESTRUCTURING

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

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of these assets. The remaining $26 million charge reflected the adoption of a restructuring plan to realign operations and exit low-margin businesses in the company's Protective and Flexible Packaging segment. Specifically, this charge was related to (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for the European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and market estimates of fair value. The cash cost of executing the fourth-quarter 2000 restructuring plan will amount to approximately $15 million, which will be incurred in 2001, principally for severance and lease termination obligations.

     Activity related to the 2000 restructuring plan is shown in the following table.

                                                                SEVERANCE    OTHER    TOTAL
(In millions)                                                   ---------    -----    -----
Balance at December 31, 2000................................       $12        $ 5      $17
Cash payments...............................................        (2)        --       (2)
                                                                   ---        ---      ---
Balance at March 31, 2001...................................       $10        $ 5      $15
                                                                   ---        ---      ---

     As a result of these restructurings, an estimated $70 million of savings was realized in 2000, and an additional $16 million is expected to be realized in 2001 ($10 million) and 2002 ($6 million), primarily reflecting lower cost of sales and selling, general, and administrative costs.

NOTE 4. DISPOSITIONS AND DISCONTINUED OPERATIONS

     In February 2000, the company sold 85% of its interest in Packaging Corporation of America (PCA) and used the net proceeds of $398 million primarily to repay debt. The company recorded a related gain of $224 million, $134 million after tax, or $0.80 per share. As a result, the company's equity interest in PCA was reduced to 6%. In the first quarter of 2001, the company sold a portion of its remaining interest in PCA and recorded a related gain of $8 million, $4 million after tax, or $0.02 per share. The company's remaining interest in PCA is recorded at fair market value, with changes therein reflected in other comprehensive income. See note 10 for additional information regarding the company's investment in PCA.

     In December 1999, the company entered into an agreement to sell its aluminum foil reroll facility in Clayton, New Jersey, and its aluminum packer-processor facility in Shelbyville, Kentucky, for $44 million. The company recorded a related gain of $5 million ($3 million after tax, or $0.02 per share) in the first quarter of 2000 and used the proceeds from the transaction primarily to repay debt.

NOTE 5. DEBT

     At the time of the company's spin-off from Tenneco Inc., which occurred in November 1999, the company exercised its right to make a one-time draw under a $1.5 billion term-loan facility in the amount of $300 million at a floating-interest rate based on LIBOR, adjusted for reserve requirements, plus a specified margin. All amounts borrowed under this facility were repaid in the first quarter of 2000 following the company's sale of the majority of its interest in PCA.

     In conjunction with the spin-off, the company entered into a five-year, $750 million revolving-credit agreement and a 364-day, $250 million revolving-credit agreement. Effective September 27, 2000, the 364-day revolving-credit agreement was extended for an additional 364-day period, and total availability under the agreement was increased to $300 million, of which $265 million has been committed.

NOTE 6. EARNINGS PER SHARE

     Earnings from continuing operations per share of common stock outstanding was computed as follows.

(In millions, except share and per-share data)                      2001            2000
THREE MONTHS ENDED MARCH 31,                                    ------------    ------------
BASIC EARNINGS PER SHARE
  Income from continuing operations.........................    $         29    $         29
                                                                ------------    ------------
  Average number of shares of common stock outstanding......     158,360,957     167,747,692
                                                                ------------    ------------
  Basic earnings from continuing operations per share.......    $       0.18    $       0.17
                                                                ------------    ------------
DILUTED EARNINGS PER SHARE
  Income from continuing operations.........................    $         29    $         29
                                                                ------------    ------------
  Average number of shares of common stock outstanding......     158,360,957     167,747,692
  Effect of dilutive securities on average number of shares
     of common stock outstanding
     Restricted stock.......................................          12,227              --
     Stock options..........................................         111,319              59
     Performance shares.....................................         159,551          47,190
                                                                ------------    ------------
  Average number of shares of common stock outstanding
     including dilutive securities..........................     158,644,054     167,794,941
                                                                ------------    ------------
  Diluted earnings from continuing operations per share.....    $       0.18    $       0.17
                                                                ------------    ------------

     In November 1999, the company established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust, which were issued to it in January 2000. This so-called "rabbi trust" is designed to assure payment of deferred compensation and supplemental pension benefits. These shares are not considered to be outstanding.

NOTE 7. SEGMENT INFORMATION

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective packaging markets such as electronics, automotive, furniture, and e-commerce and for flexible packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; Other, which relates to corporate and administrative service operations and pension-plan income and expense.

     The following table sets forth certain segment information.

                                               SEGMENT
                               ----------------------------------------
                                CONSUMER AND      PROTECTIVE                   RECLASSIFICATIONS
                                FOODSERVICE/     AND FLEXIBLE                         AND
                               FOOD PACKAGING     PACKAGING      OTHER           ELIMINATIONS       TOTAL
(In millions)                  --------------    ------------    ------        -----------------    ------
AT MARCH 31, 2001, AND FOR
  THE THREE MONTHS THEN ENDED
Sales to external
  customers..................      $  484           $  211       $   --              $  --          $  695
Income before interest,
  income taxes, and minority
  interest...................          57                9           14(a)              --              80
Income from discontinued
  operations, net............          --               --            4                 --               4
Total assets.................       2,021              755        1,458(b)            (134)          4,100
Net assets of discontinued
  operations.................          --               --           52                 --              52

AT MARCH 31, 2000, AND FOR
  THE THREE MONTHS THEN ENDED
Sales to external
  customers..................      $  518           $  220       $   --              $  --          $  738
Income before interest,
  income taxes, and minority
  interest...................          59               10           15(a)              --              84
Income from discontinued
  operations, net............          --               --          134                 --             134
Total assets.................       2,147              895        1,380(b)            (104)          4,318
Net assets of discontinued
  operations.................          --               --           50                 --              50

(a) Includes pension-plan income and unallocated corporate expenses.

(b) Includes assets related to pension plans (net) and administrative service operations.

NOTE 8. RESTRICTED CASH

     The company, as a condition of the sale of its packaging polyethylene business, entered into a transition services agreement with the purchaser of such business whereby the company, on an interim basis, continues to collect cash related to sales of its divested packaging polyethylene business. Such amounts ($17 million at March 31, 2001) are classified as restricted cash.

NOTE 9. ACCOUNTS AND NOTES RECEIVABLE

     The company sells trade receivables ($95 million, $120 million, and $91 million at March 31, 2001, December 31, 2000, and March 31, 2000, respectively) to a third party in the ordinary course of business. Such sales are reflected as a reduction of accounts and notes receivable in the statement of financial position, and related proceeds are included in cash provided (used) by operating activities in the statement of cash flows. Discounts and fees related to these sales ($3 million and $2 million in first quarter of 2001 and 2000, respectively) are included in other income (expense) in the statement of income. The company has no retained interest in any of the sold receivables.

NOTE 10. SUBSEQUENT EVENTS

     In April 2001, the company sold its remaining interest in PCA for $76 million, which will be primarily used to repay debt.

     The above notes are an integral part of the foregoing financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     Financial statements for all periods presented herein have been prepared on a consolidated basis in accordance with generally accepted accounting principles. Certain amounts in prior year's financial statements have been reclassified to conform with the presentation used in 2001.

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective packaging markets such as electronics, automotive, furniture, and e-commerce and for flexible packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; Other, which relates to corporate and administrative service operations and pension-plan income and expense.

RESTRUCTURING AND OTHER

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

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of these assets. The remaining $26 million charge reflected the adoption of a restructuring plan to realign operations and exit low-margin businesses in the company's Protective and Flexible Packaging segment. Specifically, this charge was related to (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for the European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and market estimates of fair value. The cash cost of executing the fourth-quarter 2000 restructuring plan will amount to approximately $15 million, which will be incurred in 2001, principally for severance and lease termination obligations.

     An estimated $70 million of savings was realized in 1999 and 2000, and an additional $16 million is expected to be realized in 2001 ($10 million) and 2002 ($6 million), primarily reflecting lower cost of sales and selling, general, and administrative costs.

     See note 3 for additional information related to the company's restructuring program.

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                                FIRST QUARTER
(Dollars in millions)                                           --------------
                                                                2001     2000     CHANGE
                                                                ----     ----     ------
Consumer and Foodservice/Food Packaging.....................    $484     $518     (6.6)%
Protective and Flexible Packaging...........................     211      220      (4.1)
                                                                ----     ----
Total.......................................................    $695     $738     (5.8)%
                                                                ----     ----

     Sales declined $43 million, or 5.8%, versus the prior year. Excluding the negative impact of foreign-currency exchange rates, divestitures, and discontinued product lines, sales increased 2.3% versus the same period last year, driven primarily by increases in Hefty (R) consumer products as well as growth in home-meal-replacement product lines.

     Sales for the Consumer and Foodservice/Food Packaging segment were down $34 million, or 6.6%, from the first quarter of 2000. Excluding the negative effect of foreign-currency exchange rates, divestitures, and discontinued product lines, sales for this segment rose 3.3% versus last year, primarily because of volume growth in Hefty (R) consumer products and home-meal-replacement markets, and the carryover effect of 2000 price increases. Sales of protective and flexible products declined $9 million, or 4.1%, compared with 2000. Excluding the negative impact of foreign-currency exchange rates and businesses divested in 2000, sales for this segment were flat, as an increase in volume in Europe was offset by an economy-related decline in North American sales.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

                                                                FIRST QUARTER
(Dollars in millions)                                           ---------------
                                                                2001       2000    CHANGE
                                                                ----       ----    ------
Consumer and Foodservice/Food Packaging.....................    $57        $59      (3.4)%
Protective and Flexible Packaging...........................      9         10      (10.0)
Other.......................................................     14         15       (6.7)
                                                                ---        ---
Total.......................................................    $80        $84      (4.8)%
                                                                ---        ---

     Operating income in 2000 included $5 million of gain on the sale of a business. Excluding the effect of this unusual item, operating income by segment was as follows:

                                                                 FIRST QUARTER
                   (Dollars in millions)                        ---------------
                                                                2001       2000    CHANGE
                                                                ----       ----    ------
Consumer and Foodservice/Food Packaging.....................    $57        $54       5.6 %
Protective and Flexible Packaging...........................      9         10      (10.0)
Other.......................................................     14         15       (6.7)
                                                                ---        ---
Total.......................................................    $80        $79       1.3 %
                                                                ---        ---

     Operating income before unusual items was $80 million in 2001, an increase of $1 million, or 1.3%, from 2000. The improvement was driven principally by the favorable impact of selling price increases put into effect in 2000 and higher volume, offset partially by higher conversion costs and increased selling, general, and administrative expenses.

     Operating income before unusual items for the Consumer and Foodservice/Food Packaging segment increased $3 million, or 5.6%, in 2001, driven principally by 2000 selling price increases and volume growth in consumer products, offset, in part, by higher conversion and raw material costs and increased selling, general, and administrative costs.

     Operating income for the Protective and Flexible Packaging segment declined $1 million, or 10.0%, from 2000. This decline was caused mainly by lower North American volume and higher overall conversion costs, offset, in part, by the favorable impact of 2000 price increases and increased European volume.

     Operating income for the Other segment decreased $1 million, or 6.7%, from 2000, primarily because of an increase in unallocated corporate overhead costs.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $29 million in 2001, down $5 million, or 14.7%, from 2000, principally because of a decline in borrowings.

     Income Taxes

     The company's effective tax rate for 2001 was 41.7%, compared with 42.0% for the same period in 2000.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $29 million, or $0.18 per share, in 2001, compared with $29 million, or $0.17 per share, in the first quarter of 2000. Excluding the impact of the first quarter 2000 gain on the sale of a business, net income from continuing operations rose $3 million, or $0.03 per share, versus 2000.

DISCONTINUED OPERATIONS

     In the first quarter of 2001, the company recorded income from discontinued operations, net of income tax, of $4 million, or $0.02 per share, which represented the after-tax gain on the sale of a portion of the company's remaining holdings of PCA stock (see note 10 for additional information regarding the company's holdings of PCA stock). In the first quarter of 2000, the company recorded income from discontinued operations, net of income tax, of $134 million, or $0.80 per share, which represented the gain on the February 2000 sale of the majority of the company's equity interest in PCA.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

(Dollars in millions)
                                                               MARCH 31,      DECEMBER 31,
                                                                 2001             2000          CHANGE
                                                               ---------      ------------      ------
Short-term debt, including current maturities of long-term
  debt.....................................................     $   19           $   13         $   6
Long-term debt.............................................      1,443            1,560          (117)
                                                                ------           ------         -----
Total debt.................................................      1,462            1,573          (111)
Minority interest..........................................         22               22            --
Shareholders' equity.......................................      1,541            1,539             2
                                                                ------           ------         -----
                                                                $3,025           $3,134         $(109)
                                                                ------           ------         -----

     The company's ratio of debt to total capitalization was 48.3% and 50.2% at March 31, 2001, and December 31, 2000, respectively. Total borrowings declined $111 million during 2001, as proceeds from the sale of the discontinued polyethylene business and PCA stock and free cash flow were used to repay debt.

     Shareholders' equity increased $2 million in 2001, primarily as a result of the recording of income from continuing and discontinued operations of $29 million and $4 million, respectively, offset partially by an unfavorable foreign currency translation adjustment and a decrease in unrealized gains related to PCA stock.

     Cash Flows

                                                                   FIRST QUARTER
(In millions)                                                     ----------------
                                                                  2001       2000
                                                                  -----      -----
Cash provided (used) by:
  Operating activities......................................      $  55      $  (2)
  Investing activities......................................         41        400
  Financing activities......................................       (107)      (398)

     Cash provided by operating activities was $55 million in 2001, versus a use of cash of $2 million in the same period last year. The $57 million increase was driven mainly by improvements in working capital management.

     Investing activities generated cash aggregating $41 million in 2001 and $400 million in the same period of 2000. The $41 million generated in 2001 principally represented proceeds from the sale of the company's packaging polyethylene business and the sale of a portion of its remaining interest in PCA, offset, in part, by expenditures for property, plant, and equipment and the acquisition of assets from a former joint-venture partner. The $400 million provided in 2000 was driven principally by the receipt of proceeds from the sale of 85% of the company's interest in PCA.

     Cash used by financing activities was $107 million in 2001 and $398 million in 2000, driven primarily by the retirement of debt in both periods.

     Allowance for Bad Debts

     The company's allowance for bad debts totaled $11 million at March 31, 2001 compared to $17 million at December 31, 2000. This $6 million decrease was due to clearing old, uncollectable receivables for which reserves had been established in prior years, and the related clearing of allowances for bad debts, the combined effect of which had no impact on net income or free cash flow for the first quarter ended March 31, 2001.

     Capital Commitments

     Open commitments for authorized expenditures totaled approximately $143 million at March 31, 2001. It is anticipated that the majority of these expenditures will be funded over the next twelve months from existing cash and short-term investments, internally generated cash, and borrowings.

     Liquidity

     The company's management believes that cash flow from operations, along with available borrowing capacity under its credit facilities, will be sufficient to meet capital requirements. See note 5 for additional information concerning liquidity.

CHANGES IN ACCOUNTING PRINCIPLES

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. SFAS No. 133, as amended, requires that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value and that changes in derivative instruments' fair value be recognized currently in earnings unless specific hedge-accounting criteria are met. The company adopted SFAS 133, as amended, on January 1, 2001. In accordance with the transition provisions of SFAS 133, the company was not required to record a transition adjustment, and the adoption of SFAS 133 did not have a material effect on the earnings or statement of financial position of the company.

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income-statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Upon adopting EITF No. 00-14, which is required effective with the fourth quarter of 2001, the company will be required to reclassify as deductions from sales certain expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for the first quarter of 2001 and 2000, sales and selling, general, and administrative costs would have been reduced by $5 million and $4 million, respectively.

     In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. This consensus requires that certain rebate offers and free products that are delivered subsequent to a single exchange transaction be recognized when incurred and reported as a reduction of sales. The impact of this issue, which the company adopted in the first quarter of 2001, on the company's consolidated financial statements was immaterial.

     In April 2001, the EITF reached a consensus on Issue No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. This consensus requires that consideration provided by a vendor to a purchaser of the vendor's products be recognized as a reduction of sales, except in those instances where an identifiable and measurable benefit is or will be received by the vendor from the purchaser. Upon adopting Issue No. 00-25, which is required effective with the fourth quarter of 2001, the company will be required to reclassify as deductions from sales certain expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for the first quarter of 2001 and 2000, sales and selling, general, and administrative costs would have been reduced by approximately $9 million and $11 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at March 31, 2001, all of which will mature in 2001.

                                                 NOTIONAL AMOUNT      WEIGHTED-AVERAGE    NOTIONAL AMOUNT
                                               IN FOREIGN CURRENCY    SETTLEMENT RATE     IN U.S. DOLLARS
(In millions, except settlement rates)         -------------------    ----------------    ---------------
Euros
  -- Purchase..............................            131                 0.878                115
  -- Sell..................................           (258)                0.878               (227)
Canadian dollars
  -- Purchase..............................             20                 0.634                 13
  -- Sell..................................            (24)                0.634                (15)
British pounds
  -- Purchase..............................             30                 1.416                 43
  -- Sell..................................            (43)                1.416                (61)
U.S. dollars
  -- Purchase..............................            279                 1.000                279
  -- Sell..................................           (138)                1.000               (138)

     Interest Rates

     The company is exposed to interest-rate risk on certain of its debt instruments, in that it utilizes revolving-credit facilities that bear interest at a floating rate based on LIBOR. In addition, the company has issued public-debt securities with fixed interest rates and original maturity dates ranging from six to 28 years.

     At the end of the first quarter of 2001, the company entered into interest rate swap agreements ("swaps") which effectively convert floating-rate debt on its synthetic lease obligations to fixed-rate debt. This action was taken primarily to reduce the company's exposure to interest-rate risk. These swaps are accounted for as cash flow hedges, with changes in value recorded as a component of accumulated other comprehensive income on the balance sheet.

                          PART II -- OTHER INFORMATION

ITEMS 1-5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     The exhibits filed herewith are designated with an asterisk in the following index; all other exhibits are incorporated by reference:

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
  10.1           Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
                 herein by reference to Exhibit 16.1 to Tenneco Inc.'s
                 Current Report on Form 8-K dated November 4, 1999, File No.
                 1-12387).
  10.2           Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
                 Report on Form 8-K dated November 4, 1999, File No. 12387).
  10.3           Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
                 registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
                 for quarterly period ended September 30, 1999, File No.
                 1-12387).
  10.4           Trademark Transition License Agreement, dated as of November
                 4, 1999, by and between Tenneco Inc. and the registrant
                 (incorporated herein by reference to Exhibit 10.4 to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
  10.5           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Executive Incentive Compensation Plan (incorporated
                 herein by reference to Exhibit 10.5 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
  10.6           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
  10.7           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Change in Control Severance Benefit Plan for Key
                 Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-15157).
  10.8           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Deferred Compensation Plan (incorporated herein by
                 reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.9           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Stock Ownership Plan (incorporated herein by reference to Exhibit 10.9 to Pactiv Corporation's Quarterly Report
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-15157).
  10.10          Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
                 Shipbuilding Inc. (incorporated herein by reference to
                 Exhibit 10.28 of Tenneco Inc.'s Form 10, File No. 1-12387).
  10.11          Pactiv Corporation Rabbi Trust (incorporated herein by
                 reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.12          Tenneco Rabbi Trust Agreement (incorporated herein by
                 reference to Exhibit 10.12 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.13(a)       Contribution Agreement, dated as of January 25, 1999, by and among the registrant, PCA Holdings LLC and Packaging
                 Corporation of America (the 'Contribution
                 Agreement')(incorporated herein by reference to Exhibit
                 10.30 to Tenneco Inc.'s Current Report on Form 8-K dated
                 April 12, 1999, File No. 1-12387).
  10.13(b)       Letter Agreement, dated as of April 12, 1999, by and among the registrant, PCA Holdings LLC and Packaging Corporation of America, amending the Contribution Agreement
                 (incorporated herein by reference to Exhibit 10.31 to
                 Tenneco Inc.'s Current Report on Form 8-K dated April 12,
                 1999, File No. 1-12387).
  10.14          Stockholders Agreement, as amended, dated as of April 12,
                 1999, by and among the registrant, PCA Holdings LLC and
                 Packaging Corporation of America (incorporated herein by
                 reference to Exhibit 10.32 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
  10.15          Registration Rights Agreement, as amended, dated as of April
                 12, 1999, by and among the registrant, PCA Holdings LLC and
                 Packaging Corporation of America (incorporated herein by
                 reference to Exhibit 10.33 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
  10.16          Release Agreement dated as of October 18, 1999, by and
                 between Dana G. Mead and Tenneco Management Company, and
                 Modification of Release Agreement dated as of October 18,
                 1999, by and among Dana G. Mead, Tenneco Inc. and Tenneco
                 Management Company (incorporated herein by reference to
                 Exhibit 10.18 to Tenneco Automotive Inc.'s Quarterly Report
                 on Form 10-Q for quarterly period ended September 30, 1999,
                 File No. 1-12387).
  10.17          Employment Agreement, dated as of March 11, 1997, by and
                 between Richard L. Wambold and Tenneco Inc. (incorporated
                 herein by reference to Exhibit 10.17 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
  10.18          Short Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
                 Administrative Agent, Credit Suisse First Boston, as
                 Syndication Agent, Bank One, NA and Banque Nationale de
                 Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.4 to Tenneco Packaging Inc.'s Registration
                 Statement on Form S-4, File No. 333-82923).
  10.18(a)       First Amendment, dated as of September 27, 2000, among the registrant, various financial institutions, and Bank of
                 America, N.A., as Administrative Agent, amending the Short
                 Term Credit Agreement (incorporated herein by reference to
                 Exhibit 10.18(a) to Pactiv's Quarterly Report on Form 10-Q
                 for the quarter ended September 30, 2000, File No. 1-15157).
  10.19          Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
                 Administrative Agent, Credit Suisse First Boston, as
                 Syndication Agent, Bank One, NA and Banque Nationale de
                 Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
                 Statement on Form S-4, File No. 333-82923).
  10.20          Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.21          Letter of Agreement dated September 10, 1999, by and among
                 Tenneco Inc., Bank of America, N.A., and Bank of America
                 Securities LLC, related to Term Loan Agreement, dated as of
                 November 3, 1999, by and between the registrant and Bank of
                 America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-15157).
  10.22          Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
                 institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-15157).
  10.23          Agreement and General Release dated January 28, 2000,
                 between the registrant and Paul J. Griswold (incorporated by reference to Exhibit 10.23 to Pactiv Corporation's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-15157).
  11             None.
 *12             Computation of Ratio of Earnings to Fixed Charges.
  13             None
  15             None
  16             None
  18             None.
  19             None.
  22             None.
  23             None.
  99             None.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PACTIV CORPORATION

                                          By: /s/ ANDREW A. CAMPBELL
                                            ------------------------------------
                                            Andrew A. Campbell
                                            Senior Vice President and Chief
                                              Financial Officer
                                            (principal financial and accounting
                                              officer)

Date: May 15, 2001