Form 10-Q
period 2001-06-30
PACTIV CORP
filed 2001-08-10
CIK 1089976

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-15157
                            ------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Common stock, par value $0.01 per share: 158,966,749 as of July 31, 2001. (See Notes to Financial Statements.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the prospects and developments of Pactiv Corporation (the company), business strategies for its operations, and cost savings from its restructuring efforts, all of which are subject to risks and uncertainties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." These forward-looking statements are identified as "forward-looking statements" or by their use of terms (and variations thereof) and phrases such as "will", "anticipate", "intend", "estimate", "expect", and similar terms (and variations thereof) and phrases.

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

     The company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include the following: (i) changes in consumer demand and prices;
(ii) material substitutions and changes in prices of raw materials including plastic resin; (iii) risks associated with international operations including foreign exchange rates; (iv) the general economic, political and competitive conditions in markets and countries where the company operates; (v) governmental actions; (vi) changes in capital availability or costs; (vii) the cost of compliance with changes in regulations, including environmental regulations;
(viii) workforce factors such as strikes or labor interruptions; (ix) the company's ability to identify and make appropriate acquisitions and to integrate operations of acquired businesses quickly and in a cost-effective manner; (x) changes by the Financial Accounting Standards Board or other accounting regulatory bodies of authoritative generally accepted accounting principles or policies; (xi) the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond the company's control; and
(xii) the company's ability to recognize forecasted savings from its restructuring programs on a timely basis.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------   ---------------------------
                                                         2001           2000           2001           2000
(In millions, except share and per-share data)       ------------   ------------   ------------   ------------
SALES..............................................  $        745   $        820   $      1,440   $      1,558
                                                     ------------   ------------   ------------   ------------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
    amortization...................................           510            585            999          1,124
  Selling, general, and administrative.............            86             90            166            167
  Depreciation and amortization....................            43             45             88             90
  Other (income) expense, net......................             1             (2)             2             (9)
                                                     ------------   ------------   ------------   ------------
                                                              640            718          1,255          1,372
                                                     ------------   ------------   ------------   ------------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST................................           105            102            185            186
  Interest expense, net of interest capitalized....            28             33             57             67
  Income tax expense...............................            32             29             53             50
  Minority interest................................            --              1              1              1
                                                     ------------   ------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS..................            45             39             74             68
Income from discontinued operations, net of income
  tax..............................................            24             --             28            134
                                                     ------------   ------------   ------------   ------------
NET INCOME.........................................  $         69   $         39   $        102   $        202
                                                     ============   ============   ============   ============
Average number of share of common stock outstanding
  Basic............................................   158,689,891    162,303,344    158,530,819    164,862,367
  Diluted..........................................   159,250,514    162,351,787    158,904,514    164,910,429
EARNINGS PER SHARE
Basic and diluted earnings per share of common
  stock
  Continuing operations............................  $       0.28   $       0.24   $       0.47   $       0.41
  Discontinued operations..........................          0.15             --           0.17           0.82
                                                     ------------   ------------   ------------   ------------
                                                     $       0.43   $       0.24   $       0.64   $       1.23
                                                     ============   ============   ============   ============

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                JUNE 30, 2001    DECEMBER 31, 2000
              (In millions, except share data)                  -------------    -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................       $   15             $   26
  Restricted cash...........................................            8                 --
  Accounts and notes receivable
     Trade, less allowances of $12 and $17 at the respective
       dates................................................          253                275
     Income taxes...........................................           --                 38
     Other..................................................            7                 82
  Inventories
     Finished goods.........................................          234                238
     Work in process........................................           45                 55
     Raw materials..........................................           66                 76
     Other materials and supplies...........................           34                 32
  Other.....................................................           74                 78
                                                                   ------             ------
  Total current assets......................................          736                900
                                                                   ------             ------
Property, plant, and equipment, net.........................        1,253              1,231
                                                                   ------             ------
Other assets
  Goodwill and intangibles, net.............................          922                940
  Pension assets, net.......................................        1,000                945
  Other.....................................................           95                135
                                                                   ------             ------
  Total other assets........................................        2,017              2,020
Net assets of discontinued operations.......................           --                 72
                                                                   ------             ------
TOTAL ASSETS................................................       $4,006             $4,223
                                                                   ======             ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
  debt......................................................       $   11             $   13
  Accounts payable..........................................          235                233
  Interest accrued..........................................           11                 14
  Other.....................................................          223                252
                                                                   ------             ------
  Total current liabilities.................................          480                512
                                                                   ------             ------
Long-term debt..............................................        1,302              1,560
                                                                   ------             ------
Deferred income taxes.......................................          497                474
                                                                   ------             ------
Deferred credits and other liabilities......................          115                116
                                                                   ------             ------
Minority interest...........................................           22                 22
                                                                   ------             ------
Shareholders' equity
  Common stock (158,847,324 and 158,176,937 shares issued
     and outstanding, after deducting 11,759,094 and
     11,761,094 shares held in treasury, at the respective
     dates).................................................            2                  2
  Premium on common stock and other capital surplus.........        1,390              1,383
  Accumulated other comprehensive income (loss).............          (55)                 3
  Retained earnings.........................................          253                151
                                                                   ------             ------
  Total shareholders' equity................................        1,590              1,539
                                                                   ------             ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................       $4,006             $4,223
                                                                   ======             ======

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                2001          2000
       FOR THE SIX MONTHS ENDED JUNE 30 (In millions)           -----         -----
OPERATING ACTIVITIES
Income from continuing operations...........................    $  74         $  68
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations:
  Depreciation and amortization.............................       88            90
  Deferred income taxes.....................................       38            34
  Pension income............................................      (54)          (54)
  Net working capital.......................................        8          (132)
  Other.....................................................        6             6
                                                                -----         -----
Cash provided by operating activities.......................      160            12
                                                                -----         -----
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....       87           394
Net proceeds from sale of businesses and assets.............       71            44
Expenditures for property, plant, and equipment.............      (64)          (73)
Acquisitions of businesses and assets.......................      (13)           --
Other.......................................................        1            --
                                                                -----         -----
Cash provided by investing activities.......................       82           365
                                                                -----         -----
FINANCING ACTIVITIES
Issuance of common stock....................................        8             7
Purchase of common stock....................................       --           (80)
Retirement of long-term debt................................     (258)           (4)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................       (2)         (302)
                                                                -----         -----
Cash used by financing activities...........................     (252)         (379)
                                                                -----         -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................       (1)           --
                                                                -----         -----
DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS.............      (11)           (2)
Cash and temporary cash investments, January 1..............       26            12
                                                                -----         -----
CASH AND TEMPORARY CASH INVESTMENTS, JUNE 30................    $  15         $  10
                                                                =====         =====

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income for the three- and six-month periods ended June 30, 2001, and 2000, the Condensed Consolidated Statement of Financial Position at June 30, 2001, and the Condensed Consolidated Statement of Cash Flows for the three- and six-month periods ended June 30, 2001, and 2000, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. It is presumed that users of the accompanying interim financial information have read, or have access to, the company's audited financial statements for the preceding year. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2000. Certain amounts in the prior year's financial statements have been reclassified to conform with the presentation used in 2001.

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

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income-statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Upon adopting EITF No. 00-14, which is required effective with the fourth quarter of 2001, the company will be required to reclassify as deductions from sales certain expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for the second quarter of 2001 and 2000, sales and selling, general, and administrative costs would have been reduced by $6 million and $10 million, respectively.

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

     In April 2001, the EITF reached a consensus on Issue No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. This consensus requires that consideration provided by a vendor to a purchaser of the vendor's products be recognized as a reduction of sales, except in those instances where an identifiable and measurable benefit is or will be received by the vendor from the purchaser. Upon adopting Issue No. 00-25, which is required effective with the fourth quarter of 2001, the company will be required to reclassify as deductions from sales certain expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for the second quarter of 2001 and 2000, sales and selling, general, and administrative costs would have been reduced by approximately $14 million in both periods.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are to be evaluated against these new criteria, which may result in certain intangibles being classified as goodwill, or vice versa. SFAS No. 142 does not permit goodwill and certain intangibles to be amortized, but requires that impairment loss be recognized if recorded amounts exceed fair values. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the company on January 1, 2002. The company expects that the adoption of these accounting standards may initially result in certain intangibles being reclassified as goodwill and reduce the level of amortization of goodwill and intangibles; however, it is possible that future impairment reviews may result in periodic write-downs of these assets.

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

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of those assets. The remaining $26 million charge reflected the adoption of a restructuring plan to realign operations and exit low-margin businesses of the company's Protective and Flexible Packaging segment. Specifically, this charge was related to (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for the European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and their estimated of fair market value. The cash cost of executing the fourth-quarter 2000 restructuring plan will amount to approximately $15 million, principally for severance and lease terminations.

     Activity related to the 2000 restructuring plan is shown in the following table.

                                                                SEVERANCE    OTHER    TOTAL
                       (In millions)                            ---------    -----    -----
Balance at December 31, 2000................................       $12        $ 5      $17
                                                                   ---        ---      ---
Cash payments...............................................        (4)        (1)      (5)
                                                                   ---        ---      ---
Balance at June 30, 2001....................................       $ 8        $ 4      $12
                                                                   ---        ---      ---

     As a result of these restructurings, an estimated $70 million of savings was realized in 1999 and 2000, and an additional $16 million is expected to be realized in 2001 ($10 million) and 2002 ($6 million), primarily reflecting reductions in both cost of sales and selling, general, and administrative costs.

NOTE 4. DISPOSITIONS AND DISCONTINUED OPERATIONS

     In the fourth quarter of 2000, the company recorded an impairment charge of $45 million, $29 million after tax, or $0.18 per share, for assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, for which cash proceeds of $72 million were received in January 2001.

     In February 2000, the company sold 85% of its interest in Packaging Corporation of America (PCA) and used the net proceeds of $398 million primarily to repay debt. The company recorded a related gain of $224 million, $134 million after tax, or $0.80 per share. As a result, the company's equity interest in PCA was reduced to 6%. In the first quarter of 2001, the company sold a portion of its remaining interest in PCA and recorded a related gain of $8 million, $4 million after tax, or $0.02 per share. In April 2001, the company sold its remaining interest in PCA and recorded a related gain of $49 million, $24 million after tax, or $0.15 per share. Net proceeds from the 2001 transactions totaled $87 million, which were used primarily to repay debt.

     In December 1999, the company entered into an agreement to sell its aluminum foil reroll facility in Clayton, New Jersey, and its aluminum packer-processor facility in Shelbyville, Kentucky, for $44 million. The company recorded a related gain of $6 million ($4 million after tax, or $0.02 per share) in 2000, and used the proceeds from the transaction primarily to repay debt.

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

     In conjunction with the spin-off, the company entered into a five-year, $750 million revolving-credit agreement and a 364-day, $250 million revolving-credit agreement. Effective September 27, 2000, the 364-day revolving-credit agreement was extended for an additional 364-day period and total availability under the agreement was increased to $300 million, of which $265 million has been committed.

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT, NET

     Depreciation is recorded on a straight-line basis over the estimated useful lives of assets. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. In the second quarter of 2001, the company changed its estimated useful lives for certain assets in the North American Protective and Flexible business to be consistent with those used for similar assets in its other business segment. This change did not have a material impact on the company's financial position or cash flows, and increased net income for the three months ended June 30, 2001, by approximately $0.2 million.

NOTE 7. EARNINGS PER SHARE

     Earnings from continuing operations per share of common stock outstanding was computed as follows.

                                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------    ----------------------------
                                                      2001            2000            2001            2000
(In millions, except share and per-share data)    ------------    ------------    ------------    ------------
BASIC EARNINGS PER SHARE
  Income from continuing operations.......        $         45    $         39    $         74    $         68
                                                  ------------    ------------    ------------    ------------
  Average shares of common stock
     outstanding..........................         158,689,891     162,303,344     158,530,819     164,862,367
                                                  ------------    ------------    ------------    ------------
  Earnings from continuing operations per
     average share of common stock........        $       0.28    $       0.24    $       0.47    $       0.41
                                                  ------------    ------------    ------------    ------------
DILUTED EARNINGS PER SHARE
  Income from continuing operations.......        $         45    $         39    $         74    $         68
                                                  ------------    ------------    ------------    ------------
  Average shares of common stock
     outstanding..........................         158,689,891     162,303,344     158,530,819     164,862,367
  Effect of dilutive securities
     Restricted stock.....................              16,450              --          14,460              --
     Stock options........................             364,164             180         191,034             118
     Performance shares...................             180,009          48,263         168,201          47,944
                                                  ------------    ------------    ------------    ------------
  Average shares of common stock outstanding
     including dilutive securities........         159,250,514     162,351,787     158,904,514     164,910,429
                                                  ------------    ------------    ------------    ------------
  Earnings from continuing operations per
     average share of common stock........        $       0.28    $       0.24    $       0.47    $       0.41
                                                  ------------    ------------    ------------    ------------

     In November 1999, the company established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust, which were issued to it in January 2000. This so-called "rabbi trust" is designed to assure payment of deferred compensation and supplemental pension benefits. These shares are not considered to be outstanding for purposes of financial reporting.

NOTE 8. SEGMENT INFORMATION

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective packaging markets such as electronics, automotive, furniture, and e-commerce and for flexible packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative service operations and pension-plan income and expense.

The following table sets forth certain segment information.

                                                     SEGMENT
                                   --------------------------------------------
                                    CONSUMER AND        PROTECTIVE                      RECLASSIFICATION
                                    FOODSERVICE/       AND FLEXIBLE                           AND
                                   FOOD PACKAGING       PACKAGING        OTHER            ELIMINATIONS        TOTAL
         (In millions)             --------------      ------------      ------         ----------------      ------
FOR THE THREE MONTHS ENDED JUNE
  30, 2001
Sales to external customers....        $  541              $204          $   --              $  --            $  745
Income before interest, income
  taxes, and minority
  interest.....................            76                12              17(a)              --               105
Income from discontinued
  operations, net..............            --                --              24                 --                24

FOR THE THREE MONTHS ENDED JUNE
  30, 2000
Sales to external customers....           610               210              --                 --               820
Income before interest, income
  taxes, and minority
  interest.....................            76                10              16(a)              --               102

AT JUNE 30, 2001 AND FOR THE
  SIX MONTHS THEN ENDED
Sales to external customers....        $1,025              $415          $   --              $  --            $1,440
Income before interest, income
  taxes, and minority
  interest.....................           133                21              31(a)              --               185
Income from discontinued
  operations, net..............            --                --              28                 --                28
Total assets...................         2,011               744           1,416(b)            (165)            4,006

AT JUNE 30, 2000, AND FOR THE
  SIX MONTHS THEN ENDED
Sales to external customers....         1,127               431              --                 --             1,558
Income before interest, income
  taxes, and minority
  interest.....................           135                20              31(a)              --               186
Income from discontinued
  operations, net..............            --                --             134                 --               134
Total assets...................         2,168               885           1,387(b)             (86)            4,354
Net assets of discontinued
  operations...................            --                --              49                 --                49

(a) Includes pension-plan income and unallocated corporate expenses.

(b) Includes assets related to pension plans (net) and administrative service operations.

NOTE 9. RESTRICTED CASH

     The company, on an interim basis, collects cash from customers for the purchaser of its divested packaging polyethylene business. Such amounts ($8 million at June 30, 2001) are classified as restricted cash.

NOTE 10. ACCOUNTS AND NOTES RECEIVABLE

     The company sells trade receivables ($115 million, $120 million, and $111 million at June 30, 2001, December 31, 2000, and June 30, 2000, respectively) to a third party in the ordinary course of business. Such sales are reflected as a reduction of accounts and notes receivable in the statement of financial position, and related proceeds are included in cash provided (used) by operating activities in the statement of cash flows. Discounts and fees related to these sales ($1 million and $2 million in the second quarter of 2001 and 2000, respectively) are included in other income (expense) in the statement of income. The company has no retained interest in any of the sold receivables.

     The above notes are an integral part of the foregoing financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     Financial statements for all periods presented herein have been prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. Certain amounts in the prior year's financial statements have been reclassified to conform with the presentation used in 2001.

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective packaging markets such as electronics, automotive, furniture, and e-commerce and for flexible packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative service operations and pension-plan income and expense.

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

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of those assets. The remaining $26 million charge reflected the adoption of a restructuring plan to realign operations and exit low-margin businesses of the company's Protective and Flexible Packaging segment. Specifically, this charge was related to (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for the European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and their estimated fair market value. The cash cost of executing the fourth-quarter 2000 restructuring plan will amount to approximately $15 million, principally for severance and lease termination obligations.

     An estimated $70 million of savings was realized in 1999 and 2000, and an additional $16 million is expected to be realized in 2001 ($10 million) and 2002 ($6 million), primarily reflecting reductions in both cost of sales and selling, general, and administrative costs.

     See note 3 to the financial statements for additional information related to the company's restructuring program.

THREE MONTHS ENDED JUNE 30, 2001, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                   (Dollars in millions)                        -------------------
                                                                2001          2000           CHANGE
                                                                ----          ----           ------
Consumer and Foodservice/Food Packaging.....................    $541          $610            (11.3)%
Protective and Flexible Packaging...........................     204           210             (2.9)
                                                                ----          ----
Total.......................................................    $745          $820             (9.1)%
                                                                ----          ----

     Sales declined $75 million, or 9.1%, versus the prior year. Excluding the negative impact of foreign-currency exchange rates, divestitures, and discontinued product lines, sales were essentially even with last year.

     Sales for the Consumer and Foodservice/Food Packaging segment were down $69 million, or 11.3%, from the second quarter of 2000. Excluding the negative effect of foreign-currency exchange rates, divestitures, and discontinued product lines, sales for this segment fell 0.9% versus last year. Sales growth continued in Hefty(R) consumer products, led by increases in tableware and OneZip(R) food bags, while in foodservice/food packaging product lines, sales declined slightly primarily because of soft economic conditions in the U.S. Sales of protective and flexible products declined $6 million, or 2.9%, compared with 2000. Excluding the negative impact of foreign-currency exchange rates and businesses divested in 2000, sales for this segment rose 1.5%, as higher sales in Europe were offset partially by an economy-related decline in North America.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                   (Dollars in millions)                        -------------------
                                                                2001          2000           CHANGE
                                                                ----          ----           ------
Consumer and Foodservice/Food Packaging.....................    $ 76          $ 76              --%
Protective and Flexible Packaging...........................      12            10            20.0
Other.......................................................      17            16             6.3
                                                                ----          ----
Total.......................................................    $105          $102             2.9%
                                                                ----          ----

     Operating income in 2000 included $1 million of gain on the sale of a business. Excluding the effect of this unusual item, operating income by segment was as follows:

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                   (Dollars in millions)                        -------------------
                                                                2001          2000           CHANGE
                                                                ----          ----           ------
Consumer and Foodservice/Food Packaging.....................    $ 76          $ 75             1.3%
Protective and Flexible Packaging...........................      12            10            20.0
Other.......................................................      17            16             6.3
                                                                ----          ----
Total.......................................................    $105          $101             4.0%
                                                                ----          ----

     Operating income before unusual items was $105 million in 2001, an increase of $4 million, or 4.0%, from 2000. The improvement was driven principally by the favorable impact of selling price increases put into effect in 2000, moderating raw material costs, and initial cost savings from the protective and flexible restructuring program, offset partially by economy-related volume declines in North America.

     Operating income before unusual items for the Consumer and Foodservice/Food Packaging segment increased $1 million, or 1.3%, in 2001, driven principally by the favorable impact of 2000 selling price increases and moderating raw material costs.

     Operating income for the Protective and Flexible Packaging segment rose $2 million, or 20.0%, from 2000. This improvement was attributable primarily to initial cost savings related to the fourth quarter 2000 restructuring program, offset partly by lower North American volume.

     Operating income for the Other segment increased $1 million, or 6.3%, from 2000, primarily because of lower unallocated corporate expenses.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $28 million in 2001, down $5 million, or 15.2%, from 2000, principally because of a decline in borrowings.

     Income Taxes

     The company's effective tax rate for 2001 was 41.4%, compared with 41.9% for the same period in 2000.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $45 million, or $0.28 per share, in 2001, compared with $39 million, or $0.24 per share, in the second quarter of 2000.

     Discontinued Operations

     In the second quarter of 2001, the company recorded income from discontinued operations, net of income tax, of $24 million, or $0.15 per share, which represented the after-tax gain on the sale of the company's remaining holdings of PCA stock. See note 4 to the financial statements for additional information regarding the company's holdings of PCA stock.

SIX MONTHS ENDED JUNE 2001, COMPARED WITH SIX MONTHS ENDED JUNE 2000

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                   (Dollars in millions)                        ----------------
                                                                 2001      2000     CHANGE
                                                                 ----      ----     ------
Consumer and Foodservice/Food Packaging.....................    $1,025    $1,127    (9.1)%
Protective and Flexible Packaging...........................       415       431    (3.7)
                                                                ------    ------
Total.......................................................    $1,440    $1,558    (7.6)%
                                                                ------    ------

     Sales declined $118 million, or 7.6%, versus the prior year. Excluding the negative impact of foreign-currency exchange rates, divestitures, and discontinued product lines, sales increased 0.9% versus the same period last year.

     Sales for the Consumer and Foodservice/Food Packaging segment were down $102 million, or 9.1%, from the first half of 2000. Excluding the negative effect of foreign-currency exchange rates, divestitures, and discontinued product lines, sales for this segment rose 1.1% versus last year, primarily because of volume growth in Hefty (R) consumer products and the carryover effect of 2000 price increases. Sales of protective and flexible products declined $16 million, or 3.7%, compared with 2000. Excluding the negative impact of foreign-currency exchange rates and businesses divested in 2000, sales for this segment increased slightly, driven primarily by the carry-over effect of 2000 price increases.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                   (Dollars in millions)                        -----------------
                                                                2001        2000     CHANGE
                                                                ----        ----     ------
Consumer and Foodservice/Food Packaging.....................    $133        $135      (1.5)%
Protective and Flexible Packaging...........................      21          20       5.0
Other.......................................................      31          31        --
                                                                ----        ----
Total.......................................................    $185        $186      (0.5)%
                                                                ----        ----

     Operating income in 2000 included $6 million of gain on the sale of a business. Excluding the effect of this unusual item, operating income by segment was as follows:

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                   (Dollars in millions)                        -----------------
                                                                2001        2000     CHANGE
                                                                ----        ----     ------
Consumer and Foodservice/Food Packaging.....................    $133        $129      3.1%
Protective and Flexible Packaging...........................      21          20      5.0
Other.......................................................      31          31       --
                                                                ----        ----
Total.......................................................    $185        $180      2.8%
                                                                ----        ----

     Operating income before unusual items was $185 million in 2001, an increase of $5 million, or 2.8%, from 2000. The improvement was driven principally by the favorable impact of selling price increases put into effect in 2000, initial cost savings from the restructuring program, and moderating raw material prices.

     Operating income before unusual items for the Consumer and Foodservice/Food Packaging segment increased $4 million, or 3.1%, in 2001, driven principally by 2000 selling price increases, volume growth in consumer products, and moderating raw material prices, offset, in part, by the effect of the divestiture of the packaging polyethylene business in the first quarter of 2001.

     Operating income for the Protective and Flexible Packaging segment improved $1 million, or 5.0%, from 2000. This improvement was driven mainly by the favorable impact of 2000 price increases, increased European volume, and initial cost savings related to the fourth quarter 2000 restructuring program, offset, in part, by lower North American volume.

     Operating income for the Other segment was essentially unchanged with the same period last year.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $57 million in 2001, down $10 million, or 14.9%, from 2000, principally because of a decline in borrowings.

     Income Taxes

     The company's effective tax rate for 2001 was 41.5%, compared with 41.8% for the same period in 2000.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $74 million, or $0.47 per share, in 2001, compared with $68 million, or $0.41 per share, in 2000. Excluding the impact of the 2000 gain on the sale of a business, net income from continuing operations rose $10 million, or $0.08 per share, versus 2000.

     Discontinued Operations

     In 2001, the company recorded income from discontinued operations, net of income tax, of $28 million, or $0.17 per share, which represented the after-tax gain on the sale of the company's remaining holdings of PCA stock. In 2000, the company recorded income from discontinued operations, net of income tax, of $134 million, or $0.82 per share, which represented the gain on the February 2000 sale of the majority of the company's equity interest in PCA. See note 4 to the financial statements for additional information regarding the company's holdings of PCA stock.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                   (Dollars in millions)
                                                                JUNE 30,    DECEMBER 31,
                                                                  2001          2000        CHANGE
                                                                --------    ------------    ------
Short-term debt, including current maturities of long-term
  debt......................................................     $   11        $   13       $  (2)
Long-term debt..............................................      1,302         1,560        (258)
                                                                 ------        ------       -----
Total debt..................................................      1,313         1,573        (260)
Minority interest...........................................         22            22          --
Shareholders' equity........................................      1,590         1,539          51
                                                                 ------        ------       -----
                                                                 $2,925        $3,134       $(209)
                                                                 ------        ------       -----

     The company's ratio of debt to total capitalization was 44.9% and 50.2% at June 30, 2001, and December 31, 2000, respectively. Total borrowings declined $260 million during 2001, as free cash flow and proceeds from the sale of the packaging polyethylene business and PCA stock were used to repay debt.

     Shareholders' equity increased $51 million in 2001, primarily as a result of the recording of income from continuing and discontinued operations of $74 million and $28 million, respectively, offset partially by an unfavorable foreign-currency translation adjustment and a decrease in unrealized gains on PCA stock holdings.

     Cash Flows

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                       (In millions)                              ----------------
                                                                  2001       2000
                                                                  -----      -----
Cash provided (used) by:
  Operating activities......................................      $ 160      $  12
  Investing activities......................................         82        365
  Financing activities......................................       (252)      (379)

     Cash provided by operating activities was $160 million in 2001, versus $12 million in the same period last year. The $148 million increase was driven mainly by improvements in working capital management.

     Investing activities generated cash aggregating $82 million in 2001 and $365 million in the same period of 2000. The $82 million generated in 2001 principally represented proceeds from the sale of the company's packaging polyethylene business and the sale of its remaining interest in PCA, offset, in part, by expenditures for property, plant, and equipment and the acquisition of assets from a former joint venture. The $365 million provided in 2000 was driven principally by the receipt of proceeds from the sale of 85% of the company's interest in PCA, offset partially by capital expenditures.

     Cash used by financing activities was $252 million in 2001, driven primarily by retirement of debt. Cash used by financing activities was $379 million in 2000, driven principally by the retirement of debt and the repurchase of company stock.

     Allowance for Bad Debts

     The company's allowance for bad debts totaled $12 million at June 30, 2001, compared with $17 million at December 31, 2000. The $5 million decrease was related to clearing old, uncollectible receivables for which reserves had been established in prior years, which had no impact on net income or free cash flow for the three- and six-month periods ended June 30, 2001.

     Capital Commitments

     Open commitments for authorized expenditures totaled approximately $136 million at June 30, 2001. It is anticipated that the majority of these expenditures will be funded over the next twelve months from existing cash and short-term investments, internally generated cash, and borrowings.

     Liquidity

     The company's management believes that cash flow from operations, along with available borrowing capacity under its credit facilities, will be sufficient to meet capital requirements. See note 5 to the financial statements for additional information concerning liquidity.

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

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This issue addresses the recognition, measurement, and income-statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Upon adopting EITF No. 00-14, which is required effective with the fourth quarter of 2001, the company will be required to reclassify as deductions from sales certain expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for the second quarter of 2001 and 2000, sales and selling, general, and administrative costs would have been reduced by $6 million and $10 million, respectively.

     In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future. This consensus requires that certain rebate offers and free products that are delivered subsequent to a single exchange transaction be recognized when incurred and reported as a reduction of sales. The impact of this issue, which the company adopted in the first quarter of 2001, on the company's consolidated financial statements was immaterial.

     In April 2001, the EITF reached a consensus on Issue No. 00-25, Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products. This consensus requires that consideration provided by a vendor to a purchaser of the vendor's products be recognized as a reduction of sales, except in those instances where an identifiable and measurable benefit is or will be received by the vendor from the purchaser. Upon adopting Issue No. 00-25, which is required effective with the fourth quarter of 2001, the company will be required to reclassify as deductions from sales certain expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for the second quarter of 2001 and 2000, sales and selling, general, and administrative costs would have been reduced by approximately $14 million in both periods.

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are to be evaluated against these new criteria, which may result in certain intangibles being classified as goodwill, or vice versa. SFAS No. 142 does not permit goodwill and certain intangibles to be amortized, but requires that impairment loss be recognized if recorded amounts exceed fair values. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the company on January 1, 2002. The company expects that the adoption of these accounting standards may initially result in certain intangibles being reclassified as goodwill and reduce the level of amortization of goodwill and intangibles; however, it is possible that future impairment reviews may result in periodic write-downs of these assets.

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

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at June 30, 2001, all of which will mature in 2001.

                                                 NOTIONAL AMOUNT      WEIGHTED-AVERAGE    NOTIONAL AMOUNT
                                               IN FOREIGN CURRENCY    SETTLEMENT RATE     IN U.S. DOLLARS
  (In millions, except settlement rates)       -------------------    ----------------    ---------------
Euros
  -- Purchase..............................             80                 0.845                 68
  -- Sell..................................           (205)                0.845               (173)
Canadian dollars
  -- Purchase..............................              9                 0.657                  6
  -- Sell..................................            (18)                0.657                (12)
British pounds
  -- Purchase..............................             60                 1.409                 85
  -- Sell..................................            (71)                1.409               (100)
U.S. dollars
  -- Purchase..............................            149                 1.000                149
  -- Sell..................................            (19)                1.000                (19)

     Interest Rates

     The company is exposed to interest-rate risk on revolving-credit debt that bears interest at a floating rate based on LIBOR. In addition, the company has issued public-debt securities with fixed interest rates and original maturity dates ranging from 4 to 26 years.

     At the end of the first quarter of 2001, the company entered into interest rate swap agreements ("swaps") which effectively convert floating-rate debt on its synthetic lease obligations to fixed-rate debt. This action was taken primarily to reduce the company's exposure to interest-rate risk. These swaps are accounted for as cash flow hedges, with changes in value recorded as a component of accumulated other comprehensive income on the balance sheet. As of June 30, 2001, $1 million of deferred net gains on derivative instruments has been accumulated in other comprehensive income. Because of the highly effective nature of the hedges, there was no impact on the earnings of the company.

                          PART II -- OTHER INFORMATION

ITEMS 1-3. NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company's 2001 Annual Meeting of Shareholders was held on May 17, 2001, for the purpose of (i) electing directors, (ii) ratifying the appointment of Arthur Andersen LLP as independent public accountants for the year 2001, and
(iii) acting upon such other matters as might be properly brought before the meeting or any adjournment or postponement thereof.

     At the meeting, the following persons were elected to the company's Board of Directors, each for a term to expire at the company's 2002 annual meeting of shareholders:

                                                              NUMBER OF VOTES
                                                         --------------------------
                       NOMINEE                               FOR          WITHHELD
                       -------                           -----------      ---------
Larry D. Brady.......................................    145,775,690      1,203,021
Robert J. Darnall....................................    145,765,719      1,212,992
Mary R. (Nina) Henderson.............................    145,756,974      1,221,737
Roger B. Porter......................................    145,745,012      1,233,699
Paul T. Stecko.......................................    145,299,922      1,678,789
Richard L. Wambold...................................    145,740,183      1,238,528

     The shareholders also ratified the appointment of Arthur Andersen LLP as the company's independent auditors for the year 2001, with a vote of 145,360,463 votes cast for ratification, 992,083 votes cast against ratification, and 626,165 abstentions.

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     Exhibits designated with an asterisk in the following index are filed herewith; all other exhibits are incorporated by reference:

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   2             Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
                 Pactiv Corporation's Current Report on Form 8-K dated
                 November 11, 1999, File No. 1-15157).
   3             Restated Certificate of Incorporation of the registrant
                 (incorporated herein by reference to Exhibit 3.1 to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.1           Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
   3.2*          Amended and Restated By-laws of the registrant adapted May
                 17, 2001.
   4.1           Specimen Stock Certificate of Pactiv Corporation Common
                 Stock (incorporated herein by reference to Exhibit to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   4.2           Qualified Offer Plan Rights Agreement, dated as of November
                 4, 1999, by and between the registrant and First Chicago
                 Trust Company of New York, as Rights Agent (incorporated
                 herein by reference to Exhibit 4.2 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
   4.3(a)        Indenture, dated September 29, 1999, by and between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.1 to Tenneco
                 Packaging Inc.'s Registration Statement on Form S-4, File
                 No. 333-82923).

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
  10.22          Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
                 institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-15157).
  10.23          Agreement and General Release dated January 28, 2000,
                 between the registrant and Paul J. Griswold (incorporated by reference to Exhibit 10.23 to Pactiv Corporation's Annual
                 Report on Form 10-K for the year ended December 31, 1999,
                 File No. 1-15157).
  11             None.
 *12             Computation of Ratio of Earnings to Fixed Charges.
  13             None.
  15             None.
  16             None.
  18             None.
  19             None.
  22             None.
  23             None.
  27.1           None.
  99             None.

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PACTIV CORPORATION

                                          By: /s/ ANDREW A. CAMPBELL
                                            ------------------------------------
                                            Andrew A. Campbell
                                            Senior Vice President and Chief
                                              Financial Officer
                                            (principal financial and accounting
                                              officer)
Date: August 10, 2001