Form 10-Q
period 2001-09-30
PACTIV CORP
filed 2001-11-14
CIK 1089976

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Common stock, par value $0.01 per share: 159,306,361 as of October 31, 2001. (See Notes to Financial Statements.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------   -------------------------------
                                                    2001                 2000          2001                2000
(In millions, except share and per-share data)  ------------         ------------   -----------         -----------
SALES.......................................    $       717          $       777    $     2,157         $     2,335
                                                -----------          -----------    -----------         -----------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
    amortization............................            475                  549          1,474               1,673
  Selling, general, and administrative......             95                   82            261                 249
  Depreciation and amortization.............             44                   46            132                 136
  Other (income) expense, net...............             --                   --              2                  (9)
                                                -----------          -----------    -----------         -----------
                                                        614                  677          1,869               2,049
                                                -----------          -----------    -----------         -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES,
  AND MINORITY INTEREST.....................            103                  100            288                 286
  Interest expense, net of interest
    capitalized.............................             25                   34             82                 101
  Income tax expense........................             32                   28             85                  78
  Minority interest.........................              1                   --              2                   1
                                                -----------          -----------    -----------         -----------
INCOME FROM CONTINUING OPERATIONS...........             45                   38            119                 106
Income from discontinued operations, net of
  income tax................................             --                   --             28                 134
                                                -----------          -----------    -----------         -----------
NET INCOME..................................    $        45          $        38    $       147         $       240
                                                ===========          ===========    ===========         ===========
Average number of shares of common stock
  outstanding
  Basic.....................................    158,978,933          158,205,758    158,681,438         162,819,193
  Diluted...................................    159,881,752          158,256,470    159,220,834         162,867,794
EARNINGS PER SHARE
Basic and diluted earnings per share of common
  stock
  Continuing operations.....................    $      0.28          $      0.24    $      0.75         $      0.65
  Discontinued operations...................             --                   --           0.17                0.82
                                                -----------          -----------    -----------         -----------
                                                $      0.28          $      0.24    $      0.92         $      1.47
                                                ===========          ===========    ===========         ===========

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                SEPTEMBER 30, 2001    DECEMBER 31, 2000
              (In millions, except share data)                  ------------------    -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................          $   21               $   26
  Accounts and notes receivable
     Trade, less allowances of $11 and $17 at the respective
       dates................................................             260                  275
     Income taxes...........................................              --                   38
     Other..................................................               8                   82
  Inventories
     Finished goods.........................................             235                  238
     Work in process........................................              49                   55
     Raw materials..........................................              63                   76
     Other materials and supplies...........................              30                   32
  Other.....................................................              77                   78
                                                                      ------               ------
  Total current assets......................................             743                  900
                                                                      ------               ------
Property, plant, and equipment, net.........................           1,268                1,231
                                                                      ------               ------
Other assets
  Goodwill and intangibles, net.............................             921                  940
  Pension assets, net.......................................           1,031                  945
  Other.....................................................              95                  135
                                                                      ------               ------
  Total other assets........................................           2,047                2,020
Net assets of discontinued operations.......................              --                   72
                                                                      ------               ------
TOTAL ASSETS................................................          $4,058               $4,223
                                                                      ======               ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................          $    9               $   13
  Accounts payable..........................................             247                  233
  Interest accrued..........................................              32                   14
  Other.....................................................             234                  252
                                                                      ------               ------
  Total current liabilities.................................             522                  512
                                                                      ------               ------
Long-term debt..............................................           1,224                1,560
                                                                      ------               ------
Deferred income taxes.......................................             522                  474
                                                                      ------               ------
Deferred credits and other liabilities......................             125                  116
                                                                      ------               ------
Minority interest...........................................              22                   22
                                                                      ------               ------
Shareholders' equity
  Common stock (159,137,276 and 158,176,937 shares issued
     and outstanding, after deducting 11,759,094 and
     11,761,094 shares held in treasury, at the respective
     dates).................................................               2                    2
  Premium on common stock and other capital surplus.........           1,394                1,383
  Accumulated other comprehensive income (loss).............             (51)                   3
  Retained earnings.........................................             298                  151
                                                                      ------               ------
  Total shareholders' equity................................           1,643                1,539
                                                                      ------               ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................          $4,058               $4,223
                                                                      ======               ======

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                2001     2000
    FOR THE NINE MONTHS ENDED SEPTEMBER 30 (In millions)        -----    -----
OPERATING ACTIVITIES
Income from continuing operations...........................    $ 119    $ 106
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations:
  Depreciation and amortization.............................      132      136
  Deferred income taxes.....................................       62       52
  Non-cash retiree expenses.................................      (77)     (75)
  Net working capital.......................................       45      (59)
  Other.....................................................        3       (7)
                                                                -----    -----
Cash provided by operating activities.......................      284      153
                                                                -----    -----
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....       87      394
Net proceeds from sale of businesses and assets.............       63       47
Expenditures for property, plant, and equipment.............      (98)    (102)
Acquisitions of businesses and assets.......................      (13)      (1)
Other.......................................................        1       (1)
                                                                -----    -----
Cash provided by investing activities.......................       40      337
                                                                -----    -----
FINANCING ACTIVITIES
Issuance of common stock....................................       12       11
Purchase of common stock....................................       --      (96)
Retirement of long-term debt................................     (334)     (87)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................       (6)    (307)
                                                                -----    -----
Cash used by financing activities...........................     (328)    (479)
                                                                -----    -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................       (1)      --
                                                                -----    -----
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS...............................................       (5)      11
Cash and temporary cash investments, January 1..............       26       12
                                                                -----    -----
CASH AND TEMPORARY CASH INVESTMENTS, SEPTEMBER 30...........    $  21    $  23
                                                                =====    =====

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2001, and 2000, the Condensed Consolidated Statement of Financial Position at September 30, 2001, and the Condensed Consolidated Statement of Cash Flows for the three- and nine-month periods ended September 30, 2001, and 2000, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. It is presumed that users of the accompanying interim financial information have read, or have access to, the company's audited financial statements for the preceding year. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2000. Certain amounts in the prior year's financial statements have been reclassified to conform with the presentation used in 2001.

NOTE 2. CHANGES IN ACCOUNTING PRINCIPLES

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of SFAS No. 133". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133". SFAS No. 133, as amended, requires that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value and that changes in derivative instruments' fair value be recognized currently in earnings unless specific hedge-accounting criteria are met. The company adopted SFAS 133, as amended, on January 1, 2001. In accordance with the transition provisions of SFAS 133, the company was not required to record a transition adjustment, and the adoption of SFAS 133 did not have a material effect on the earnings or statement of financial position of the company.

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This issue addresses the recognition, measurement, and income-statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Upon adopting EITF No. 00-14, which is required effective with the fourth quarter of 2001, the company will be required to reclassify as deductions from sales certain expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for the third quarter of 2001 and 2000, sales and selling, general, and administrative costs would have been reduced by $8 million in both periods.

     In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future". This consensus requires that certain rebate offers and free products that are delivered subsequent to a single exchange transaction be recognized when incurred and reported as a reduction of sales. The impact of this issue, which the company adopted in the first quarter of 2001, on the company's consolidated financial statements was immaterial.

     In April 2001, the EITF reached a consensus on Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". This consensus requires that consideration provided by a vendor to a purchaser of its products be recognized as a reduction of sales, except in those instances where an identifiable and measurable benefit is or will be received by the vendor from the purchaser. Upon adopting Issue No. 00-25, which is required effective with the fourth quarter of 2001, the company will be required to reclassify as deductions from sales certain expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for the third quarter of 2001 and 2000, sales and selling, general, and administrative costs would have been reduced by $15 million and $13 million, respectively.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are to be evaluated against these new criteria, which may result in certain intangibles being classified as goodwill, or vice versa. SFAS No. 142 does not permit goodwill and certain intangibles to be amortized, but requires that an impairment loss be recognized if recorded amounts exceed fair values. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the company on January 1, 2002. The company is currently evaluating the effect of this statement on its financial position and results of operations.

NOTE 3. RESTRUCTURING

     In the fourth quarter of 1999, the company recorded a $154 million restructuring charge, $91 million after tax, or $0.54 per share, related to the decision to exit non-core businesses and to reduce overhead costs. The restructuring included (1) the sale of the company's forest products and aluminum foil container businesses in Europe ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999; (2) the sale of certain assets of the company's administrative service and corporate aircraft operations ($10 million); (3) impairment of long-lived assets of the company's packaging polyethylene business ($68 million); and (4) severance costs related to the elimination of 161 positions, primarily in the company's international operations ($8 million). The impairment charge for the packaging polyethylene business's assets was deemed necessary following completion of an evaluation of strategic alternatives for the business, and represented the difference between the carrying value of the assets and the forecasted future cash flows of the business, computed on a discounted basis. These restructuring actions generally were completed in 2000; however, $1 million of the charge was reversed in the fourth quarter of 2000, as one planned product line consolidation was not undertaken and, as a result, 14 positions were not eliminated.

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective-packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of those assets. The remaining $26 million charge reflected the adoption of a restructuring plan to realign operations and exit low-margin businesses of the company's Protective and Flexible Packaging segment. Specifically, this charge was related to (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for the European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and their estimated fair market value.

     The 2000 restructuring charge was prepared using certain assumptions and estimates. In the third quarter of 2001, the company reevaluated its 2000 restructuring program, as most of the actions included in the program have either been completed or are nearing completion. As a result, actual cash outlays for severance and lease termination payments are projected to be less than originally estimated while charges for asset impairments and write-offs will likely exceed original estimates. The cash cost of executing the 2000 restructuring program is expected to amount to $12 million, $3 million less than originally estimated, while non-cash charges for asset impairments and write-offs are anticipated to be $3 million greater than originally estimated.

     The following table reflects activity related to the 2000 restructuring program, including the aforementioned changes in estimates.

                                                                               ASSET
                                                                SEVERANCE    IMPAIRMENT    OTHER    TOTAL
                       (In millions)                            ---------    ----------    -----    -----
Balance at December 31, 2000................................       $12          $--         $ 5      $17
                                                                   ---          ---         ---      ---
Changes in estimates........................................        (2)           3          (1)      --
Charged to asset accounts...................................        --           (3)         --       (3)
Cash payments...............................................        (4)          --          (1)      (5)
                                                                   ---          ---         ---      ---
Balance at September 30, 2001...............................       $ 6          $--         $ 3      $ 9
                                                                   ---          ---         ---      ---

     As a result of these restructurings, $70 million of savings was realized in the 1999 - 2000 period, and an additional $16 million is expected to be realized in 2001 ($10 million) and 2002 ($6 million), reflecting reductions in both cost of sales and selling, general, and administrative costs.

NOTE 4. DISPOSITIONS AND DISCONTINUED OPERATIONS

     In December 1999, the company entered into an agreement to sell its aluminum foil reroll facility in Clayton, New Jersey, and its aluminum packer-processor facility in Shelbyville, Kentucky, for $44 million. The company recorded a related gain of $6 million, $4 million after tax, or $0.02 per share, in 2000, and used the proceeds from the transaction primarily to repay debt.

     In February 2000, the company sold 85% of its equity interest in Packaging Corporation of America (PCA) and used the net proceeds of $398 million primarily to repay debt. The company recorded a related gain of $224 million, $134 million after tax, or $0.80 per share. In the first half of 2001, the company sold its remaining interest in PCA and recorded an associated gain of $57 million, $28 million after tax, or $0.17 per share. Net proceeds from the 2001 transactions totaled $87 million, which were used primarily to repay debt.

     As discussed in note 3, the company recorded a fourth-quarter 2000 impairment charge of $45 million, $29 million after tax, or $0.18 per share, for assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, for which cash proceeds of $72 million were received in January 2001. In the third quarter of 2001, the company refunded $7 million to the purchaser of the packaging polyethylene business as a final net asset adjustment.

NOTE 5. DEBT

     In November 1999, the company made a $300 million, one-time draw under a $1.5 billion term-loan facility, and repaid this amount in the first quarter of 2000 following the sale of the majority of its interest in PCA.

     In November 1999, the company entered into a five-year, $750 million revolving-credit agreement and a 364-day, $250 million revolving-credit agreement. Effective September 27, 2000, the 364-day agreement was extended for an additional 364-day period and total availability under the agreement was increased to $300 million. The company has elected not to renew this agreement which expired September 26, 2001.

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT, NET

     Depreciation is recorded on a straight-line basis over the estimated useful lives of assets. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. In the second quarter of 2001 and the third quarter of 2001, the company changed estimated useful lives for certain assets in the Protective and Flexible packaging business in North America and Europe, respectively, to be consistent with those used for similar assets in its other business segment. This change did not have a material impact on the company's financial position or cash flow, and increased net income for the three- and nine- months ended September 30, 2001, by $0.4 million, and $0.6 million, respectively.

NOTE 7. EARNINGS PER SHARE

     Earnings from continuing operations per share of common stock outstanding was computed as follows.

                                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------   -------------------------------
                                                      2001              2000              2001             2000
(IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA)   ---------------   ---------------   --------------   --------------
BASIC EARNINGS PER SHARE
  Income from continuing operations............    $        45       $        38      $       119      $       106
                                                   -----------       -----------      -----------      -----------
  Average shares of common stock outstanding...    158,978,933       158,205,758      158,681,438      162,819,193
                                                   -----------       -----------      -----------      -----------
  Earnings from continuing operations per
    average share of common stock..............    $      0.28       $      0.24      $      0.75      $      0.65
                                                   -----------       -----------      -----------      -----------
DILUTED EARNINGS PER SHARE
  Income from continuing operations............    $        45       $        38      $       119      $       106
                                                   -----------       -----------      -----------      -----------
  Average shares of common stock outstanding...    158,978,933       158,205,758      158,681,438      162,819,193
  Effect of dilutive securities
    Restricted stock...........................         19,867               593           16,411               --
    Stock options..............................        703,878             1,361          351,533              454
    Performance shares.........................        179,074            48,758          171,452           48,147
                                                   -----------       -----------      -----------      -----------
  Average shares of common stock outstanding
    including dilutive securities..............    159,881,752       158,256,470      159,220,834      162,867,794
                                                   -----------       -----------      -----------      -----------
  Earnings from continuing operations per
    average share of common stock..............    $      0.28       $      0.24      $      0.75      $      0.65
                                                   -----------       -----------      -----------      -----------

     In November 1999, the company established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust, which were issued to it in January 2000. This so-called "rabbi trust" is designed to assure payment of deferred compensation and supplemental pension benefits. These shares are not considered to be outstanding for purposes of financial reporting.

NOTE 8. SEGMENT INFORMATION

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative service operations and pension plan income and expense.

The following table sets forth certain segment information.

                                                     SEGMENT
                                   --------------------------------------------
                                    CONSUMER AND        PROTECTIVE                      RECLASSIFICATION
                                    FOODSERVICE/       AND FLEXIBLE                           AND
                                   FOOD PACKAGING       PACKAGING        OTHER            ELIMINATIONS        TOTAL
         (In millions)             --------------      ------------      ------         ----------------      ------
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2001
Sales to external customers....        $  515              $202          $   --              $  --            $  717
Income before interest, income
  taxes, and minority
  interest.....................            74                12              17(a)              --               103

FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2000
Sales to external customers....           569               208              --                 --               777
Income before interest, income
  taxes, and minority
  interest.....................            72                12              16(a)              --               100

AT SEPTEMBER 30, 2001 AND FOR
  THE NINE MONTHS THEN ENDED
Sales to external customers....        $1,540              $617          $   --              $  --            $2,157
Income before interest, income
  taxes, and minority
  interest.....................           207                33              48(a)              --               288
Income from discontinued
  operations, net..............            --                --              28                 --                28
Total assets...................         2,001               768           1,451(b)            (162)            4,058

AT SEPTEMBER 30, 2000, AND FOR
  THE NINE MONTHS THEN ENDED
Sales to external customers....         1,696               639              --                 --             2,335
Income before interest, income
  taxes, and minority
  interest.....................           207                32              47(a)              --               286
Income from discontinued
  operations, net..............            --                --             134                 --               134
Total assets...................         2,168               853           1,374(b)             (75)            4,320
Net assets of discontinued
  operations...................            --                --              53                 --                53

------------------------
(a) Includes pension plan income and unallocated corporate expenses.

(b) Includes assets related to pension plans (net) and administrative service operations.

NOTE 9. ACCOUNTS AND NOTES RECEIVABLE

     The company sells trade receivables ($96 million, $120 million, and $125 million at September 30, 2001, December 31, 2000, and September 30, 2000, respectively) to a third party in the ordinary course of business. Such sales are reflected as a reduction of accounts and notes receivable in the statement of financial position, and related proceeds are included in cash provided (used) by operating activities in the statement of cash flows. Discounts and fees related to these sales ($1 million and $2 million in the third quarter of 2001 and 2000, respectively) are included in other income (expense) in the statement of income. The company has no retained interest in any of the sold receivables.

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

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative service operations and pension plan income and expense.

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

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective-packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of those assets. The remaining $26 million charge reflected the adoption of a restructuring plan to realign operations and exit low-margin businesses of the company's Protective and Flexible Packaging segment. Specifically, this charge was related to (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for the European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and their estimated fair market value.

     The 2000 restructuring charge was prepared using certain assumptions and estimates. In the third quarter of 2001, the company reevaluated its 2000 restructuring program, as most of the actions included in the program have either been completed or are nearing completion. As a result, actual cash outlays for severance and lease termination payments are projected to be less than originally estimated while charges for asset impairments and write-offs will likely exceed original estimates. The cash cost of executing the 2000 restructuring plan is expected to amount to $12 million, $3 million less than originally estimated, while non-cash charges for asset impairments and write-offs are anticipated to be $3 million greater than originally estimated.

     As a result of these restructurings, $70 million of savings was realized in the 1999-2000 period, and an additional $16 million is expected to be realized in 2001 ($10 million) and 2002 ($6 million), reflecting reductions in both cost of sales and selling, general, and administrative costs.

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                   (Dollars in millions)                        -------------------
                                                                2001          2000          CHANGE
                                                                ----          ----          ------
Consumer and Foodservice/Food Packaging.....................    $515          $569           (9.5)%
Protective and Flexible Packaging...........................     202           208           (2.9)
                                                                ----          ----
Total.......................................................    $717          $777           (7.7)%
                                                                ----          ----

     Sales declined $60 million, or 7.7%, versus the prior year. Excluding the negative impact of foreign-currency exchange rates, divestitures, and discontinued product lines, sales were essentially even with last year.

     Sales for the Consumer and Foodservice/Food Packaging segment were down $54 million, or 9.5%, from the third quarter of 2000. Excluding the negative effect of foreign-currency exchange rates, divestitures, and discontinued product lines, sales for this segment increased 0.6% versus last year. Volume increased as a result of broad-based growth in Hefty(R) consumer products and higher sales of foodservice products in home meal replacement markets. Sales of protective and flexible packaging products declined $6 million, or 2.9%, compared with 2000. Excluding the negative impact of foreign-currency exchange rates and businesses divested in 2000, sales for this segment declined 2.4%, as a slight increase in European revenues was more than offset by an economy-related sales decline in North America.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                   (Dollars in millions)                        -------------------
                                                                2001          2000          CHANGE
                                                                ----          ----          ------
Consumer and Foodservice/Food Packaging.....................    $ 74          $ 72           2.8%
Protective and Flexible Packaging...........................      12            12            --
Other.......................................................      17            16           6.3
                                                                ----          ----
Total.......................................................    $103          $100           3.0%
                                                                ----          ----

     Operating income was $103 million in 2001, an increase of $3 million, or 3.0%, from 2000. The improvement was driven principally by lower raw-material costs and cost savings from the Protective and Flexible Packaging restructuring program, offset partially by higher selling, general, and administrative costs primarily related to a new product launch in the Consumer and Foodservice/Food Packaging segment.

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $2 million, or 2.8%, in 2001, driven principally by higher volume in Hefty(R) Consumer Products and lower raw material costs.

     Operating income for the Protective and Flexible Packaging segment was unchanged versus the same period last year, as cost reductions were offset by lower North American sales volume.

     Operating income for the Other segment increased $1 million, or 6.3%, from 2000, primarily due to a reduction in discounts on sold receivables. See note 9 to the financial statements for additional information related to the company's sale of accounts receivable.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $25 million in 2001, down $9 million, or 26.5%, from 2000, principally because of a decline in borrowings.

     Income Taxes

     The company's effective tax rate for 2001 was 41.5% compared with 42.0% for the same period in 2000.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $45 million, or $0.28 per share, in 2001, compared with $38 million, or $0.24 per share, in the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 2001, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 2000

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                   (Dollars in millions)                        -------------------
                                                                 2001         2000       CHANGE
                                                                 ----         ----       ------
Consumer and Foodservice/Food Packaging.....................    $1,540       $1,696       (9.2)%
Protective and Flexible Packaging...........................       617          639       (3.4)
                                                                ------       ------
Total.......................................................    $2,157       $2,335       (7.6)%
                                                                ------       ------

     Sales declined $178 million, or 7.6%, versus the prior year. Excluding the negative impact of foreign-currency exchange rates, divestitures, and discontinued product lines, sales increased 0.5% versus the same period last year.

     Sales for the Consumer and Foodservice/Food Packaging segment were down $156 million, or 9.2%, from the first nine months of 2000. Excluding the negative effect of foreign-currency exchange rates, divestitures, and discontinued product lines, sales for this segment rose 0.9% versus last year, primarily because of volume growth in Hefty(R) consumer products and the carryover effect of year 2000 price increases. Sales of protective and flexible packaging products declined $22 million, or 3.4%, compared with 2000. Excluding the negative impact of foreign-currency exchange rates and businesses divested in 2000, sales for this segment increased slightly, driven primarily by the carryover effect of year 2000 price increases.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                   (Dollars in millions)                        -----------------
                                                                2001         2000      CHANGE
                                                                ----         ----      ------
Consumer and Foodservice/Food Packaging.....................    $207         $207        --%
Protective and Flexible Packaging...........................      33           32       3.1
Other.......................................................      48           47       2.1
                                                                ----         ----
Total.......................................................    $288         $286       0.7%
                                                                ----         ----

     Operating income in 2000 included a $6 million gain on the sale of a business. Excluding the effect of this unusual item, operating income by segment was as follows:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                   (Dollars in millions)                        -----------------
                                                                2001         2000      CHANGE
                                                                ----         ----      ------
Consumer and Foodservice/Food Packaging.....................    $207         $201       3.0%
Protective and Flexible Packaging...........................      33           32       3.1
Other.......................................................      48           47       2.1
                                                                ----         ----
Total.......................................................    $288         $280       2.9%
                                                                ----         ----

     Operating income before unusual items was $288 million in 2001, an increase of $8 million, or 2.9%, from 2000. The improvement was driven principally by the favorable impact of selling price increases put into effect in 2000, initial cost savings from the Protective and Flexible Packaging restructuring program, and lower raw material prices.

     Operating income before unusual items for the Consumer and Foodservice/Food Packaging segment increased $6 million, or 3.0%, in 2001, driven principally by the carryover effect of year 2000 selling price increases, volume growth in consumer products, and lower raw-material prices, offset, in part, by the effect of the divestiture of the packaging polyethylene business in the first quarter of 2001.

     Operating income for the Protective and Flexible Packaging segment improved $1 million, or 3.1%, from 2000. This improvement was driven mainly by the favorable impact of year 2000 price increases, higher European volume, and initial cost savings from restructuring actions, offset, in part, by lower North American volume.

     Operating income for the Other segment increased $1 million, or 2.1%, from 2000.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $82 million in 2001, down $19 million, or 18.8%, from 2000, principally because of a decline in borrowings.

     Income Taxes

     The company's effective tax rate for 2001 was 41.5% compared with 41.9% for the same period in 2000.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $119 million, or $0.75 per share, in 2001, compared with $106 million, or $0.65 per share, in 2000. Excluding the impact of the 2000 gain on the sale of a business, net income from continuing operations rose $17 million, or $0.12 per share, versus 2000.

     Discontinued Operations

     In 2001, the company recorded income from discontinued operations, net of income tax, of $28 million, or $0.17 per share, which represented the after-tax gain on the sale of the company's remaining holdings of Packaging Corporation of America (PCA) stock. In 2000, the company recorded income from discontinued operations, net of income tax, of $134 million, or $0.82 per share, which represented the gain on the February 2000 sale of the majority of the company's equity interest in PCA. See note 4 to the financial statements for additional information regarding the company's holdings of PCA stock.

LIQUIDITY AND CAPITAL RESOURCES

  Capitalization

                    (In millions)
                                                         SEPTEMBER 30, 2001    DECEMBER 31, 2000    CHANGE
                                                         ------------------    -----------------    ------
Short-term debt, including current maturities of
  long-term debt.....................................          $    9               $   13          $  (4)
Long-term debt.......................................           1,224                1,560           (336)
                                                               ------               ------          -----
Total debt...........................................           1,233                1,573           (340)
Minority interest....................................              22                   22             --
Shareholders' equity.................................           1,643                1,539            104
                                                               ------               ------          -----
                                                               $2,898               $3,134          $(236)
                                                               ------               ------          -----

     The company's ratio of debt to total capitalization was 42.5% and 50.2% at September 30, 2001, and December 31, 2000, respectively. Total borrowings declined $340 million during 2001, as free cash flow and proceeds from the sales of the packaging polyethylene business and PCA stock were used to repay debt.

     Shareholders' equity increased $104 million in 2001, primarily as a result of the recording of income from continuing and discontinued operations of $119 million and $28 million, respectively, offset partially by a decrease in unrealized gains on PCA stock holdings after December 31, 2000.

     Cash Flows

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                       (In millions)                            -----------------
                                                                2001        2000
                                                                ----        ----
Cash provided (used) by:
  Operating activities......................................    $ 284       $ 153
  Investing activities......................................       40         337
  Financing activities......................................     (328)       (479)

     Cash provided by operating activities was $284 million in 2001 versus $153 million in the same period last year. The $131 million increase was driven mainly by improvements in working capital management and increased income from continuing operations.

     Investing activities generated cash aggregating $40 million in 2001 and $337 million in the same period of 2000. The $40 million generated in 2001 principally represented proceeds from the sale of the packaging polyethylene business and PCA stock, offset, in part, by expenditures for property, plant, and equipment and the acquisition of assets from a former joint venture. The $337 million generated in 2000 was driven principally by the receipt of proceeds from the sale of PCA stock and businesses, offset partially by capital expenditures.

     Cash used by financing activities was $328 million in 2001, primarily for retirement of debt. Cash used by financing activities was $479 million in 2000, principally for the retirement of debt and the repurchase of company stock.

     Allowance for Bad Debts

     The company's allowance for bad debts totaled $11 million at September 30, 2001, compared with $17 million at December 31, 2000. The $6 million decrease was related to clearing old, uncollectible receivables for which reserves had been established in prior years. This had no impact on net income or free cash flow for the three- and nine- month periods ended September 30, 2001.

     Capital Commitments

     Open commitments for authorized expenditures totaled approximately $119 million at September 30, 2001. It is anticipated that the majority of these expenditures will be funded over the next twelve months from existing cash and short-term investments, internally generated cash, and borrowings.

     Liquidity

     The company's management believes that cash flow from operations, along with available borrowing capacity under its credit facilities, will be sufficient to meet capital requirements. See note 5 to the financial statements for additional information concerning liquidity.

CHANGES IN ACCOUNTING PRINCIPLES

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of SFAS No. 133". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133". SFAS No. 133, as amended, requires that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value and that changes in derivative instruments' fair value be recognized currently in earnings unless specific hedge-accounting criteria are met. The company adopted SFAS 133, as amended, on January 1, 2001. In accordance with the transition provisions of SFAS 133, the company was not required to record a transition adjustment, and the adoption of SFAS 133 did not have a material effect on the earnings or statement of financial position of the company.

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This issue addresses the recognition, measurement, and income-statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. Upon adopting EITF No. 00-14, which is required effective with the fourth quarter of 2001, the company will be required to reclassify as deductions from sales certain expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for the third quarter of 2001 and 2000, sales and selling, general, and administrative costs would have been reduced by $8 million in both periods.

     In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future". This consensus requires that certain rebate offers and free products that are delivered subsequent to a single exchange transaction be recognized when incurred and reported as a reduction of sales. The impact of this issue, which the company adopted in the first quarter of 2001, on the company's consolidated financial statements was immaterial.

     In April 2001, the EITF reached a consensus on Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". This consensus requires that consideration provided by a vendor to a purchaser of its products be recognized as a reduction of sales, except in those instances where an identifiable and measurable benefit is or will be received by the vendor from the purchaser. Upon adopting Issue No. 00-25, which is required effective with the fourth quarter of 2001, the company will be required to reclassify as deductions from sales certain expenses that historically have been included in selling, general, and administrative costs. If this reclassification had been made for the third quarter of 2001 and 2000, sales and selling, general, and administrative costs would have been reduced by $15 million and $13 million, respectively.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are to be evaluated against these new criteria, which may result in certain intangibles being classified as goodwill, or vice versa. SFAS No. 142 does not permit goodwill and certain intangibles to be amortized, but requires that an impairment loss be recognized if recorded amounts exceed fair values. The provisions of each statement that apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the company on January 1, 2002. The company is currently evaluating the effect of this statement on its financial position and results of operations.

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the notes to the financial statements included in this Quarterly Report on Form 10-Q are "forward-looking statements." These forward-looking statements generally can be identified by the use of terms and phrases such as "will", "anticipate", "may", "expect", "estimated", "projected", and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable, and makes the statements in good faith, actual results almost always vary from expected results, and the differences can be material. Among the factors that might cause the company's actual results to differ materially from the future results expressed or implied by these forward-looking statements are:

     - changes in consumer demand and prices for the company's products that could negatively impact revenues and margins;

     - material substitutions and changes in prices of raw materials for the company's products, including plastic resin, or for labor or utilities, that could negatively impact the company's expenses and margins;

     - changes in laws or other governmental actions, including the cost of complying with changes in regulations such as environmental regulations relating to air emissions or plastics generally;

     - changes in capital availability or costs;

     - workforce factors such as strikes or other labor interruptions;

     - the general economic, political and competitive conditions in markets and countries where the company operates, including currency fluctuations and other risks associated with operating outside of the United States; and

     - changes by the Financial Accounting Standards Board or other accounting regulatory bodies of authoritative generally accepted accounting principles or policies.

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

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at September 30, 2001, all of which will mature in 2001.

                                                 NOTIONAL AMOUNT      WEIGHTED-AVERAGE    NOTIONAL AMOUNT
                                               IN FOREIGN CURRENCY    SETTLEMENT RATE     IN U.S. DOLLARS
  (In millions, except settlement rates)       -------------------    ----------------    ---------------
Euros
  -- Purchase..............................             71                 0.917                 65
  -- Sell..................................           (178)                0.917               (163)
Canadian dollars
  -- Purchase..............................             12                 0.634                  8
  -- Sell..................................            (21)                0.634                (13)
British pounds
  -- Purchase..............................            149                 1.474                220
  -- Sell..................................           (160)                1.474               (236)
U.S. dollars
  -- Purchase..............................            156                 1.000                156
  -- Sell..................................            (42)                1.000                (42)

     Interest Rates

     The company is exposed to interest-rate risk on revolving-credit debt that bears interest at a floating rate based on LIBOR. In addition, the company has issued public-debt securities with fixed interest rates and original maturity dates ranging from 4 to 26 years.

     At the end of the first quarter of 2001, the company entered into interest-rate swap agreements ("swaps") which effectively convert floating-rate debt on its synthetic lease obligations to fixed-rate debt. This action was taken primarily to reduce the company's exposure to interest-rate risk. These swaps are accounted for as cash flow hedges, with changes in value recorded as a component of accumulated other comprehensive income on the balance sheet. As of September 30, 2001, $7 million of deferred net losses on derivative instruments have been accumulated in other comprehensive income. Because of the highly effective nature of the hedges, there was no impact on the earnings of the company.

                          PART II -- OTHER INFORMATION

ITEMS 1-5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     Exhibits designated with an asterisk in the following index are filed herewith; all other exhibits are incorporated by reference:

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   2             Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
                 Pactiv Corporation's Current Report on Form 8-K dated
                 November 11, 1999, File No. 1-15157).
   3             Restated Certificate of Incorporation of the registrant
                 (incorporated herein by reference to Exhibit 3.1 to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.1           Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
   3.2           Amended and Restated By-laws of the registrant adopted May
                 17, 2001.
   4.1           Specimen Stock Certificate of Pactiv Corporation Common
                 Stock (incorporated herein by reference to Exhibit to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   4.2           Qualified Offer Plan Rights Agreement, dated as of November
                 4, 1999, by and between the registrant and First Chicago
                 Trust Company of New York, as Rights Agent (incorporated
                 herein by reference to Exhibit 4.2 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
   4.3(a)        Indenture, dated September 29, 1999, by and between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.1 to Tenneco
                 Packaging Inc.'s Registration Statement on Form S-4, File
                 No. 333-82923).
   4.3(b)        First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(b) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)        Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(c) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)        Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(d) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.3(e)        Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(e) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   4.3(f)        Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
                 registrant and The Chase Manhattan Bank, as Trustee
                 (incorporated herein by reference to Exhibit 4.3(f) to
                 Pactiv Corporation's Quarterly Report on Form 10-Q for the
                 quarter ended September 30, 1999, File No. 1-15157).
   4.4           Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
                 Pactiv Corporation Rabbi Trust (incorporated herein by
                 reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
   9             None.
  10.1           Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
                 herein by reference to Exhibit 16.1 to Tenneco Inc.'s
                 Current Report on Form 8-K dated November 4, 1999, File No.
                 1-12387).
  10.2           Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
                 Report on Form 8-K dated November 4, 1999, File No.
                 1-12387).
  10.3           Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
                 registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
                 for quarterly period ended September 30, 1999, File No.
                 1-12387).
  10.4           Trademark Transition License Agreement, dated as of November
                 4, 1999, by and between Tenneco Inc. and the registrant
                 (incorporated herein by reference to Exhibit 10.4 to Pactiv
                 Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
  10.5           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Executive Incentive Compensation Plan (incorporated
                 herein by reference to Exhibit 10.5 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
  10.6           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
  10.7           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Change in Control Severance Benefit Plan for Key
                 Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q for
                 the quarter ended September 30, 1999, File No. 1-15157).
  10.8           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Deferred Compensation Plan (incorporated herein by
                 reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.9           Pactiv Corporation (formerly known as Tenneco Packaging
                 Inc.) Stock Ownership Plan (incorporated herein by reference to Exhibit 10.9 to Pactiv Corporation's Quarterly Report
                 Form 10-Q for the quarter ended September 30, 1999, File No.
                 1-15157).
  10.10          Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
                 Shipbuilding Inc. (incorporated herein by reference to
                 Exhibit 10.28 of Tenneco Inc.'s Form 10, File No. 1-12387).
  10.11          Pactiv Corporation Rabbi Trust (incorporated herein by
                 reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
  10.12          Tenneco Rabbi Trust Agreement (incorporated herein by
                 reference to Exhibit 10.12 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).
  10.13(a)       Contribution Agreement, dated as of January 25, 1999, by and among the registrant, PCA Holdings LLC and Packaging
                 Corporation of America (the "Contribution
                 Agreement")(incorporated herein by reference to Exhibit
                 10.30 to Tenneco Inc.'s Current Report on Form 8-K dated
                 April 12, 1999, File No. 1-12387).
  10.13(b)       Letter Agreement, dated as of April 12, 1999, by and among the registrant, PCA Holdings LLC and Packaging Corporation of America, amending the Contribution Agreement
                 (incorporated herein by reference to Exhibit 10.31 to
                 Tenneco Inc.'s Current Report on Form 8-K dated April 12,
                 1999, File No. 1-12387).
  10.14          Stockholders Agreement, as amended, dated as of April 12,
                 1999, by and among the registrant, PCA Holdings LLC and
                 Packaging Corporation of America (incorporated herein by
                 reference to Exhibit 10.32 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
  10.15          Registration Rights Agreement, as amended, dated as of April
                 12, 1999, by and among the registrant, PCA Holdings LLC and
                 Packaging Corporation of America (incorporated herein by
                 reference to Exhibit 10.33 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
  10.16          Release Agreement dated as of October 18, 1999, by and
                 between Dana G. Mead and Tenneco Management Company, and
                 Modification of Release Agreement dated as of October
                 18,1999, by and among Dana G. Mead, Tenneco Inc. and Tenneco
                 Management Company (incorporated herein by reference to
                 Exhibit 10.18 to Tenneco Automotive Inc.'s Quarterly Report
                 on Form 10-Q for quarterly period ended September 30, 1999,
                 File No. 1-12387).
  10.17          Employment Agreement, dated as of March 11, 1997, by and
                 between Richard L. Wambold and Tenneco Inc. (incorporated
                 herein by reference to Exhibit 10.17 to Pactiv Corporation's
                 Quarterly Report on Form 10-Q for the quarter ended
                 September 30, 1999, File No. 1-15157).
  10.18          Short Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
                 Administrative Agent, Credit Suisse First Boston, as
                 Syndication Agent, Bank One, NA and Banque Nationale de
                 Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.4 to Tenneco Packaging Inc.'s Registration
                 Statement on Form S-4, File No. 333-82923).
  10.18(a)       First Amendment, dated as of September 27, 2000, among the registrant, various financial institutions, and Bank of
                 America, N.A., as Administrative Agent, amending the Short
                 Term Credit Agreement (incorporated herein by reference to
                 Exhibit 10.18(a) to Pactiv's Quarterly Report on Form 10-Q
                 for the quarter ended September 30, 2000, File No. 1-15157.
  10.19          Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
                 Administrative Agent, Credit Suisse First Boston, as
                 Syndication Agent, Bank One, NA and Banque Nationale de
                 Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
                 Statement on Form S-4, File No. 333-82923).
  10.20          Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
                 Report on Form 10-Q for the quarter ended September 30,
                 1999, File No. 1-15157).

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
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

(B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

Date: November 14, 2001