Form 10-K
period 2001-12-31
PACTIV CORP
filed 2002-04-01
CIK 1089976

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

       CLASS OF VOTING STOCK AND NUMBER OF SHARES                   MARKET VALUE OF COMMON STOCK HELD BY
      HELD BY NON-AFFILIATES AT FEBRUARY 28, 2002                              NON-AFFILIATES
--------------------------------------------------------  --------------------------------------------------------
            COMMON STOCK 159,027,635 SHARES                                   $3,026,295,894*

* Based upon the closing sale price on the Composite Tape for the Common Stock on February 28, 2002.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value). 159,487,510 shares outstanding as of February 28, 2002. (See Note 15 to the Financial Statements.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                           PART OF THE FORM 10-K
                        DOCUMENT                                          INTO WHICH INCORPORATED
--------------------------------------------------------  --------------------------------------------------------
  Pactiv Corporation's Definitive Proxy Statement for                             Part III
 the Annual Meeting of Shareholders to be held May 17,
                           2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

Item 1.        Business....................................................    1
Item 2.        Properties..................................................    5
Item 3.        Legal Proceedings...........................................    6
Item 4.        Submission of Matters to a Vote of Security Holders.........    6
Item 4.1       Executive Officers of the Registrant........................    6

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related
               Shareholder Matters.........................................    7
Item 6.        Selected Financial Data.....................................    8
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................    9
Item 7A.       Quantitative and Qualitative Disclosures about Market
               Risk........................................................   19
Item 8.        Financial Statements and Supplementary Data.................   21
Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................   55

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant..........   55
Item 11.       Executive Compensation......................................   55
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management..................................................   55
Item 13.       Certain Relationships and Related Transactions..............   55

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form
               8-K.........................................................   55

ITEM 1. BUSINESS.

OVERVIEW

     Pactiv Corporation (Pactiv or the company), previously known as Tenneco Packaging Inc., was formerly a wholly-owned subsidiary of Tenneco Inc. (Tenneco) that was spun-off to shareholders of Tenneco on November 4, 1999 (the "spin-off"). Pactiv includes the assets, liabilities, and operations of Tenneco's former specialty packaging business and certain of Tenneco's former corporate and administrative service operations. As used herein, the terms "Pactiv" and "the company" refer, for periods prior to the spin-off, to the packaging businesses and corporate and administrative service operations of Tenneco and, for periods after the spin-off, to Pactiv and its consolidated subsidiaries.

     The company was incorporated in the state of Delaware in 1965 under the name Packaging Corporation of America. The company changed its name to Tenneco Packaging Inc. in November 1995 and, concurrent with the spin-off, changed its name to Pactiv Corporation.

     Pactiv is a global supplier of specialty packaging and consumer products with 2001 sales of $2.8 billion. The company operates 70 manufacturing facilities in 13 countries around the world and employs approximately 13,000 people. Pactiv has two key operating segments: Consumer and Foodservice/ Food Packaging and Protective and Flexible Packaging. The company's consumer products include plastic, aluminum, and paper-based products such as waste bags, disposable tableware, food-storage bags, and aluminum cookware. The company's foodservice/food packaging products include foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging for customers in the food distribution channel, including wholesalers, supermarkets, and packer processors, who prepare and process food for consumption. Pactiv's protective-packaging products are used to protect and cushion various commercial and industrial products from the point of manufacture to the point of delivery or pick-up, principally serving the electronics, automotive, furniture, and e-commerce markets. The company's flexible-packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications, and often involve custom design.

PRODUCTS AND MARKETS

     Consumer and Foodservice/Food Packaging

     The company manufactures, markets, and sells consumer products such as plastic storage bags for food and household items, plastic waste bags, foam and molded-fiber tableware, and aluminum cookware. Many of these products are sold under such recognized brand names as Hefty(R), Baggies(R), Hefty(R) OneZip(R), Hefty(R) Cinch-Sak(R), Hefty(R) The Gripper(TM), Hefty(R) Zoo Pals(TM), Kordite(R), and E-Z Foil(R). These products, which are typically used by consumers in their homes, are sold through a variety of retailers, including supermarkets, mass merchandisers, and other stores where consumers purchase household goods. In addition to consumer products, the company manufactures plastic zipper closures for a variety of other packaging applications.

     For foodservice customers, the company offers products to merchandise and serve both on-premises and takeout meals. These items include tableware products such as plates, bowls, and cups and a broad line of takeout-service containers made from clear plastic, microwaveable plastic, molded fiber, paperboard, foam, and aluminum.

     The company's food-packaging products are designed to protect food during distribution, aid retailers in merchandising food products, and help customers prepare and serve meals in their homes. Food packaging products for supermarkets include clear rigid-display packaging for produce, delicatessen, and bakery applications; microwaveable containers for prepared, ready-to-eat meals; and foam trays for meat and produce.

     For food processors, the company's products include dual-ovenable paperboard containers, molded-fiber egg cartons, red meat and poultry trays, aluminum containers, and modified atmosphere packaging, which extends the shelf life of red meat products.

     The company also offers foam products for use in the construction industry.

     Protective and Flexible Packaging

     The company manufactures, markets, and sells protective packaging for use in the automotive, computer, electronics, furniture, durable goods, building, and construction industries. Pactiv's sheet foams and air-encapsulated bubble products are used for cushioning and surface protection, and its paperboard honeycomb and engineered foam-plank products provide protection against shock, vibration, and thermal damage. Pactiv also offers padded mailers, a variety of laminated protective coverings, and customized packaging systems.

     The company's flexible-packaging products are used in consumer, medical, pharmaceutical, chemical, hygienic, and industrial applications. These products include liners for disposable diapers, wrap-around sleeves for glass and plastic bottles, polypropylene bags for sterile intravenous fluid delivery, modified atmosphere films, stand-up pouches, food and hygienic packaging, surgical drapes, and medical packaging.

GROWTH STRATEGY

     Pactiv expects to grow by expanding existing businesses and through strategic acquisitions. The company's sales have grown from approximately $900 million in 1995 to $2.8 billion in 2001.

     The company focuses on markets that have strong expansion characteristics and attractive margins. Through its broad product lines and custom design capability, the company offers customers "material-neutral" packaging solutions. With this approach and the availability of worldwide geographic coverage, the company has become a primary supplier to several national and international manufacturers and distributors and has developed long-term relationships with key participants in the consolidating packaging and foodservice-distribution industries. Fostering such relationships is critical in identifying and penetrating new markets.

     Market Presence

     Many of Pactiv's products have strong market share positions, including the number one position in key markets such as consumer waste bags and tableware, foodservice-foam containers, clear rigid-display packaging, foam trays, and aluminum cookware. In 2001, more than 80% of the company's sales came from products that hold the number one or number two share position in markets served, reflecting the strength of the company's Hefty(R) and E-Z Foil(R) brands, the breadth of its product lines, and its ability to offer "one-stop shopping" to customers.

     New Products/Design Services

     The company drives growth by developing new products and value-added product line extensions. In 2001, the company spent $44 million on research and development activities and introduced more than 50 new products. In the Consumer and Foodservice/Food Packaging business segment, several major new products were introduced in 2001: Hefty(R) The Gripper(TM) waste bags with a unique Stretch & Grip Top(R), new containers for carry-out roasted chicken featuring unique Smart Tote(TM) handles and a SmartVent(TM) steam-release system, a salad bowl designed specifically for Wendy's(R), and lidded E-Z Foil(R) lasagna and oblong cake pans.

     Protective and Flexible Packaging continued its focus on new products and line extensions, adding the Pactiv Air 2000(TM) inflatable pouch for shock or vibration protection; prefillable, multi-chamber IV bags for improved health-care delivery; and medical gloves and gowns for hand-surgery specialists.

     In 2000 and 1999, the company spent $42 million and $40 million, respectively, on research and development efforts.

     Service Capabilities

     Building on broad product lines and strong relationships with national distributors, Pactiv in 2001 continued implementation of its customer-linked manufacturing system. Today, the systems and information management infrastructure and distribution network are largely in place to support the company's "One Face to the Customer" strategy, aimed at reducing supply-chain costs, enhancing customer service, and improving productivity.

     Productivity/Cost Reduction

     Pactiv's continuing focus on enhancing productivity and reducing manufacturing and logistics costs is key to improving the business' profitability. In 2001, nearly 25% of the company's research and development spending and roughly 30% of its capital spending was devoted to efforts to reduce costs and improve manufacturing and distribution productivity.

     Strategic Acquisitions

     Strategic acquisitions have been, and will continue to be, an important element of the company's growth strategy. Management has a successful track record of acquiring businesses and rapidly integrating them into the company.

MARKETING, DISTRIBUTION, AND CUSTOMERS

     The company has a combined sales and marketing staff of approximately 400 people. Consumer products are sold through a direct sales force and a national network of brokers and manufacturers' representatives. Foodservice and supermarket customers are served primarily through a network of independent distributors, while food-packaging and packer-processor customers are served principally through a direct sales force. The Protective and Flexible Packaging business sells to distributors, fabricators, and directly to end-users worldwide.

     No one customer accounted for more than 10% of the company's 2001 sales. In general, the company's backlog of orders is not material.

ANALYSIS OF SALES

     The following table sets forth information regarding sales from continuing operations. Prior to the spin-off, the combined results of the Consumer and Foodservice/Food Packaging business and the Protective and Flexible Packaging business were reported under the specialty-packaging segment by Tenneco. During the fourth quarter of 1999, the company modified the composition of its operating segments because of changes in its management-reporting structure triggered by the spin-off. Segment information for the first three quarters of 1999 have been restated to conform with current segment presentation.

SALES

                                                  2001               2000               1999
                                            ----------------   ----------------   ----------------
                                            Amount   % Total   Amount   % Total   Amount   % Total
(Dollars in millions)                       ------   -------   ------   -------   ------   -------
Consumer and Foodservice/Food Packaging...  $1,997      71%    $2,201      72%    $2,132      70%
Protective and Flexible Packaging.........     815      29%       851      28%       896      30%
                                            ------     ---     ------     ---     ------     ---
Total.....................................  $2,812     100%    $3,052     100%    $3,028     100%
                                            ------     ---     ------     ---     ------     ---

     See note 19 to the financial statements for additional segment and geographic information.

COMPETITION

     Pactiv conducts business in highly competitive markets and faces significant competition in all of its product lines from numerous global, national, and regional companies of various sizes. Some competitors have available to them more extensive financial and other resources than Pactiv, while others are significantly smaller than the company with lower fixed costs and more operating flexibility. In addition, certain competitors offer a variety of packaging materials and concepts and serve geographic regions through various distribution channels. In general, the company believes success in obtaining business is driven by price, quality, product features, service, and speed of delivery.

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

RAW MATERIALS

     The principal raw materials used by the company are plastic resins, including polystyrene, polyethylene, polypropylene, and polyvinyl chloride; aluminum; paperboard; and recycled fiber. Approximately 80% of Pactiv's sales come from products made from different types of plastics. In general, these raw materials are readily available from a wide variety of suppliers. Raw material prices can be volatile and are a function of, among other things, the availability of production capacity and oil, natural gas, and other material costs. The supply of raw materials was adequate in 2001, and the company's management believes that such supply will remain adequate in 2002.

ENVIRONMENTAL REGULATION

     Pactiv's operations are required to comply with existing and potential federal, state, local, and foreign air emission legislation and other laws and regulations affecting the environment. In addition, various consumer and special interest groups have lobbied, from time to time, for the implementation of a variety of environmental and pollution-control measures. Although management believes that current laws and regulations have not had a material adverse effect on the company's results, there can be no assurance that future legislative or regulatory initiatives, if any, will not have a material adverse effect on the company.

OTHER

     As of December 31, 2001, Pactiv employed approximately 13,000 people, 16% of whom were covered by collective bargaining agreements. Five of those agreements, covering a total of 460 employees, are scheduled for renegotiation in 2002. In Europe and the Middle East, approximately 1,960 employees are governed by works councils. Management believes that employee relations are generally satisfactory.

     The company owns a number of U.S. and foreign patents, trademarks, and other intellectual property that are important to the manufacture, marketing, and distribution of certain products. The company also utilizes numerous software licenses that are important to its business. The company believes that its intellectual property rights and licensing rights are adequate for its business.

     The company continues to provide certain services to Tenneco Automotive Inc., a former affiliate of Tenneco, on a contractual basis. In December 1999, Pactiv sold certain assets of its former administrative service operations to Exult, Inc. (Exult) and entered into an agreement under which Exult provides certain administrative services to the company. Exult also entered into an agreement to provide certain services to Tenneco Automotive that previously had been provided by Pactiv.

     In April 1999, the company contributed the containerboard assets of its paperboard packaging operation to a newly formed joint venture, Packaging Corporation of America (PCA), obtaining a 43% interest in the entity. In February 2000 and April 2001, the company sold its interest in PCA. Prior to the formation of the joint venture, the company borrowed $1.8 billion and used $1.2 billion of the proceeds to acquire assets under lease by the containerboard business and to purchase accounts receivable previously sold by this business to a third party. Remaining amounts borrowed ($600 million) were remitted to Tenneco. In the first quarter of 1999, the company recorded on estimated loss of $293 million, $178 million after tax, or $1.07 per share, on the asset contribution, representing the amount by which the carrying value of the assets exceeded their fair value, less selling costs.

     In June 1999, the company sold the paperboard packaging operation's folding carton business to Caraustar Industries for $73 million and recorded a related gain of $14 million, $9 million after tax, or $0.05 per share.

     In the fourth quarter of 1999, the company recorded an additional $53 million loss, $37 million after tax, or $0.21 per share, on the disposition of the paperboard packaging operation's business to reflect final working capital settlement amounts, revisions to actuarially determined estimates of pension-plan curtailment costs, and changes in estimates regarding retained liabilities.

     In December 1999, the company entered into an agreement to sell its aluminum foil reroll facility in Clayton, New Jersey, and its aluminum packer-processor facility in Shelbyville, Kentucky, for $44 million. The company recorded a related gain of $6 million, $4 million after tax, or $0.02 per share, during 2000 and used the proceeds from the transaction primarily to repay debt.

     In February 2000, the company sold 85% of its equity interest in PCA and used the net proceeds of $398 million primarily to repay debt. The company recorded a related gain of $224 million, $134 million after tax, or $0.80 per share. In the first half of 2001, the company sold its remaining interest in PCA for $87 million, which was used primarily to repay debt, and recorded an associated gain of $57 million, $28 million after tax, or $0.17 per share.

     The company recorded a fourth-quarter 2000 charge of $45 million, $29 million after tax, or $0.18 per share, for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC. In January 2001, the company received cash proceeds of $72 million from the disposition of these assets. In the third quarter of 2001, the company refunded $7 million to the purchaser of the packaging polyethylene business as a final net asset adjustment. Also, as a part of the company's 2000 restructuring plan, certain small, noncore European businesses were disposed of in 2001, for which cash proceeds totaling $6 million were received in December 2001.

ITEM 2. PROPERTIES.

HEADQUARTERS LOCATION

     Pactiv leases its executive offices at 1900 West Field Court, Lake Forest, Illinois 60045. Its telephone number at that address is (847) 482-2000.

MANUFACTURING AND ENGINEERING FACILITIES

     In North America, Pactiv operates 50 facilities in 21 states, Canada, and Mexico. Plastic and aluminum foodservice and consumer products and building products are manufactured at 21 plants. The protective packaging business converts paperboard into honeycomb products at nine plants. Ten plants apply extrusion, foaming, and converting technologies to produce flexible or rigid-plastic protective packaging from polystyrene, polyethylene, and polypropylene resins. Molded-fiber packaging is produced at seven locations, and tooling for molded-fiber plants is manufactured at one location. Ovenable-paperboard products are manufactured at two facilities. A research and development center for consumer products and foodservice/food packaging and process development is located in Canandaigua, New York. A design center and process-development operation for protective and flexible packaging are located in Buffalo Grove, Illinois.

     Pactiv has 20 international manufacturing facilities. Ten protective-packaging plants in Belgium, England, France, Germany, Italy, The Netherlands, Poland, and Spain make plastic air-encapsulated bubble and foam-sheet products, including mailers. Five flexible-packaging plants in Egypt and Germany make flexible-packaging films, bags, labels, pouches, printed and converted paper bags, and disposable medical packaging. Omni-Pac, a European subsidiary, produces cushioning and molded-fiber packaging in Elsfleth, Germany, and Great Yarmouth, England. Single-use thermoformed plastic food containers and films are manufactured at three facilities in England, Scotland, and Wales. In addition, Pactiv has a joint-venture interest in a folding-carton operation in Dongguan, China, and a corrugated converting operation in Shaoxing, China.

     In general, management believes that all of the company's plant and equipment are well maintained and in good operating condition.

     The company is of the opinion that it generally has satisfactory title to owned properties, subject to certain liens that do not detract materially from the value or use of the properties.

ITEM 3. LEGAL PROCEEDINGS.

     In May 1999, Tenneco, Pactiv, and a number of containerboard manufacturers were named as defendants in a civil, class-action antitrust lawsuit pending in the U.S. district court for the eastern district of Pennsylvania. The company also was named as a defendant in a related class-action antitrust lawsuit. The lawsuits allege that the defendants conspired to raise linerboard prices for corrugated containers and sheets from October 1, 1993, through November 30, 1995, in violation of Section 1 of the Sherman Act. The lawsuits seek treble damages of unspecified amounts, plus attorneys' fees. Pactiv's management believes that the allegations have no merit and is vigorously defending the claims. Pactiv is responsible for defending the claims against Tenneco and for any liability resulting therefrom.

     The company is party to other legal proceedings arising from its operations.

     Management believes that the outcome of all of these legal matters, individually and in the aggregate, will not have a material adverse effect on the company's earnings or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below are the executive officers of the company at April 1, 2002 the positions held by such officers, and the date of appointment to such positions. This description is being included in Part I of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

     Richard L. Wambold, 50, Chairman of the Board of Directors, President, and Chief Executive Officer. Mr. Wambold has served as Chairman since March 2000, President since June 1999 and Chief Executive Officer since the spin-off in November 1999. Prior to 1999, Mr. Wambold served as Executive Vice President and General Manager of the company's specialty packaging and consumer products business units.

     Andrew A. Campbell, 56, Senior Vice President and Chief Financial
Officer. Mr. Campbell joined the company in October 1999 as Vice President and Chief Financial Officer and has served as Senior Vice President and Chief Financial Officer since January 2001. Prior to joining the company, Mr. Campbell served as Acting Chief Financial Officer of Foamex International, Inc. from May to September 1999; as Executive Vice President, Finance and Administration and Chief Financial Officer of Dominick's Supermarkets, Inc. from July to November 1998; as Senior Vice President, Finance and Chief Financial Officer of Safety Kleen Corporation from April 1997 to June 1998; as President and Director of Duplex

Products, Inc. from June 1995 to May 1996; and as Vice President, Finance and Chief Financial Officer of Duplex Products, Inc. from November 1994 to May 1995.

     James V. Faulkner, Jr., 58, Vice President and General Counsel. Mr. Faulkner has been Vice President and General Counsel of the company since 1995.

     Peter H. Lazaredes, 51, Senior Vice President and General Manager, Foodservice. Mr. Lazaredes has served as Vice President and General Manager, Foodservice since January 2001. Prior to 2001, and since he joined the company in 1996, Mr. Lazaredes held various senior management positions in the company's specialty packaging unit. From 1992 to 1996, Mr. Lazaredes served as General Manager of Amoco Foam Products Company's tableware business.

     James D. Morris, 48, Senior Vice President and General Manager, Protective and Flexible Packaging. Mr. Morris has served as Vice President and General Manager, Protective and Flexible Packaging since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Morris held various senior management positions in the company's specialty packaging unit.

     John N. Schwab, 52, Senior Vice President and General Manager, Hefty Consumer Products. Mr. Schwab has served as Senior Vice President and General Manager, Hefty Consumer Products since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Schwab held various senior management positions in the company's specialty packaging unit.

     Henry M. Wells, III, 57, Vice President and Chief Human Resources
Officer. Mr. Wells has served as Vice President and Chief Human Resources Officer since April 2000. Prior to joining the company, Mr. Wells served as Vice President, Human Resources for Banta Corporation from April 1996 to April 2000, and as Senior Vice President, Human Resources for Jacobs Suchard, Inc. from October 1988 to March 1996.

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

                                                              STOCK PRICE/SHARE
                                                              ------------------    DIVIDENDS
                                                               HIGH        LOW        PAID
                                                              -------    -------    ---------
2000
  First quarter.............................................  $11.50     $ 7.56        $--
  Second quarter............................................   10.06       7.50        $--
  Third quarter.............................................   11.63       7.81        $--
  Fourth quarter............................................   13.31      10.19        $--
2001
  First quarter.............................................   14.50      11.26        $--
  Second quarter............................................   15.90      11.70        $--
  Third quarter.............................................   16.48      13.50        $--
  Fourth quarter............................................   18.10      13.55        $--

     As of February 28, 2002, there were approximately 49,959 holders of record of the company's common stock, including brokers and other nominees.

     Dividend declarations are at the discretion of the company's board of directors. The company does not intend to declare a dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

(In millions, except per-share data)                            2001       2000       1999       1998       1997
FOR THE YEARS ENDED DECEMBER 31(A)                            --------   --------   --------   --------   --------
STATEMENT OF INCOME (LOSS)
  Sales
    Consumer and Foodservice/Food Packaging.................  $  1,997   $  2,201   $  2,132   $  2,048   $  2,017
    Protective and Flexible Packaging.......................       815        851        896        835        605
    Other...................................................        --         --         --          6         10
                                                              --------   --------   --------   --------   --------
                                                                 2,812      3,052      3,028      2,889      2,632
                                                              --------   --------   --------   --------   --------
  Income (loss) from continuing operations before interest
    expense, income taxes, and minority interest............       391        341        (13)       283        306
  Interest expense, net of interest capitalized.............       107        134        146        133        124
  Income tax expense (benefit)..............................       118         91        (47)        67         75
  Minority interest.........................................         1          3         --          1          1
                                                              --------   --------   --------   --------   --------
  Income (loss) from continuing operations..................       165        113       (112)        82        106
  Income (loss) from discontinued operations, net of income
    tax.....................................................        28        134       (193)        57         21
  Extraordinary loss, net of income tax.....................        --         --         (7)        --         --
  Cumulative effect of change in accounting principles, net
    of income tax...........................................        --         --        (32)        --        (38)
                                                              --------   --------   --------   --------   --------
  Net income (loss).........................................  $    193   $    247   $   (344)  $    139   $     89
                                                              --------   --------   --------   --------   --------
Average number of shares of common stock outstanding
  Basic.....................................................   158.833    161.722    167.405    168.506    170.265
  Diluted...................................................   159.527    161.779    167.663    168.835    170.802
Earnings (loss) per share
  Basic
    Continuing operations...................................  $   1.04   $   0.70   $  (0.67)  $   0.49   $   0.63
    Discontinued operations.................................      0.17       0.83      (1.15)      0.34       0.12
    Extraordinary loss......................................        --         --      (0.04)        --         --
    Cumulative effect of change in accounting principles....        --         --      (0.19)        --      (0.23)
                                                              --------   --------   --------   --------   --------
                                                              $   1.21   $   1.53   $  (2.05)  $   0.83   $   0.52
                                                              --------   --------   --------   --------   --------
  Diluted
    Continuing operations...................................  $   1.03   $   0.70   $  (0.67)  $   0.49   $   0.63
    Discontinued operations.................................      0.17       0.83      (1.15)      0.34       0.12
    Extraordinary loss......................................        --         --      (0.04)        --         --
    Cumulative effect of change in accounting principles....        --         --      (0.19)        --      (0.23)
                                                              --------   --------   --------   --------   --------
                                                              $   1.20   $   1.53   $  (2.05)  $   0.83   $   0.52
                                                              --------   --------   --------   --------   --------
STATEMENT OF FINANCIAL POSITION
  Net assets of discontinued operations.....................  $     --   $     72   $    195   $    366   $    423
  Total assets..............................................     4,060      4,341      4,588      4,798      4,618
  Short-term debt including current maturities of long-term
    debt....................................................         7         13        325        595        158
  Long-term debt............................................     1,211      1,560      1,741      1,312      1,492
  Debt allocated to discontinued operations.................        --         --         --        548        473
  Minority interest.........................................         8         22         20         14         15
  Shareholders' equity......................................     1,689      1,539      1,350      1,776      1,839
STATEMENT OF CASH FLOWS
  Cash provided (used) by operating activities..............  $    371   $    290   $    (31)  $    577   $    405
  Cash provided (used) by investing activities..............        (1)       302       (994)      (514)      (654)
  Cash provided (used) by financing activities..............      (354)      (578)     1,030        (67)       239
  Expenditures for property, plant, & equipment.............      (145)      (135)      (173)      (194)      (229)

(a) During the periods presented, the company completed numerous acquisitions, the most significant of which was the acquisition of the protective and flexible packaging businesses of N.V. Koninklijke KNP BT for $380 million in April 1997.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     Financial statements at December 31, 2001, December 31, 2000, and December 31, 1999, have been prepared on a consolidated basis. Financial statements for the 12 months ended December 31, 2001, and December 31, 2000, have been prepared on a consolidated basis, while financial statements for the 12 months ended December 31, 1999, have been prepared on a combined basis. All financial statements have been prepared in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis, unless otherwise noted. Certain amounts in the prior years' financial statements have been reclassified to conform with the presentation used in 2001.

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food-packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative service operations and retiree-benefit income and expense.

STRATEGIC REALIGNMENT

     In April 1999, the company contributed the containerboard assets of its paperboard packaging operation to a newly formed joint venture, Packaging Corporation of America (PCA), obtaining a 43% interest in the entity. In June 1999, the company sold its paperboard packaging operation's folding carton business to Caraustar Industries. In February 2000 and April 2001, the company sold its interest in PCA. See note 7 to the financial statements for further information.

     On November 4, 1999, as part of a corporate reorganization, Pactiv's former parent company, Tenneco Inc. (Tenneco), and its subsidiaries effected various intercompany transfers and distributions to restructure and separate their then-existing businesses, assets, liabilities, and operations so that, among other things, the packaging businesses and certain corporate and administrative service operations of Tenneco would be owned by Pactiv. Tenneco subsequently distributed pro rata to holders of its common stock all of the outstanding common stock of Pactiv (the "spin-off"). Prior to the spin-off, Pactiv was named Tenneco Packaging Inc. (TPI). As used herein, the terms "company" or "Pactiv" refer, for periods prior to the spin-off, to TPI and certain other packaging subsidiaries of Tenneco and, for periods after the spin-off, to Pactiv and its consolidated subsidiaries.

     Before the spin-off, Tenneco realigned substantially all of its existing debt through a combination of tender offers, exchange offers, and other refinancings. The realignment was financed through borrowings by Tenneco Automotive Inc. (formerly Tenneco, which changed its name to Tenneco Automotive Inc. in connection with the spin-off) under a new credit facility, Tenneco Automotive's issuance of subordinated debt, Pactiv's issuance of public debt, and borrowings by Pactiv under new credit facilities.

     At the spin-off date, Pactiv had total funded debt of $2.1 billion, which was comprised of public-debt securities and credit-facility drawings. Pactiv's debt, which is described in more detail in note 8 to the financial statements, is rated as investment grade by both Standard & Poor's and Moody's.

     In connection with the spin-off, Pactiv entered into distribution, tax-sharing, human resource, insurance, and transition service agreements with Tenneco Automotive, which included contractual arrangements related to the provision of certain administrative services for specified periods of time.

UNUSUAL ITEMS

     Restructuring and Other

     In the fourth quarter of 1998, a restructuring plan was adopted to reduce administrative and operating costs. As a result, Pactiv recorded a pre-tax charge against income from continuing operations of

$32 million, $20 million after tax, or $0.12 per share. The restructuring plan involved the elimination of production lines and 104 positions at two plants, exiting four joint ventures, and the elimination of 184 administrative positions at business units and corporate headquarters. Related actions generally were executed in accordance with the company's initial plan. As a result of this restructuring, a total of 252 positions were eliminated as of December 31, 1999.

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

     In the fourth quarter of 1999, the company recorded a $154 million restructuring charge, $91 million after tax, or $0.54 per share, related to the decision to exit noncore businesses and to reduce overhead costs. The restructuring covered (1) the sale of the company's forest products and aluminum foil container businesses ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999; (2) the sale of certain assets of the company's administrative service and corporate aircraft operations ($10 million); (3) the impairment of long-lived assets of the company's packaging polyethylene business ($68 million); and (4) severance costs associated with the elimination of 161 positions, primarily in the company's international operations ($8 million). The impairment charge for the assets of the packaging polyethylene business was deemed necessary following completion of an evaluation of strategic alternatives for the business and represented the difference between the carrying value of the assets and the forecasted future cash flows of the business, computed on a discounted basis. These restructuring actions generally were completed in 2000; however, $1 million of the charge was reversed in the fourth quarter of 2000, as one planned product line consolidation was not undertaken and, as a result, 14 positions were not eliminated.

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective-packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of these assets. The remaining $26 million was related to the realignment of operations and the exiting of low-margin businesses in the company's Protective and Flexible Packaging segment. Specifically, this charge was for (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and their fair value based on market estimates. Restructuring-plan actions generally have been completed. Actual cash outlays for severance and other costs were $3 million less than originally estimated, as 78 fewer positions were eliminated, while charges for asset write-offs were $3 million more than initially estimated. Additionally, the company recognized a benefit of $6 million, $4 million after tax, or $0.02 per share, in the fourth quarter of 2001, largely to reflect a lower loss than was originally recorded on the sale of the company's packaging polyethylene business.

     In the fourth quarter of 2001, the company recorded a restructuring charge of $18 million, $10 million after tax, or $0.06 per share. Of this amount, $5 million was related to higher-than-anticipated expenses associated with the exit of small, noncore European businesses announced in the fourth quarter of 2000. The remaining $13 million reflected adoption of a restructuring plan to consolidate operations and reduce costs in both the Consumer and Foodservice/Food Packaging ($5 million) and Protective and Flexible Packaging ($8 million) segments. Specifically, this charge was for (1) plant closures and consolidations in North America and Europe, including the elimination of 283 positions ($10 million); (2) other workforce reductions (99 positions -- $2 million); and (3) asset writedowns related to the exit of a North American product line ($1 million). The cash cost of executing the restructuring programs is anticipated to be approximately $5 million.

     These restructurings yielded aggregate savings of approximately $75 million through the end of 2001, and additional savings are expected to be realized in 2002 ($11 million) and 2003 ($5 million), primarily reflecting lower cost of sales and lower selling, general, and administrative costs.

     Spin-off Transaction Costs

     In the fourth quarter of 1999, the company recorded transaction costs related to the spin-off that reduced income before interest expense, income taxes, and minority interest; net income; and earnings per share by $136 million, $96 million, and $0.57, respectively. These costs were for special curtailment and termination benefits for former Tenneco employees ($72 million), professional services ($49 million), and separation from Tenneco operations ($15 million). In the fourth quarter of 2000 and 2001, the company reversed $20 million ($12 million after tax, or $0.08 per share) and $12 million ($7 million after tax, or $0.04 per share), respectively, of the previously recorded provisions for transaction costs to reflect lower-than-anticipated expenses. As of December 31, 2001, actions related to the spin-off transaction were substantially complete.

YEAR 2001 COMPARED WITH 2000

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                               2001      2000     CHANGE
(Dollars in millions)                                         ------    ------    ------
Consumer and Foodservice/Food Packaging.....................  $1,997    $2,201     (9.3)%
Protective and Flexible Packaging...........................     815       851     (4.2)
                                                              ------    ------
Total.......................................................  $2,812    $3,052     (7.9)%
                                                              ------    ------

     Sales declined $240 million, or 7.9%, in 2001. Excluding the negative impact of foreign-currency exchange rates, divestitures, and discontinued product lines, sales were essentially even with last year.

     Sales for the Consumer and Foodservice/Food Packaging business declined $204 million, or 9.3%, in 2001. Excluding the effects of divestitures and discontinued product lines, sales for this segment were 0.9% higher than in 2000, primarily because of higher selling prices and volume gains. Sales of Protective and Flexible Packaging products declined $36 million, or 4.2%, from 2000. Excluding the negative impact of foreign-currency exchange rates and businesses divested in 2001, sales for this segment were 1.8% lower than in 2000, as higher sales in Europe were more than offset by protective-packaging volume declines in North America.

    Operating Income -- Income before Interest Expense, Income Taxes, and Minority Interest

                                                              2001      2000    CHANGE
(Dollars in millions)                                         ----      ----    ------
Consumer and Foodservice/Food Packaging.....................  $288      $254     13.4%
Protective and Flexible Packaging...........................    29         5       --
Other.......................................................    74        82    (9.8)
                                                              ----      ----
Total.......................................................  $391      $341     14.7%
                                                              ----      ----

     Total operating income for 2001 included $12 million of restructuring and other charges recorded in the fourth quarter and the reversal of $12 million of spin-off transaction cost provisions originally recorded in 1999. Similarly, total operating income for 2000 included $70 million of restructuring and other charges, the reversal of $20 million of spin-off transaction cost provisions originally recorded in 1999, and a $6 million gain on the sale of a business. Excluding the effect of these items ("unusual items"), operating income by segment was as follows:

                                                               2001     2000    CHANGE
(Dollars in millions)                                          ----     ----    ------
Consumer and Foodservice/Food Packaging.....................   $287     $279      2.9%
Protective and Flexible Packaging...........................     42       44     (4.5)
Other.......................................................     62       62       --
                                                               ----     ----
Total.......................................................   $391     $385      1.6%
                                                               ----     ----

     Operating income before unusual items was $391 million in 2001, an increase of $6 million, or 1.6%, over 2000. The increase was driven principally by the effective management of the spread between selling prices and raw material costs and cost savings from the 2000 restructuring program, offset partially by protective-packaging volume declines in North America.

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $8 million, or 2.9%, in 2001, driven principally by the effective management of the spread between selling prices and raw material costs, volume growth for core products, and lower logistics costs, offset partially by increased spending in support of branded products and on new product launches.

     Operating income for the Protective and Flexible Packaging segment declined $2 million, or 4.5%, from 2000, driven principally by lower volume in North America, offset in part by the favorable impact of year 2000 price increases and manufacturing cost savings related to the 2000 restructuring program.

     Operating income for the Other segment was $62 million in 2001, unchanged from 2000.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $107 million in 2001, down $27 million, or 20.1%, from 2000, mainly because of lower borrowings.

     Income Taxes

     Pactiv's effective tax rate for 2001 was 41.5% compared with 44.0% for 2000. Excluding the tax impact of the previously discussed restructuring and other charges and spin-off transaction expenses, the effective tax rate for 2001 and 2000 was 41.5% and 42.0%, respectively.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $165 million, or $1.03 per share, in 2001, compared with net income of $113 million, or $0.70 per share, in 2000. Excluding restructuring and other charges, spin-off transaction costs, and a gain on the sale of a business, net income from continuing operations was $165 million, or $1.03 per share, in 2001, compared with $143 million, or $0.89 per share, in 2000.

DISCONTINUED OPERATIONS

     In 2001, the company recorded net income from discontinued operations of $28 million, or $0.17 per share, which represented the after-tax gain on the sale of the company's remaining holdings of PCA stock. In 2000, the company reported net income from discontinued operations of $134 million, or $0.83 per share, which represented the after-tax gain on the February 2000 sale of the majority of the company's equity interest in PCA.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                               2001      2000
DECEMBER 31 (In millions)                                     ------    ------
Short-term debt, including current maturities of long-term
  debt......................................................  $    7    $   13
Long-term debt..............................................   1,211     1,560
                                                              ------    ------
Total debt..................................................   1,218     1,573
Minority interest...........................................       8        22
Shareholders' equity........................................   1,689     1,539
                                                              ------    ------
Total capitalization........................................  $2,915    $3,134
                                                              ------    ------

     Pactiv's ratio of debt to total capitalization was 41.8% and 50.2% at December 31, 2001, and December 31, 2000, respectively. Total borrowings declined $355 million, or 22.6%, in 2001, as free cash flow and proceeds from the sale of the packaging polyethylene business, the company's interest in a joint venture, and PCA stock were used to repay debt.

     Shareholders' equity increased $150 million in 2001, reflecting the recording of income from continuing and discontinued operations of $165 million and $28 million, respectively, offset partially by a decrease in unrealized gains on PCA stock holdings.

     Cash Flows

                                                              2001     2000
(In millions)                                                 -----    -----
Cash provided (used) by:
  Operating activities......................................  $ 371    $ 290
  Investing activities......................................     (1)     302
  Financing activities......................................   (354)    (578)

     Cash provided by operating activities was $371 million in 2001, versus $290 million in 2000. The $81 million increase was driven principally by higher income from continuing operations, increased utilization of net operating loss carryforwards, and better working capital management.

     Cash used by investing activities was $1 million in 2001, as proceeds ($146 million) from the sale of businesses ($69 million, related primarily to the disposal of the packaging polyethylene unit) and PCA stock ($87 million) slightly exceeded expenditures for property, plant, and equipment ($145 million). Cash provided by investing activities was $302 million in 2000, as proceeds from the sale of PCA stock ($394 million) and certain product lines ($50 million) more than offset expenditures for property, plant, and equipment ($135 million).

     Cash used by financing activities was $354 million in 2001, driven primarily by the retirement of debt. Cash used by financing activities was $578 million in 2000, driven primarily by the retirement of debt and the repurchase of stock.

     Allowance for Bad Debts

     The company's allowance for bad debts totaled $12 million at December 31, 2001, compared with $17 million at December 31, 2000. The $5 million decrease was related to clearing old, uncollectible receivables for which reserves had been established in prior years. This had no impact on net income or free cash flow in 2001.

     Capital Commitments

     Commitments for authorized expenditures totaled approximately $93 million at December 31, 2001. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments, internally generated cash, and borrowings.

     Liquidity

     The company's management believes that cash flow from operations along with borrowing capacity under its existing credit facilities will be sufficient to meet capital requirements.

     At the time of the spin-off, the company made a one-time draw under a $1.5 billion term-loan facility in the amount of $300 million at a floating interest rate based on LIBOR, adjusted for reserve requirements, plus a specified margin. Borrowings under this facility were repaid in the first quarter of 2000 following the sale of the majority of the company's equity interest in PCA.

     In November 1999, the company entered into a five-year, $750 million revolving-credit agreement and a 364-day, $250 million revolving-credit agreement. As of September 27, 2000, the 364-day agreement was extended for an additional 364-day period, and total availability under the agreement was increased to $300 million. The company elected not to renew the agreement upon its September 26, 2001, expiration.

     As of December 31, 2001, the company was in full compliance with financial and other covenants in the five-year credit agreement.

     See notes 3 and 20 to the financial statements for additional information concerning liquidity, including off-balance-sheet financing.

YEAR 2000 COMPARED WITH 1999

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                               2000      1999     CHANGE
(Dollars in millions)                                         ------    ------    ------
Consumer and Foodservice/Food Packaging.....................  $2,201    $2,132      3.2%
Protective and Flexible Packaging...........................     851       896     (5.0)
                                                              ------    ------
Total.......................................................  $3,052    $3,028      0.8%
                                                              ------    ------

     Sales grew $24 million, or 0.8%, in 2000. Excluding the negative impact of foreign-currency exchange rates, divestitures, and discontinued product lines, sales increased 7.7% in 2000, driven primarily by higher selling prices and volume.

     Sales for the Consumer and Foodservice/Food Packaging business advanced $69 million, or 3.2%, in 2000. Excluding the effects of divestitures and discontinued product lines, sales for this segment were 9.2% higher than in 1999, primarily because of higher selling prices and volume gains. Sales of Protective and Flexible Packaging products declined $45 million, or 5.0%, from 1999. Excluding the negative impact of foreign-currency exchange rates and businesses divested in late 1999, sales for this segment were 4.6% higher than in 1999, driven principally by selling price and volume increases.

    Operating Income (Loss) -- Income (Loss) before Interest Expense, Income Taxes, and
    Minority Interest

                                                              2000    1999     CHANGE
(Dollars in millions)                                         ----    -----    ------
Consumer and Foodservice/Food Packaging.....................  $254    $ 192     32.3%
Protective and Flexible Packaging...........................     5       (2)      --
Other.......................................................    82     (203)      --
                                                              ----    -----
Total.......................................................  $341    $ (13)      --%
                                                              ----    -----

     Total operating income for 2000 included $70 million of restructuring and other charges, the reversal of $20 million of spin-off transaction cost provisions recorded in 1999, and a $6 million gain on the sale of a business. Total operating loss for 1999 included restructuring and other charges of $183 million and spin-off transaction expenses of $136 million. Excluding the effect of these unusual items, operating income (loss) by segment was as follows:

                                                              2000    1999    CHANGE
(Dollars in millions)                                         ----    ----    ------
Consumer and Foodservice/Food Packaging.....................  $279    $258      8.1%
Protective and Flexible Packaging...........................    44      75    (41.3)
Other.......................................................    62     (27)      --
                                                              ----    ----
Total.......................................................  $385    $306     25.8%
                                                              ----    ----

     Operating income before unusual items was $385 million in 2000, an increase of $79 million, or 25.8%, from 1999. The increase was driven principally by higher volume and selling prices, significant reductions in overhead costs, and higher pension income; offset partially by higher resin costs.

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $21 million, or 8.1%, in 2000 driven principally by selling price increases and volume growth for core products, offset in part by higher raw material, freight, and warehousing costs.

     Operating income for the Protective and Flexible Packaging segment declined $31 million, or 41.3%, from 1999. The decline was caused primarily by higher resin costs, inefficiencies associated with plant consolidations and start-ups, and the negative impact of foreign-currency exchange rates; offset partially by selling price increases and volume gains.

     Operating income for the Other segment was $62 million in 2000, compared with a loss of $27 million in 1999. The $89 million improvement was driven principally by reductions in corporate overhead costs, higher pension income, and the favorable impact of billing Tenneco Automotive for the full cost of administrative services provided by the company.

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

     Income (Loss) from Continuing Operations

     The company recorded net income from continuing operations of $113 million, or $0.70 per share, in 2000, compared with a net loss of $112 million, or $0.67 per share, in 1999. Excluding restructuring and other charges, spin-off transaction costs, and a gain on the sale of a business, net income from continuing operations was $143 million, or $0.89 per share, in 2000, compared with $93 million, or $0.55 per share, in 1999.

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

     Shareholders' equity increased $189 million in 2000, reflecting the recording of income from continuing and discontinued operations of $113 million and $134 million, respectively, and an unrealized gain of $42 million on the remaining 6.2 million shares of PCA stock held by the company; offset partially by the impact of repurchasing $100 million of the company's common stock.

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

     Cash used by financing activities was $578 million in 2000, reflecting primarily the retirement of debt and the repurchase of company stock. Financing activities provided $1,030 million in cash in 1999. During the second quarter of 1999, the company borrowed $1.8 billion in connection with the formation of the PCA joint venture and used $1.2 billion of the proceeds to purchase assets used by the discontinued containerboard business under operating leases and timber cutting rights and to acquire previously sold accounts receivable of this business. Remaining amounts from these borrowings were distributed to Tenneco.

CHANGES IN ACCOUNTING PRINCIPLES

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that start-up costs be expensed as incurred. This standard also requires that previously capitalized start-up costs be expensed as a cumulative effect of change in accounting principles upon adoption. The company adopted SOP 98-5 on January 1, 1999, and recorded a related after-tax charge of $32 million (net of a $9 million tax benefit), or $0.19 per share, to expense previously capitalized start-up costs of its foreign and administrative service operations. If SOP 98-5 had been applied retroactively, net income for the year ended December 31, 1998, would have been reduced by $14 million (net of an $8 million tax benefit), or $0.08 per share.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of SFAS No. 133". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No. 133. SFAS No. 133, as amended, requires that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value and that changes in derivative instruments' fair value be recognized currently in earnings unless specific hedge-accounting criteria are met. The company adopted SFAS No. 133, as amended, on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the company was not required to record a transition adjustment. The adoption of SFAS No. 133 did not have a material effect on the earnings or financial position of the company.

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This issue addresses the recognition, measurement, and income-statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. With the company's fourth-quarter 2001 adoption of EITF No. 00-14, certain expenses that historically had been included in selling, general, and administrative costs were reclassified as deductions from sales for all periods presented herein.

     In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future". This consensus requires that certain rebate offers and free products be reported as a reduction of sales. The impact of this issue, which the company adopted in the first quarter of 2001, on the company's consolidated financial statements was immaterial.

     In April 2001, the EITF reached a consensus on Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". This consensus requires that consideration provided by a vendor to a purchaser of its products be recognized as a reduction of sales, except in those instances where an identifiable and measurable benefit is or will be received by the vendor from the purchaser. With the company's fourth-quarter 2001 adoption of EITF No. 00-25, certain expenses that historically had been included in selling, general, and administrative costs were reclassified as deductions from sales for all periods presented herein.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are to be evaluated against these new criteria, which may result in certain intangibles being classified as goodwill, or vice versa. SFAS No. 142 does not permit goodwill and certain intangibles to be amortized, but requires that an impairment loss be recognized if recorded amounts exceed fair values. Effective January 1, 2002, the company adopted SFAS No. 142, which is expected to add approximately $19 million pretax, $14 million after tax, or $0.09 per share, to reported results on a going-forward basis. The company continues to evaluate the impact of this standard.

EURO CONVERSION

     The formation of the European Monetary Union (EMU) resulted in the adoption of a common currency, the euro, by 11 European nations. Effective January 1, 2002, the functional currency of company components in countries participating in the EMU was switched to the euro. The costs to the company of transitioning to the euro were not material.

CRITICAL ACCOUNTING POLICIES

     Following are the accounting policies of Pactiv that, in the company's opinion, are the most important in portraying its financial conditions and results of operations. These policies involve the highest degree of subjectivity and estimation and, therefore, may be subject to material revision if actual results differ significantly from estimates. The company firmly believes its policies closely adhere to generally accepted accounting principles consistently applied and that the financial position and results of Pactiv are stated fairly.

     Sales Deductions

     In arriving at net sales, the company estimates the amount of sales deductions likely to be earned or taken by customers in conjunction with incentive programs such as volume rebates, early payment discounts, and coupon redemptions. Such estimates are based on historical trends and are reviewed quarterly for possible revision. The company believes the amount of sales deductions reflected in net sales for the 12 months ended December 31, 2001, are reasonable. In the event that future sales-deduction trends vary significantly from past or expected trends, reported sales might increase or decrease by a material amount.

     Pension Income

     The company has well-funded pension plans for current and former employees and accounts for the pension plans in accordance with requirements of SFAS No. 87, "Employers Accounting for Pensions". Pension-plan income is included in the statement of income as an offset to selling, general, and administrative expenses. Such income is determined based on a number of factors, including estimates of returns on plan assets, employee compensation, and participant life expectancy. If actual amounts vary significantly from estimates, reported selling, general, and administrative expenses might increase or decrease by a material amount.

     Postemployment Benefits

     The company provides certain postemployment benefits to former employees and accounts for such benefits in accordance with requirements of SFAS No. 106, "Employers Accounting for Postemployment Benefits Other Than Pensions". Related liabilities are determined based on certain factors, including estimates of medical costs and mortality. If actual amounts vary significantly from estimates, reported selling, general, and administrative expenses might increase or decrease by a material amount.

     Synthetic Leases

     The company has entered into a synthetic-lease agreement with a third-party lessor and various lenders to finance the cost of its headquarters building and certain of its warehouse facilities. The synthetic-lease facility, which expires in November 2005, contains customary terms and conditions covering, among other things, residual-value guarantees, default provisions, and financial covenants. Lease agreements for these properties require the company to satisfy certain financial-ratio tests. At December 31, 2001, the termination payment on the synthetic-lease agreement totaled $169 million, which represents off-balance-sheet debt. In the event that either the company or the third-party lessor were to cancel the agreement, either before or at expiration of the lease, the company's debt might increase by the termination payment amount. See note 20 to the financial statements for additional information concerning the company's synthetic-lease agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

DERIVATIVE FINANCIAL INSTRUMENTS

     The company is exposed to market risks related to changes in foreign-currency exchange rates, interest rates, and commodity prices. To manage these risks, the company, from time to time, enters into various hedging contracts in accordance with established policies and procedures. The company does not use hedging instruments for trading purposes and is not a party to any transactions involving leveraged derivatives.

     Foreign-Currency Exchange

     The company uses foreign-currency forward contracts to hedge its exposure to adverse changes in exchange rates, primarily related to the euro, British pound, and Canadian dollar. Hedging is accomplished through the use of financial instruments, with related gains or losses offsetting gains or losses on underlying assets or liabilities.

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at December 31, 2001, all of which will mature in 2002.

                                                       NOTIONAL AMOUNT     WEIGHTED-AVERAGE   NOTIONAL AMOUNT
                                                     IN FOREIGN CURRENCY   SETTLEMENT RATE    IN U.S. DOLLARS
(In millions, except settlement rates)               -------------------   ----------------   ---------------
Euros             --   Purchase...................            18                 0.892             $  16
                  --   Sell.......................          (117)                0.892              (104)
Canadian dollars  --   Purchase...................            18                 0.628                11
                  --   Sell.......................           (32)                0.628               (20)
British pounds    --   Purchase...................           177                 1.456               258
                  --   Sell.......................          (182)                1.456              (265)
U.S. dollars      --   Purchase...................           238                 1.000               238
                  --   Sell.......................          (131)                1.000              (131)

     Interest Rates

     The company is exposed to interest-rate risk on revolving-credit debt that bears interest at a floating rate based on LIBOR. Amounts outstanding under these facilities aggregated $36 million at December 31, 2001. In addition, the company has public-debt securities outstanding ($1,187 million at December 31, 2001) with fixed interest rates and original maturity dates ranging from 4 to 26 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                      ESTIMATED MATURITY DATES
                                  ----------------------------------------------------------------
                                   2002     2003     2004     2005     2006    THEREAFTER   TOTAL
(In millions)                     ------   ------   ------   ------   ------   ----------   ------
FACILITIES WITH FLOATING
  INTEREST RATES BASED ON LIBOR
5-year revolving-credit
  facility.....................   $   --   $   --   $   36   $   --   $   --     $   --     $   36
DEBT SECURITIES WITH FIXED
  INTEREST RATES
Long-term debt securities......        3        2        2      300        1        879      1,187

     Prior to the spin-off, the company entered into an interest-rate swap to hedge its exposure to interest-rate movements. The company settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

     In the first quarter of 2001, the company entered into interest-rate swap agreements that effectively convert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. These swaps are accounted for as cash flow hedges, with changes in value recorded as accumulated other comprehensive income, a component of shareholders' equity. As of December 31, 2001, $5 million of deferred net losses on derivative instruments was recorded in other comprehensive income. Because of the highly effective nature of the swaps (as defined in SFAS No. 133), there was no impact on the earnings of the company. See note 20 to the financial statements for further information concerning the company's synthetic leases.

     Commodities

     The company purchases commodities such as resin, paper, and aluminum at market prices and does not use financial instruments to hedge commodity prices. The company occasionally enters into short-term forward contracts with third parties to fix a portion of the cost of natural gas used internally. Several of such contracts remained open at December 31, 2001.

     In December 1999, the company entered into an agreement with one of its vendors to purchase certain materials at prices within a specified range. Effective December 2001, this agreement was terminated by mutual consent.

     The statements and other information (including the tables) in this annual report constitute forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX OF THE FINANCIAL STATEMENTS OF PACTIV CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of independent public accountants....................   22
Statement of income (loss) for each of the three years in
  the period ended December 31, 2001........................   23
Statement of financial position at December 31, 2001 and
  2000......................................................   24
Statement of cash flows for each of the three years in the
  period ended December 31, 2001............................   25
Statement of changes in shareholders' equity for each of the
  three years in the period ended December 31, 2001.........   26
Statement of comprehensive income (loss) for each of the
  three years in the period ended December 31, 2001.........   27
Notes to financial statements...............................   28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pactiv Corporation:

     We have audited the accompanying statements of financial position of Pactiv Corporation (a Delaware corporation) and consolidated subsidiaries as of December 31, 2001, and 2000, and the related statements of income (loss), retained earnings, cash flows, changes in shareholders' equity, and comprehensive income (loss) for each of the three years ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pactiv Corporation and consolidated subsidiaries as of December 31, 2001, and 2000, and the results of its operations and its cash flows for the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As explained in note 3 to the financial statements referred to above, effective January 1, 1999, the company changed its method of accounting for the cost of start-up activities.

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

                                          /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois
January 22, 2002

STATEMENT OF INCOME (LOSS)

                                                        2001              2000             1999
FOR THE YEARS ENDED DECEMBER 31                    --------------    --------------    ------------
(In millions, except share and per-share data)     (CONSOLIDATED)    (CONSOLIDATED)     (COMBINED)
SALES
  Consumer and Foodservice/Food Packaging........   $      1,997      $      2,201     $      2,132
  Protective and Flexible Packaging..............            815               851              896
                                                    ------------      ------------     ------------
                                                           2,812             3,052            3,028
                                                    ------------      ------------     ------------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization................................          1,950             2,235            2,162
  Selling, general, and administrative...........            288               247              368
  Depreciation and amortization..................            177               185              184
  Other (income) expense, net....................              6                (6)               8
  Restructuring and other........................             12                70              183
  Spin-off transaction...........................            (12)              (20)             136
                                                    ------------      ------------     ------------
                                                           2,421             2,711            3,041
                                                    ------------      ------------     ------------
INCOME (LOSS) BEFORE INTEREST EXPENSE, INCOME
  TAXES, AND MINORITY INTEREST...................            391               341              (13)
Interest expense, net of interest capitalized....            107               134              146
Income tax expense (benefit).....................            118                91              (47)
Minority interest................................              1                 3               --
                                                    ------------      ------------     ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS.........            165               113             (112)
Income (loss) from discontinued operations, net
  of income tax..................................             28               134             (193)
                                                    ------------      ------------     ------------
Income (loss) before extraordinary loss..........            193               247             (305)
Extraordinary loss, net of income tax............             --                --               (7)
                                                    ------------      ------------     ------------
Income (loss) before cumulative effect of change
  in accounting principles.......................            193               247             (312)
Cumulative effect of change in accounting
  principles, net of income tax..................             --                --              (32)
                                                    ------------      ------------     ------------
NET INCOME (LOSS)................................   $        193      $        247     $       (344)
                                                    ------------      ------------     ------------
EARNINGS (LOSS) PER SHARE
Average number of shares of common stock
  outstanding
  Basic..........................................    158,833,296       161,722,021      167,405,315
  Diluted........................................    159,527,170       161,778,740      167,663,438
Basic earnings (loss) per share of common stock
  Continuing operations..........................   $       1.04      $       0.70     $      (0.67)
  Discontinued operations........................           0.17              0.83            (1.15)
  Extraordinary loss.............................             --                --            (0.04)
  Cumulative effect of change in accounting
     principles..................................             --                --            (0.19)
                                                    ------------      ------------     ------------
                                                    $       1.21      $       1.53     $      (2.05)
                                                    ------------      ------------     ------------
Diluted earnings (loss) per share of common stock
  Continuing operations..........................   $       1.03      $       0.70     $      (0.67)
  Discontinued operations........................           0.17              0.83            (1.15)
  Extraordinary loss.............................             --                --            (0.04)
  Cumulative effect of change in accounting
     principles..................................             --                --            (0.19)
                                                    ------------      ------------     ------------
                                                    $       1.20      $       1.53     $      (2.05)
                                                    ------------      ------------     ------------

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                     2001              2000
AT DECEMBER 31 (In millions, except share data)                 --------------    --------------
ASSETS
Current assets
  Cash and temporary cash investments.......................        $   41            $   26
  Accounts and notes receivable
    Trade, less allowances of $12 million and $17 million in
     the respective periods.................................           267               275
    Income taxes............................................             8                38
    Other...................................................            13                82
  Inventories...............................................           332               401
  Deferred income taxes.....................................            36                48
  Prepayments and other.....................................            43                30
                                                                    ------            ------
  Total current assets......................................           740               900
                                                                    ------            ------
Property, plant, and equipment, net.........................         1,273             1,231
                                                                    ------            ------
Other assets
  Goodwill and intangibles, net.............................           908               940
  Deferred income taxes.....................................            21                23
  Pension assets, net.......................................         1,045               945
  Other.....................................................            73               112
                                                                    ------            ------
  Total other assets........................................         2,047             2,020
                                                                    ------            ------
Net assets of discontinued operations.......................            --                72
                                                                    ------            ------
TOTAL ASSETS................................................        $4,060            $4,223
                                                                    ------            ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
    debt....................................................        $    7            $   13
  Accounts payable..........................................           232               233
  Taxes accrued.............................................            10                12
  Interest accrued..........................................             9                14
  Accrued liabilities.......................................           136               146
  Other.....................................................            65                94
                                                                    ------            ------
  Total current liabilities.................................           459               512
                                                                    ------            ------
Long-term debt..............................................         1,211             1,560
                                                                    ------            ------
Deferred income taxes.......................................           594               474
                                                                    ------            ------
Pension and postretirement benefits.........................            52                67
                                                                    ------            ------
Deferred credits and other liabilities......................            47                49
                                                                    ------            ------
Minority interest...........................................             8                22
                                                                    ------            ------
Shareholders' equity
  Common stock (159,431,382 and 158,176,937 shares issued
    and outstanding after deducting 11,759,094 and
    11,761,094 shares held in treasury in the respective
    periods)................................................             2                 2
  Premium on common stock and other capital surplus.........         1,398             1,383
  Accumulated other comprehensive income (loss).............           (54)                3
  Retained earnings.........................................           343               151
                                                                    ------            ------
  Total shareholders' equity................................         1,689             1,539
                                                                    ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................        $4,060            $4,223
                                                                    ------            ------

The accompanying notes to financial statements are an integral part of this statement.

STATEMENT OF CASH FLOWS

                                                                   2001             2000           1999
                                                              --------------   --------------   ----------
FOR THE YEARS ENDED DECEMBER 31 (In millions)                 (CONSOLIDATED)   (CONSOLIDATED)   (COMBINED)
OPERATING ACTIVITIES
Income (loss) from continuing operations....................      $ 165            $ 113         $  (112)
Adjustments to reconcile income (loss) from continuing
  operations to cash provided by continuing operations
  Depreciation and amortization.............................        177              185             184
  Deferred income taxes.....................................        112               72              --
  Restructuring and other...................................         12               70             183
  Noncash retirement benefits, net..........................       (104)            (100)            (86)
  Allocated interest, net of tax............................         --               --              72
  Changes in components of working capital
    (Increase) decrease in receivables......................         (1)              20              17
    (Increase) decrease in inventories......................         25                4             (30)
    Increase in prepayments and other current assets........         (7)              (7)             (3)
    Increase (decrease) in accounts payable.................          1              (24)            (13)
    Increase (decrease) in taxes accrued....................         22              (24)           (110)
    Increase (decrease) in interest accrued.................         (5)              (3)             16
    Increase (decrease) in other current liabilities........        (27)               4             (30)
  Other.....................................................          1              (20)            (57)
                                                                  -----            -----         -------
Cash provided by continuing operations......................        371              290              31
Cash used by discontinued operations........................         --               --             (62)
                                                                  -----            -----         -------
Cash provided (used) by operating activities................        371              290             (31)
                                                                  -----            -----         -------
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....         87              394             254
Net proceeds from sale of businesses and assets.............         69               50              81
Expenditures for property, plant, and equipment.............       (145)            (135)           (173)
Acquisitions of businesses and assets.......................        (13)              (5)            (24)
Expenditures for property, plant, and equipment and business
  acquisitions of discontinued operations...................         --               --          (1,129)
Investments and other.......................................          1               (2)             (3)
                                                                  -----            -----         -------
Cash provided (used) by investing activities................         (1)             302            (994)
                                                                  -----            -----         -------
FINANCING ACTIVITIES
Issuance of common stock....................................         16               15              --
Purchase of common stock....................................         --             (100)             --
Purchase of preferred stock.................................        (15)              --              --
Issuance of long-term debt..................................         --               36           2,261
Retirement of long-term debt................................       (348)            (221)            (30)
Net increase (decrease) in short-term debt, excluding
  current maturities of long-term debt......................         (7)            (308)            293
Cash distributions to former parent (Tenneco Inc.)..........         --               --          (1,494)
                                                                  -----            -----         -------
Cash provided (used) by financing activities................       (354)            (578)          1,030
                                                                  -----            -----         -------
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................         (1)              --              --
                                                                  -----            -----         -------
INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS.............         15               14               5
Cash and temporary cash investments, January 1..............         26               12               7
                                                                  -----            -----         -------
CASH AND TEMPORARY CASH INVESTMENTS, DECEMBER 31............      $  41            $  26         $    12
                                                                  -----            -----         -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................      $ 114            $ 139         $    21
Cash paid (refunded) for income taxes.......................        (16)              39              53
NONCASH INVESTING AND FINANCING ACTIVITIES
Equity interest received in connection with sale of
  containerboard business...................................         --               --             194
Principal amount of long-term debt assumed by buyers of
  containerboard business...................................         --               --           1,760
Principal amount of long-term debt issued at spin-off.......         --               --           1,174

The accompanying notes to financial statements are an integral part of this statement.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                           2001             2000             1999
                                                      --------------   --------------   --------------
   FOR THE YEARS ENDED DECEMBER 31 (In millions)      (CONSOLIDATED)   (CONSOLIDATED)   (CONSOLIDATED)
CONSOLIDATED SHAREHOLDERS' EQUITY
COMMON STOCK
Balance, beginning of year..........................      $    2           $    2          $    --
Issuance of stock...................................          --               --                2
                                                          ------           ------          -------
Balance, December 31................................           2                2                2
                                                          ------           ------          -------
PREMIUM ON COMMON STOCK AND OTHER CAPITAL SURPLUS
Balance, beginning of year..........................       1,383            1,468               --
Treasury stock repurchased..........................          --             (100)              --
Premium on common stock issued......................          15               15            1,468
                                                          ------           ------          -------
Balance, December 31................................       1,398            1,383            1,468
                                                          ------           ------          -------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year..........................           3              (24)              --
Reclassification of accumulated other comprehensive
  loss pursuant to spin-off.........................          --               --              (22)
Change in net unrealized gains and losses...........         (42)              42               --
Other comprehensive loss............................         (15)             (15)              (2)
                                                          ------           ------          -------
Balance, December 31................................         (54)               3              (24)
                                                          ------           ------          -------
RETAINED EARNINGS (DEFICIT)
Balance, beginning of year..........................         151              (96)              --
Net income (loss)...................................         193              247              (96)
Purchase of preferred stock.........................          (1)              --               --
                                                          ------           ------          -------
Balance, December 31................................         343              151              (96)
                                                          ------           ------          -------
TOTAL CONSOLIDATED SHAREHOLDERS' EQUITY, DECEMBER
  31................................................      $1,689           $1,539          $ 1,350
                                                          ------           ------          -------
COMBINED SHAREHOLDERS' EQUITY
Balance, January 1..................................                                       $ 1,776
Net loss............................................                                          (248)
Other comprehensive loss............................                                           (23)
Allocated interest, net of tax......................                                            86
Change in allocated debt from former parent (Tenneco
  Inc.).............................................                                            15
Cash distributions to former parent.................                                        (1,494)
Non-cash contributions from former parent...........                                         1,336
Reclassification of accumulated other comprehensive
  loss..............................................                                            22
Issuance of common stock in connection with
  spin-off..........................................                                        (1,470)
                                                          ------           ------          -------
TOTAL COMBINED SHAREHOLDERS' EQUITY, DECEMBER 31....                                       $    --
                                                          ------           ------          -------

The accompanying notes to financial statements are an integral part of this statement.

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                                           2001                            2000                    1999
                                                      (CONSOLIDATED)                  (CONSOLIDATED)            (COMBINED)
FOR THE YEARS ENDED DECEMBER 31 (In millions)  -----------------------------   -----------------------------   -------------
                                                ACCUMULATED                     ACCUMULATED                     ACCUMULATED
                                                   OTHER                           OTHER                           OTHER
                                               COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE   COMPREHENSIVE
                                                  INCOME          INCOME          INCOME          INCOME          INCOME
                                               -------------   -------------   -------------   -------------   -------------
NET INCOME (LOSS)...                                               $193                            $247
                                                                   ----                            ----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance, January 1...                            $(38)                           $(23)                           $  3
  Translation of foreign-currency
    statements...                                    (7)             (7)            (15)            (15)            (26)
                                                   ----                            ----                            ----
  Balance, December 31...                           (45)                            (38)                            (23)
                                                   ----                            ----                            ----
  ADDITIONAL MINIMUM PENSION LIABILITY
    ADJUSTMENT
  Balance, January 1...                              (1)                             (1)                             (2)
  Additional minimum pension liability
    adjustment...                                    (5)             (5)             --              --               3
  Income tax benefit (expense)...                     2               2              --              --              (2)
                                                   ----                            ----                            ----
  Balance, December 31...                            (4)                             (1)                             (1)
                                                   ----                            ----                            ----
  UNREALIZED CAPITAL GAINS
  Balance, January 1...                              42                              --                              --
  Change in unrealized capital gains, net of
    tax...                                          (42)            (42)             42              42              --
                                                   ----                            ----                            ----
  Balance, December 31...                            --                              42                              --
                                                   ----                            ----                            ----
  UNREALIZED LOSSES ON INTEREST-RATE SWAPS
  Balance, January 1...                              --
  Change in interest-rate swaps...                   (5)             (5)             --              --              --
                                                   ----                            ----                            ----
  Balance, December 31...                            (5)                             --                              --
                                                   ----                            ----                            ----
BALANCE, DECEMBER 31...                            $(54)                           $  3                            $(24)
                                                   ----            ----            ----            ----            ----
OTHER COMPREHENSIVE INCOME (LOSS)...                                (57)                             27
                                                                   ----                            ----
COMPREHENSIVE INCOME (LOSS)...                                     $136                            $274
                                                                   ----                            ----

                                                   1999
                                                (COMBINED)
FOR THE YEARS ENDED DECEMBER 31 (In millions)  -------------

                                               COMPREHENSIVE
                                                  INCOME
                                               -------------
NET INCOME (LOSS)...                               $(344)
                                                   -----
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  CUMULATIVE TRANSLATION ADJUSTMENT
  Balance, January 1...
  Translation of foreign-currency
    statements...                                    (26)
  Balance, December 31...
  ADDITIONAL MINIMUM PENSION LIABILITY
    ADJUSTMENT
  Balance, January 1...
  Additional minimum pension liability
    adjustment...                                      3
  Income tax benefit (expense)...                     (2)
  Balance, December 31...
  UNREALIZED CAPITAL GAINS
  Balance, January 1...
  Change in unrealized capital gains, net of
    tax...                                            --
  Balance, December 31...
  UNREALIZED LOSSES ON INTEREST-RATE SWAPS
  Balance, January 1...
  Change in interest-rate swaps...                    --
  Balance, December 31...
BALANCE, DECEMBER 31...
                                                   -----
OTHER COMPREHENSIVE INCOME (LOSS)...                 (25)
                                                   -----
COMPREHENSIVE INCOME (LOSS)...                     $(369)
                                                   -----

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     Financial statements at December 31, 2001, December 31, 2000, and December 31, 1999, have been prepared on a consolidated basis. Financial statements for the 12 months ended December 31, 2001, and December 31, 2000, have been prepared on a consolidated basis, while financial statements for the 12 months ended December 31, 1999, have been prepared on a combined basis. All financial statements have been prepared in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis unless otherwise noted. Certain amounts in the prior years' financial statements have been reclassified to conform with the presentation used in 2001.

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food-packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative service operations and retiree-benefit income and expense.

NOTE 2. STRATEGIC REALIGNMENT

     In April 1999, the company contributed the containerboard assets of its paperboard packaging operation to a newly formed joint venture, Packaging Corporation of America (PCA), obtaining a 43% interest in the entity. In June 1999, the company sold its paperboard packaging operation's folding carton business to Caraustar Industries. In February 2000 and April 2001, the company sold its interest in PCA. See note 7 to the financial statements for further information.

     On November 4, 1999, as part of a corporate reorganization, Pactiv's former parent company, Tenneco Inc. (Tenneco), and its subsidiaries effected various intercompany transfers and distributions to restructure and separate their then-existing businesses, assets, liabilities, and operations so that, among other things, the packaging businesses and certain corporate and administrative service operations of Tenneco would be owned by Pactiv. Tenneco subsequently distributed pro rata to holders of its common stock all of the outstanding common stock of Pactiv (the "spin-off"). Prior to the spin-off, Pactiv was named Tenneco Packaging Inc. (TPI). As used herein, the terms "company" or "Pactiv" refer, for periods prior to the spin-off, to TPI and certain other packaging subsidiaries of Tenneco and, for periods after the spin-off, to Pactiv and its consolidated subsidiaries.

     Before the spin-off, Tenneco realigned substantially all of its existing debt through a combination of tender offers, exchange offers, and other refinancings. The realignment was financed through borrowings by Tenneco Automotive Inc. (formerly Tenneco, which changed its name to Tenneco Automotive Inc. in connection with the spin-off) under a new credit facility, Tenneco Automotive's issuance of subordinated debt, Pactiv's issuance of public debt, and borrowings by Pactiv under new credit facilities.

     At the spin-off date, Pactiv had total funded debt of $2.1 billion, which was comprised of new public-debt securities and credit-facility drawings. Pactiv's debt, which is described in more detail in note 8 to the financial statements, is rated as investment grade by both Standard & Poor's and Moody's.

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

     Accounts and Notes Receivable

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $44 million and $120 million at December 31, 2001, and 2000, respectively. Such sales, which represent a form of off-balance-sheet financing, are reflected as a reduction of accounts and notes receivable in the statement of financial position, and related proceeds are included in cash provided (used) by operating activities in the statement of cash flows. Discounts and fees related to these sales totaled $5 million, $7 million, and $8 million in 2001, 2000, and 1999, respectively, and were included in other income (expense) in the statement of income (loss). In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue participation in these transactions, the company's debt might increase by an amount corresponding to the level of sold receivables at such time.

     Inventories

     Inventories are stated at the lower of cost or market. A portion of inventories (57% and 56% at December 31, 2001, and 2000, respectively) is valued using the last-in, first-out method of accounting. All other inventories are valued using the first-in, first-out (FIFO) or average-cost methods. If FIFO or average-cost methods had been used to value all inventories, the total inventory balance would have been $9 million lower at December 31, 2001, and $9 million higher at December 31, 2000.

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

     The company capitalizes certain costs related to the purchase and development of software used in its business. Such costs are amortized over the estimated useful lives of the assets, ranging from 3 to 12 years. Capitalized software development costs, net of amortization, were $64 million and $54 million at December 31, 2001, and 2000, respectively.

     The company periodically reevaluates carrying values and estimated useful lives of long-lived assets to determine if adjustments are warranted. The company uses estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives.

     In 2001, the company changed estimated useful lives for certain assets in the Protective and Flexible Packaging business in North America and Europe to be consistent with those used for similar assets in its other business segment. This change did not have a material impact on the company's financial position or cash flow and increased net income in 2001 by $1.2 million.

     Goodwill and Intangibles, Net

     Goodwill is amortized on a straight-line basis over 40 years. Capitalized intangible assets, primarily trademarks and patents, are amortized on a straight-line basis over periods ranging from 5 to 40 years.

     Other Long-Term Assets

     Grantor trusts were established at the time of the spin-off to pay certain compensation and supplemental retirement benefits to Pactiv employees and former employees of Tenneco. At December 31, 2001, funding for these benefits exceeded requirements by $12 million, and the excess was classified as current assets. At December 31, 2000, unpaid benefits were $28 million, for which offsetting liabilities were included in deferred credits and other liabilities in the statement of financial position.

     Environmental Liabilities

     Expenditures for compliance with environmental regulations that relate to ongoing operations are expensed or capitalized as appropriate. Expenditures for conditions that relate to operations that no longer contribute to the generation of sales are expensed as incurred or as warranted by environmental assessments. Liabilities are recorded when environmental assessments indicate that remedial efforts are probable and that costs can be reasonably estimated. Estimated liabilities are based on currently available facts, existing technology, and requirements of current laws and regulations, taking into consideration the likely effects of inflation and other factors. All available evidence is considered, including prior remediation experience with contaminated sites, other companies' clean-up experience, and data released by the U.S. Environmental Protection Agency or other organizations. Estimated liabilities are subject to revision in subsequent periods based on actual cost data or new information. Liabilities reflected in the statement of financial position are not discounted.

     Sales Recognition

     The company recognizes sales as products are shipped to customers.

     Freight

     The company records amounts billed to customers for shipping and handling as sales and records shipping and handling expenses as cost of sales.

     General and Administrative Expenses

     Included in selling, general, and administrative (SG&A) costs in the statement of income (loss) for 1999 were expenses totaling $43 million for the company's share of Tenneco's corporate, general, and administrative costs. Also included in the SG&A category for 1999 were costs aggregating $53 million for corporate administrative services that were not allocated by Tenneco to its business units.

     Prior to the spin-off, the allocation of Tenneco's corporate general and administrative expenses was based on estimated effort devoted to Tenneco's various operations and the relative size of those operations based on sales, gross property value, and payroll. Pactiv's management believes such allocations were reasonable.

     Research and Development

     Research and development costs, which are expensed as incurred, totaled $44 million, $42 million, and $40 million in 2001, 2000, and 1999, respectively.

     Advertising

     Advertising production costs are expensed as incurred, while advertising media costs are expensed in the period in which the related advertising first takes place. Advertising expenses were $11 million, $3 million, and $25 million, in 2001, 2000, and 1999, respectively.

     Income Taxes

     The company utilizes the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recorded to reflect the future tax consequences of temporary timing differences between the tax and financial statement basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if management determines that it is more likely than not that a portion of deferred tax assets will not be realized in a future period. Estimates used to recognize deferred tax assets are subject to revision in subsequent periods based on new facts or circumstances.

     The company does not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries in that it is management's present intention to reinvest those earnings in foreign operations. Unremitted earnings of foreign subsidiaries totaled $105 million at December 31, 2001. It is not practicable to determine the amount of U.S. federal income taxes that would be payable if those earnings were remitted.

     In connection with the 1999 spin-off, the company entered into a tax-sharing agreement with Tenneco Automotive that provides, among other things, for the allocation between the parties of tax liabilities and assets applicable to periods prior to the spin-off. The company and Tenneco Automotive are liable for taxes pertaining to their respective businesses for periods prior to the spin-off.

     Changes in Accounting Principles

     In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", which requires that start-up costs be expensed as incurred. This standard also requires that previously capitalized start-up costs be expensed as a cumulative effect of change in accounting principles upon adoption. The company adopted SOP 98-5 on January 1, 1999, and recorded a related after-tax charge of $32 million (net of a $9 million tax benefit), or $0.19 per share, to expense previously capitalized start-up costs of its foreign and administrative service operations. If SOP 98-5 had been applied retroactively, net income for the year ended December 31, 1998, would have been reduced by $14 million (net of an $8 million tax benefit), or $0.08 per share.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of SFAS No. 133". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No. 133. SFAS No. 133, as amended, requires that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities measured at fair value and that changes in derivative instruments' fair value be recognized currently in earnings unless specific hedge-accounting criteria are met. The company adopted SFAS No. 133, as amended, on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the company was not required to record a transition adjustment. The adoption of SFAS No. 133 did not have a material effect on the earnings or financial position of the company.

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This issue addresses the recognition, measurement, and income-statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. With the company's fourth-quarter 2001 adoption of EITF No. 00-14, certain expenses that historically had been included in selling, general, and administrative costs were reclassified as deductions from sales for all periods presented herein.

     In January 2001, the EITF reached a consensus on Issue 3 of No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future". This consensus requires that certain rebate offers and free products be reported as a reduction of sales. The impact of this issue, which the company adopted in the first quarter of 2001, on the company's consolidated financial statements was immaterial.

     In April 2001, the EITF reached a consensus on Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products". This consensus requires that consideration provided by a vendor to a purchaser of its products be recognized as a reduction of sales, except in those instances where an identifiable and measurable benefit is or will be received by the vendor from the purchaser. With the company's fourth-quarter 2001 adoption of EITF No. 00-25, certain expenses that historically had been included in selling, general, and administrative costs were reclassified as deductions from sales for all periods presented herein.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are to be evaluated against these new criteria, which may result in certain intangibles being classified as goodwill, or vice versa. SFAS No. 142 does not permit goodwill and certain intangibles to be amortized, but requires that an impairment loss be recognized if recorded amounts exceed fair values. Effective January 1, 2002, the company adopted SFAS No. 142, which is expected to add approximately $19 million pretax, $14 million after tax, or $0.09 per share to reported results on a going-forward basis. The company continues to evaluate the impact of this standard.

     Earnings Per Share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding. Diluted earnings per share is calculated in the same manner; however, adjustments are made to reflect the potential issuance of dilutive shares.

     Foreign-Currency Translation

     Financial statements of international operations are translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and the periods' weighted-average exchange rates for sales, expenses, gains, and losses. Translation adjustments are recorded as a component of shareholders' equity.

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

     Interest-rate risk management is accomplished through the use of swaps to create synthetic debt instruments. Gains and losses on the settlement of swaps are recognized as reductions of or additions to interest expense. The company does not use derivative financial instruments for speculative purposes. See management's discussion and analysis for further details.

     Stock-Based Compensation

     The company follows requirements of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for stock options.

     Estimates

     Financial statement presentation requires management to make estimates and assumptions that affect reported amounts for assets, liabilities, sales, and expenses. Actual results may differ from such estimates.

     Reclassifications

     Certain prior-year amounts have been reclassified to conform with current-year presentation.

NOTE 4. UNUSUAL ITEMS

     Restructuring and Other

     In the fourth quarter of 1998, a restructuring plan was adopted to reduce administrative and operating costs. As a result, Pactiv recorded a pretax charge against income from continuing operations of $32 million, $20 million after tax, or $0.12 per share. The restructuring plan involved the elimination of production lines and 104 positions at two plants, exiting four joint ventures, and the elimination of 184 administrative positions at business units and corporate headquarters. Related actions generally were executed in accordance with the company's initial plan. As a result of this restructuring, a total of 252 positions were eliminated as of December 31, 1999.

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

     In the fourth quarter of 1999, the company recorded a $154 million restructuring charge, $91 million after tax, or $0.54 per share, related to the decision to exit noncore businesses and to reduce overhead costs. The restructuring covered (1) the sale of the company's forest products and aluminum foil container businesses ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999; (2) the sale of certain assets of the company's administrative service and corporate aircraft operations ($10 million); (3) the impairment of long-lived assets of the company's packaging polyethylene business ($68 million); and (4) severance costs associated with the elimination of 161 positions, primarily in the company's international operations ($8 million). The impairment charge for the assets of the packaging polyethylene business was deemed necessary following completion of an evaluation of strategic alternatives for the business and represented the difference between the carrying value of the assets and the forecasted future cash flows of the business, computed on a discounted basis. These restructuring actions generally were completed in 2000; however, $1 million of the charge was reversed in the fourth quarter of 2000, as one planned product line consolidation was not undertaken and, as a result, 14 positions were not eliminated.

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective-packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of these assets. The remaining $26 million was related to the realignment of operations and the exiting of low-margin businesses in the company's Protective and Flexible Packaging segment. Specifically, this charge was for (1) plant closures in North America and

Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and their fair value based on market estimates. Restructuring-plan actions generally have been completed. Actual cash outlays for severance and other costs were $3 million less than originally estimated, as 78 fewer positions were eliminated, while charges for asset write-offs were approximately $3 million more than initially estimated. Additionally, the company recognized a benefit of $6 million, $4 million after tax, or $0.02 per share, in the fourth quarter of 2001, largely to reflect a lower loss than was originally recorded on the sale of the company's packaging polyethylene business.

     In the fourth quarter of 2001, the company recorded a restructuring charge of $18 million, $10 million after tax, or $0.06 per share. Of this amount, $5 million was related to higher-than-anticipated expenses associated with the exit of small, noncore European businesses announced in the fourth quarter of 2000. The remaining $13 million reflected adoption of a restructuring plan to consolidate operations and reduce costs in both the Consumer and Foodservice/Food Packaging ($5 million) and Protective and Flexible Packaging ($8 million) segments. Specifically, this charge was for (1) plant closures and consolidations in North America and Europe, including the elimination of 283 positions ($10 million); (2) other workforce reductions (99 positions--$2 million); and (3) asset writedowns related to the exit of a North American product line ($1 million). The cash cost of executing these restructuring programs is anticipated to be approximately $5 million.

     These restructurings yielded aggregate savings of approximately $75 million through the end of 2001, and additional savings are expected to be realized in 2002 ($11 million) and 2003 ($5 million), primarily reflecting lower cost of sales and lower selling, general, and administrative costs.

     Amounts related to the restructuring plans described above are shown in the following table.

                                                    SEVERANCE    ASSET IMPAIRMENT    OTHER    TOTAL
(In millions)                                       ---------    ----------------    -----    -----
1998 restructuring charge.........................    $ 20            $  12           $--     $  32
Cash payments.....................................      (5)              --            --        (5)
Charged to asset accounts.........................      --              (12)           --       (12)
                                                      ----            -----           ---     -----
Balance at December 31, 1998......................      15               --            --        15
                                                      ----            -----           ---     -----
1999 restructuring charges........................      24              157             2       183
Cash payments.....................................     (31)              --            (1)      (32)
Charged to asset accounts.........................      --             (157)           --      (157)
                                                      ----            -----           ---     -----
Balance at December 31, 1999......................       8               --             1         9
                                                      ----            -----           ---     -----
2000 restructuring charge.........................      10               56             5        71
Cash payments.....................................      (6)              --            --        (6)
Charged to asset accounts.........................      --              (56)           --       (56)
Reversal of prior charge..........................      --               --            (1)       (1)
                                                      ----            -----           ---     -----
Balance at December 31, 2000......................      12               --             5        17
                                                      ----            -----           ---     -----
2001 restructuring charge.........................       6               11             1        18
Cash payments.....................................      (7)              --            (1)       (8)
Charged to asset accounts.........................      --              (11)           --       (11)
Reversal of prior charge..........................      (3)              (3)           --        (6)
Changes in estimates..............................      (2)               3            (1)       --
                                                      ----            -----           ---     -----
Balance at December 31, 2001......................    $  6               --           $ 4     $  10
                                                      ----            -----           ---     -----

     Spin-off Transaction Costs

     In the fourth quarter of 1999, the company recorded transaction costs related to the spin-off that reduced income before interest expense, income taxes, and minority interest; net income; and earnings per share by $136 million, $96 million, and $0.57, respectively. These costs were for special curtailment and termination benefits for former Tenneco employees ($72 million), professional services ($49 million), and separation from Tenneco operations ($15 million). In the fourth quarter of 2000 and 2001, the company reversed $20 million ($12 million after tax, or $0.08 per share) and $12 million ($7 million after tax, or $0.04 per share), respectively, of the previously recorded provisions for transaction costs to reflect lower-than-anticipated expenses. As of December 31, 2001, actions related to the spin-off transaction were substantially complete.

NOTE 5. TRANSACTIONS WITH FORMER PARENT (TENNECO)

     Combined Equity

     Combined equity in the statement of changes in shareholders' equity at December 31, 1999, represented Tenneco's cumulative net investment in the combined businesses of the company. Changes in combined equity were comprised of net income (loss), net cash and noncash contributions from (distributions to) Tenneco, accumulated other comprehensive income (loss), changes in allocated corporate debt, and allocated corporate interest, net of tax.

     Corporate Debt and Interest Allocation

     Tenneco's historical practice had been to incur indebtedness for the consolidated group at the parent-company level and at a limited number of subsidiaries, rather than at the operating-company level. Consequently, prior to the spin-off, corporate debt and related interest expense were allocated to Pactiv generally based on the ratio of the company's net assets to Tenneco's consolidated net assets plus debt. Interest expense was allocated at a rate equivalent to the weighted-average cost of all corporate debt, which was 6.3% for 1999. Total interest expense allocated to the company in 1999 was $118 million. Although interest costs and related tax effects were allocated to the company for financial reporting purposes, Pactiv was not billed for these amounts. Changes in allocated corporate debt and allocated after-tax interest expense were included in combined equity.

     Notes and Advances Receivable from Tenneco

     In the statement of changes in shareholders' equity, amounts shown for cash contributions from (distributions to) Tenneco represented net cash changes in notes and advances receivable from the former parent. Historically, Tenneco had utilized notes and advances to manage cash funding requirements of its consolidated group. Amounts shown in the same statement for noncash contributions from (distributions to) Tenneco primarily reflect the transfer of assets and liabilities.

     Employee Benefits

     Certain employees of the company participated in Tenneco's stock-option and stock-purchase plans. The stock-option plan provided for the grant of stock options and other stock awards at prices not less than market value on the date of grant. In connection with the spin-off, outstanding Tenneco options held by Pactiv employees were replaced by options of the company, preserving the aggregate value of Tenneco options held prior to the spin-off. Tenneco's stock-purchase plan allowed employees to purchase stock at a 15% discount, subject to certain thresholds. Pactiv established a similar stock-purchase plan for its employees in April 2000. Employees of the company also participate in certain postretirement and pension plans of Tenneco. See notes 15 and 18 for information regarding these plans.

NOTE 6. ACQUISITIONS AND DISPOSITIONS

     During 1999, the company made three acquisitions (the packaging businesses of Whitesell Corporation and Schut Superflex B.V., and Simpla, SpA) and additional equity contributions to two joint ventures, investing a total of $24 million. All of the acquisitions were accounted for as purchases, wherein purchase prices were allocated to assets acquired and liabilities assumed based on fair values, and the excess of purchase prices over net assets was recorded as goodwill.

     In December 1999, the company entered into an agreement to sell its aluminum foil reroll facility in Clayton, New Jersey, and its aluminum packer-processor facility in Shelbyville, Kentucky, for $44 million. The company recorded a related gain of $6 million, $4 million after tax, or $0.02 per share, during 2000 and used the proceeds from the transaction primarily to repay debt.

     The company recorded a fourth-quarter 2000 charge of $45 million, $29 million after tax, or $0.18 per share, for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC. In January 2001, the company received cash proceeds of $72 million from the disposition of these assets. In the third quarter of 2001, the company refunded $7 million to the purchaser of the packaging polyethylene business as a final net asset adjustment. Also, as a part of the company's 2000 restructuring plan, certain small, noncore European businesses were disposed of in 2001, for which cash proceeds totaling $6 million were received in December 2001. See note 4 for additional information.

NOTE 7. DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

     Discontinued Operations

     In April 1999, the company contributed the containerboard assets of its paperboard packaging operation to a newly formed joint venture, PCA. For the contribution, Pactiv received approximately $2 billion in cash and assumed debt and a 45% equity interest in PCA, which was subsequently reduced to 43% upon the issuance of equity to PCA's management. The equity interest in PCA was valued at approximately $200 million. In the first quarter of 1999, the company recorded an estimated loss of $293 million, $178 million after tax, or $1.07 per share, on the asset contribution, representing the amount by which the carrying value of the assets exceeded their fair value, less selling costs.

     Assets contributed to the joint venture included four paper mills, 67 corrugated plants, and an ownership or leasehold interest in approximately 950,000 acres of timberland. Prior to the formation of the joint venture, the company borrowed $1.8 billion and used $1.2 billion of the proceeds to acquire assets under lease by the containerboard business and to purchase accounts receivable previously sold by this business to a third party. Remaining amounts borrowed ($600 million) were remitted to Tenneco.

     In June 1999, the company sold the paperboard packaging operation's folding carton business to Caraustar Industries for $73 million and recorded a related gain of $14 million, $9 million after tax, or $0.05 per share.

     In the fourth quarter of 1999, the company recorded an additional $53 million loss, $37 million after tax, or $0.21 per share, on the disposition of the paperboard packaging operation's businesses to reflect final working capital settlement amounts, revisions to actuarially determined estimates of pension-plan curtailment costs, and changes in estimates regarding retained liabilities.

     In February 2000, the company sold 85% of its equity interest in PCA and used the net proceeds of $398 million primarily to repay debt. The company recorded a related gain of $224 million, $134 million after tax, or $0.80 per share. In the first half of 2001, the company sold its remaining interest in PCA for $87 million, which was used primarily to repay debt, and recorded an associated gain of $57 million, $28 million after tax, or $0.17 per share.

     The company provides office space and certain administrative services to PCA under a transition-service agreement.

     Net assets as of December 31, 2001, 2000, and 1999, and results of operations for the years then ended for the paperboard packaging operation were as follows:

                                                              2001    2000    1999
YEARS ENDED DECEMBER 31 (In millions)                         ----    ----    -----
Net assets..................................................  $--     $ 72    $ 195
                                                              ---     ----    -----
Sales.......................................................  $--     $ --    $ 445
                                                              ---     ----    -----
Income from operations before income taxes..................   --       --       32
Gain (loss) on sale of containerboard business..............   57      224     (343)
Gain on sale of folding carton business.....................   --       --       11
                                                              ---     ----    -----
Income (loss) before interest and income taxes..............   57      224     (300)
Income tax expense (benefit)................................   29       90     (112)
                                                              ---     ----    -----
Income (loss) before interest allocation....................   28      134     (188)
Allocated interest expense, net of income tax...............   --       --        5
                                                              ---     ----    -----
Income (loss) from discontinued operations..................  $28     $134    $(193)
                                                              ---     ----    -----

     Pactiv has retained responsibility for certain contingent liabilities of its former paperboard packaging businesses and has recorded related reserves where, in the judgment of management, it is probable that a quantifiable liability exists. Management believes that these liabilities will not have a material effect on the results of operations or financial position of the company.

     In connection with the formation of the PCA joint venture, Pactiv entered into a 5-year agreement to purchase corrugated products from PCA on an arm's length basis.

     Extraordinary Loss

     In the first quarter of 1999, the company recorded an extraordinary loss of $7 million (net of a $3 million tax benefit), or $0.04 per share, on the early retirement of debt.

NOTE 8. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

     General

     At the time of the spin-off, the company made a one-time draw of $300 million under a $1.5 billion term-loan facility at a floating interest rate based on LIBOR, adjusted for reserve requirements, plus a specified margin. Borrowings under the facility were repaid in the first quarter of 2000 following the sale of the majority of the company's equity interest in PCA.

     In November 1999, the company entered into a 5-year, $750 million revolving-credit agreement and a 364-day, $250 million revolving-credit agreement. As of September 27, 2000, the 364-day agreement was extended for an additional 364-day period and total availability under the agreement was increased to $300 million. The company elected not to renew the agreement upon its September 26, 2001, expiration.

     Long-Term Debt

                                                               2001      2000
DECEMBER 31 (In millions)                                     ------    ------
Pactiv Corporation
  Borrowings under 5-year, $750 million revolving-credit
     agreement..............................................  $   36    $  381
  Notes due 2005, effective interest rate of 7.2%, net of $4
     million unamortized discount...........................     295       295
  Notes due 2007, effective interest rate of 8.0%...........      98        98
  Debentures due 2017, effective interest rate of 8.1%......     300       299
  Debentures due 2025, effective interest rate of 8.0%, net
     of $1 million unamortized discount.....................     275       275
  Debentures due 2027, effective interest rate of 8.4%, net
     of $4 million unamortized discount.....................     196       196
Subsidiaries
  Notes due 2002 through 2016, average effective interest
     rate of 9.0% in 2001 and 9.5% in 2000..................      14        17
Less current maturities.....................................      (3)       (1)
                                                              ------    ------
Total long-term debt........................................  $1,211    $1,560
                                                              ------    ------

     Aggregate maturities and sinking-fund requirements for debt outstanding at December 31, 2001, are $3 million, $2 million, $38 million, $300 million, $1 million, and $879 million for 2002, 2003, 2004, 2005, 2006, and thereafter, respectively.

     At December 31, 2001, the total amount of floating-rate, long-term debt was $36 million. As of December 31, 2001, the company was in full compliance with financial and other covenants in the various credit agreements.

     Short-Term Debt

                                                              2001      2000
DECEMBER 31 (In millions)                                     ----      ----
Current maturities of long-term debt........................   $3       $ 1
Other.......................................................    4        12
                                                               --       ---
                                                               $7       $13
                                                               --       ---

     The company uses lines of credit and overnight borrowings to finance certain of its short-term capital requirements. Information regarding short-term debt is shown below.

                                                              2001(A)   2000(A)
                   (Dollars in millions)                      -------   -------
Borrowings at end of year...................................   $   4     $  12
Weighted-average interest rate on borrowings at end of
  year......................................................    10.8%      7.0%
Maximum month-end borrowings during year....................      27       320
Average month-end borrowings during year....................      11        86
Weighted-average interest rate on average month-end
  borrowings during year....................................     8.1%      7.7%

(a) Includes borrowings under committed credit facilities and uncommitted lines of credit.

     Financing Arrangements

                                                              COMMITTED CREDIT FACILITIES(A)
                                                         -----------------------------------------
                                                         TERM   COMMITMENTS   UTILIZED   AVAILABLE
                 (Dollars in millions)                   ----   -----------   --------   ---------
Credit agreements
  5-year revolving-credit agreement....................  2004      $750         $36        $714

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

NOTE 9. FINANCIAL INSTRUMENTS

     Asset and Liability Instruments

     At December 31, 2001, and 2000, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short- and long-term debt were considered to be the same as, or not materially different from, amounts recorded for these assets and liabilities.

     Instruments with Off-Balance-Sheet Risk

     From time to time, Pactiv enters into foreign-currency forward contracts with terms of less than 1 year to mitigate its exposure to exchange-rate changes related to third-party trade receivables and accounts payable. The following table summarizes foreign-currency contracts entered into by the company at December 31, 2001.

                                                              NOTIONAL AMOUNT
                                                              ----------------
                                                              PURCHASE    SELL
                   (Dollars in millions)                      --------    ----
Foreign currency contracts
  Euros.....................................................    $ 16      $104
  British pounds............................................     258       265
  Canadian dollars..........................................      11        20
  U.S. dollars..............................................     238       131
                                                                ----      ----
                                                                $523      $520
                                                                ----      ----

     Based on exchange rates at December 31, 2001, the cost of replacing these contracts in the event of nonperformance by the counterparties would not be material.

     In the first quarter of 2001, the company entered into interest-rate swap agreements that effectively convert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. These swaps are accounted for as cash flow hedges, with changes in value recorded as accumulated other comprehensive income, a component of shareholders' equity. As of December 31, 2001, $5 million of deferred net losses on derivative instruments was recorded in other comprehensive income. Because of the highly effective nature of the swaps (as defined in SFAS No. 133), there was no impact on the earnings of the company.

     See notes 3 and 20 to the financial statements for additional information concerning instruments with off-balance-sheet risk.

     Lines of Credit and Guarantees

     The company, from time to time, utilizes various short-term lines of credit to finance operations. Total committed lines of credit were $31 million and $32 million at December 31, 2001, and December 31, 2000, respectively. Certain lines of credit are backed by payment and performance guarantees. Borrowings under lines of credit were not material at December 31, 2001, or December 31, 2000.

NOTE 10. INVENTORIES

                                                              2001    2000
                 DECEMBER 31 (In millions)                    ----    ----
Finished goods..............................................  $209    $238
Work in process.............................................    43      55
Raw materials...............................................    50      76
Other materials and supplies................................    30      32
                                                              ----    ----
                                                              $332    $401
                                                              ----    ----

NOTE 11. GOODWILL AND INTANGIBLES, NET

                                                              2001    2000
DECEMBER 31 (In millions)                                     ----    ----
Goodwill....................................................  $615    $643
Intangibles
  Trademarks................................................   134     138
  Patents...................................................   144     151
  Other.....................................................    15       8
                                                              ----    ----
                                                              $908    $940
                                                              ----    ----

     Goodwill amortization amounted to $19 million, $20 million, and $20 million in 2001, 2000, and 1999, respectively. Amortization of intangible assets was $13 million, $15 million, and $15 million in 2001, 2000, and 1999, respectively. With the January 1, 2002, adoption of SFAS No. 142, the company no longer will amortize goodwill. The company continues to evaluate the impact of this standard. See management's discussion and analysis for further information concerning the adoption of SFAS No. 142.

NOTE 12. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                               2001     2000
                 DECEMBER 31 (In millions)                    ------   ------
Original cost
  Land, buildings, and improvements.........................  $  475   $  471
  Machinery and equipment...................................   1,311    1,259
  Other, including construction in progress.................     159      140
                                                              ------   ------
                                                               1,945    1,870
Less accumulated depreciation and amortization..............    (672)    (639)
                                                              ------   ------
                                                              $1,273   $1,231
                                                              ------   ------

NOTE 13. OTHER LONG-TERM ASSETS

                                                              2001    2000
                 DECEMBER 31 (In millions)                    ----    ----
Grantor trust...............................................  $--     $ 28
Investments in joint ventures...............................    3        3
Other.......................................................   70       81
                                                              ---     ----
                                                              $73     $112
                                                              ---     ----

NOTE 14. INCOME TAXES

     The domestic and foreign components of income (loss) from continuing operations before income taxes were as follows:

                                                              2001    2000    1999
                       (In millions)                          ----    ----    -----
U.S. income (loss) before income taxes......................  $276    $215    $(212)
Foreign income (loss) before income taxes...................     8      (8)      53
                                                              ----    ----    -----
Total income (loss) before income taxes.....................  $284    $207    $(159)
                                                              ----    ----    -----

     Following is a comparative analysis of the components of income tax expense (benefit) applicable to continuing operations:

                                                              2001     2000     1999
                       (In millions)                          ----     ----     ----
Current
  Federal...................................................  $  2     $10      $(74)
  State and local...........................................     5       2        17
  Foreign...................................................    (1)      7        10
                                                              ----     ---      ----
                                                                 6      19       (47)
                                                              ----     ---      ----
Deferred
  Federal...................................................    98      69       (20)
  State and local...........................................     9      10         3
  Foreign...................................................     5      (7)       17
                                                              ----     ---      ----
                                                               112      72        --
                                                              ----     ---      ----
Total income tax expense (benefit)..........................  $118     $91      $(47)
                                                              ----     ---      ----

     Current income tax expense for 1999 included tax benefits of $38 million related to the allocation of interest expense by the former parent. A reconciliation of the difference between the U.S. statutory federal income tax rate and the company's effective income tax rate is shown in the following table.

                                                              2001     2000     1999
                                                              ----     ----     -----
U.S. federal income tax rate................................  35.0%    35.0%    (35.0)%
Increase (reduction) in income tax rate resulting from:
  Foreign income taxed at various rates.....................   0.4      0.5       4.4
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................   3.1      3.4       3.2
  Amortization of nondeductible goodwill....................   1.1      3.4       2.5
  Spin-off transaction items................................    --       --      (6.3)
  Other.....................................................   1.9      1.7       1.6
                                                              ----     ----     -----
Effective income tax rate...................................  41.5%    44.0%    (29.6)%
                                                              ----     ----     -----

     Summarized below are the components of the company's net deferred tax liability.

                                                                2001      2000
                 DECEMBER 31 (In millions)                      ----      ----
Deferred tax assets
  Tax-loss carryforwards
     U.S. ..................................................    $  2      $ 19
     State and local........................................       1         1
     Foreign................................................      17        11
  Alternative minimum tax-credit carryforward...............      26        21
  Postretirement benefits...................................      51        53
  Restructuring reserves....................................      17        32
  Other items...............................................      55        64
  Valuation allowance.......................................     (13)      (11)
                                                                ----      ----
  Net deferred tax assets...................................     156       190
                                                                ----      ----
Deferred tax liabilities
  Property and equipment....................................     229       208
  Pensions..................................................     390       349
  Other items...............................................      74        36
                                                                ----      ----
  Total deferred tax liabilities............................     693       593
                                                                ----      ----
Net deferred tax liabilities................................    $537      $403
                                                                ----      ----

     The company had $6 million of U.S. federal tax-loss carryforwards at December 31, 2001, which will expire in 2019. At December 31, 2001, the company had $15 million of state tax-loss carryforwards, which will expire at various dates from 2001 to 2014. Pactiv had $52 million of foreign tax-loss carryforwards at December 31, 2001, of which $22 million will expire at various dates from 2003 to 2011, with the remainder having unlimited lives. The valuation allowance for deferred tax assets ($13 million at December 31, 2001) was recorded to recognize the potential inability to utilize certain foreign tax-loss carryforwards.

NOTE 15. COMMON STOCK

     The company has 350 million authorized shares of common stock ($0.01 par value), of which 159,431,382 shares were issued and outstanding as of December 31, 2001.

     Reserved

               RESERVED SHARES (In thousands)
Thrift plans................................................   3,016
Stock-ownership plan........................................  23,952
Employee stock-purchase plan................................   3,192
                                                              ------
                                                              30,160
                                                              ------

     Stock Plans

     Stock-Ownership Plan -- In November 1999, the company initiated a stock-ownership plan, that permits the granting of a variety of awards, including common stock, restricted stock, performance shares, stock appreciation rights, and stock options to directors, officers, and employees. Under the plan, which will terminate on November 4, 2004, up to 24,000,000 shares of common stock can be issued. In December 1996, Pactiv's former parent, Tenneco, initiated a similar plan under which certain key employees of Pactiv were granted restricted stock. In connection with the spin-off, outstanding restricted stock of Tenneco became fully vested, and, as a result, the company recorded an after-tax compensation expense of $7 million in 1999. All Tenneco stock options granted to Pactiv employees before the spin-off were canceled and replaced with options to purchase the company's common stock. In this connection, the number of Pactiv options received were such that the aggregate value of options before and after the spin-off were equal.

     The company granted restricted stock under the stock-ownership plan to certain key employees. These awards generally require that, among other things, grantees remain with the company during the restriction period. Performance shares granted under the plan vest upon the attainment of specified performance goals in the 3 years following the date of grant.

     Details of performance- and restricted-stock balances are shown below.

                                                              PERFORMANCE     RESTRICTED
                                                                SHARES          SHARES
                                                              -----------     ----------
Outstanding, January 1, 2000................................    147,000         48,381
  Granted...................................................     21,000             --
  Canceled..................................................    (24,000)       (18,143)
                                                                -------        -------
Outstanding, December 31, 2000..............................    144,000         30,238
  Granted...................................................    394,557             --
  Canceled..................................................    (10,665)            --
                                                                -------        -------
Outstanding, December 31, 2001..............................    527,892         30,238
                                                                -------        -------

Summarized below are stock options issued by Pactiv.

                                                                             WEIGHTED-
                                                                SHARES        AVERAGE
                                                                UNDER        EXERCISE
                                                                OPTION         PRICE
                                                              ----------     ---------
Outstanding, January 1, 2000................................  11,035,674      $27.96
  Granted...................................................   2,987,575       12.99
  Exercised.................................................          --          --
  Canceled..................................................  (1,630,407)      28.02
                                                              ----------
Outstanding, December 31, 2000..............................  12,392,842       24.34
                                                              ----------
Exercisable, December 31, 2000..............................   5,491,951       35.94
                                                              ----------
Outstanding, January 1, 2001................................  12,392,842       24.34
  Granted...................................................   2,509,382       16.23
  Exercised.................................................     (33,283)      12.59
  Canceled..................................................  (1,440,436)      29.64
                                                              ----------
Outstanding, December 31, 2001..............................  13,428,505       22.29
                                                              ----------
Exercisable, December 31, 2001..............................   5,607,768       32.00
                                                              ----------

     Stock options expire 10 to 20 years from date of grant and vest over periods ranging from 1 to 3 years.

     The weighted-average fair value of options granted by the company in 2001 ($6.15) and 2000 ($4.57) was determined using the Black-Scholes option-pricing model with the following assumptions:

                                                                2001        2000
                                                              ---------   ---------
ACTUARIAL ASSUMPTIONS
Risk-free interest rate.....................................        4.3%        5.9%
Life........................................................  4.4 years   5.0 years
Volatility..................................................       41.1%       36.6%

     The company exchanged Tenneco options for Pactiv options at the date of the spin-off. Black-Scholes option-pricing model assumptions and fair value for these options were as follows: risk-free interest rate -- 5.4%; life -- 10.0 years; volatility -- 27.0%; expected dividend yield -- 3.5%; weighted-average fair value -- $9.04.

     Summarized below is information about stock options outstanding at December 31, 2001.

                                         OUTSTANDING OPTIONS                      EXERCISABLE OPTIONS
                           ------------------------------------------------   ----------------------------
                                           WEIGHTED-
                                            AVERAGE
                                           REMAINING       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                             NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE     NUMBER      EXERCISE PRICE
 RANGE OF EXERCISE PRICE   ----------   ----------------   ----------------   ---------   ----------------
  $ 7 to $12.............   2,318,413       8.8 years           $11.66          781,875        $11.63
  $13 to $21.............   6,233,095       8.6                  14.57          503,484         13.47
  $22 to $29.............          --      --                       --               --            --
  $30 to $37.............   2,322,848      12.0                  34.13        1,768,260         34.76
  $38 to $45.............   2,554,149       9.4                  40.00        2,554,149         40.00
                           ----------                                         ---------
                           13,428,505                                         5,607,768
                           ----------                                         ---------

     The company follows requirements of APB Opinion No. 25 in accounting for stock-based compensation plans and recorded after-tax stock-based compensation expense of $2 million, $2 million, and $8 million in 2001, 2000, and 1999, respectively. Had stock-based compensation costs been determined in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the company's pro forma net income for 2001, 2000, and 1999 would have been reduced by $9 million, or $0.06 per share, $10 million, or $0.06 per share, and $7 million, or $0.04 per share, respectively.

     Employee Stock-Purchase Plan -- In April 2000, the company established a stock-purchase plan that allows U.S. and Canadian employees to purchase Pactiv common stock at a 15% discount, subject to an annual limitation of $21,240. In 2001 and 2000, employees purchased 448,910 and 463,412 shares, respectively, of Pactiv stock with a weighted-average price of $10.46 and $7.25, respectively. Under a similar Tenneco plan, Pactiv employees purchased 184,370 shares of Tenneco stock in 1999 with a weighted-average fair value of $4.30. Since the spin-off, company employees no longer participate in the former parent's plan.

     Grantor Trust -- In November 1999, the company established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called "rabbi trust" is designed to assure the payment of deferred-compensation and supplemental-pension benefits. These shares are not considered to be outstanding.

     Qualified Offer Rights Plan

     In November 1999, Pactiv adopted a qualified offer rights plan (QORP) to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the company in a transaction that would not be in the best interests of shareholders. Under the plan, if a person becomes the beneficial owner of 20% or more of the company's outstanding common stock, other than pursuant to a qualified offer, each right will entitle its holder to purchase common stock having a market value of twice the right's exercise price, but rights held by the 20%-or-more holder would not be exercisable.

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

     In connection with the adoption of the QORP, the board of directors also adopted an evaluation mechanism that calls for an independent board committee to review, on an ongoing basis, the QORP and developments in rights plans in general and, if it deems appropriate, to recommend modification or termination of the plan. The independent committee is required to report to the board at least every 3 years as to whether the QORP continues to be in the best interest of shareholders.

     Earnings Per Share

     In connection with the spin-off, one share of Pactiv common stock was issued for each share of Tenneco common stock then owned. Accordingly, basic earnings per share for 1999 were calculated using the former parent's weighted-average number of shares outstanding from January 1, 1999, to November 4, 1999, and the weighted-average number of Pactiv shares outstanding from November 5, 1999, to December 31, 1999. Diluted earnings per share is calculated in the same manner, but adjustments are made for the potential issuance of additional shares related to stock options, restricted stock, and performance shares.

     Earnings (loss) from continuing operations per share of common stock outstanding were computed as follows:

                                                        2001              2000             1999
                                                   (CONSOLIDATED)    (CONSOLIDATED)     (COMBINED)
(In millions, except share and per-share data)     --------------    --------------    ------------
BASIC EARNINGS PER SHARE
Income (loss) from continuing operations.........   $        165      $        113     $       (112)
                                                    ------------      ------------     ------------
Average number of shares of common stock
  outstanding....................................    158,833,296       161,722,021      167,405,315
                                                    ------------      ------------     ------------
Basic earnings (loss) from continuing operations
  per share......................................   $       1.04      $       0.70     $      (0.67)
                                                    ------------      ------------     ------------
DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations.........   $        165      $        113     $       (112)
Average number of shares of common stock
  outstanding....................................    158,833,296       161,722,021      167,405,315
Effect of dilutive securities
  Restricted stock...............................         18,097                --
  Stock options..................................        498,634             1,406
  Performance shares.............................        177,143            55,313
Average number of shares of common stock
  outstanding including dilutive securities......    159,527,170       161,778,740      167,663,438
                                                    ------------      ------------     ------------
Diluted earnings (loss) from continuing
  operations per share...........................   $       1.03      $       0.70     $      (0.67)
                                                    ------------      ------------     ------------

     In accordance with a stock-repurchase plan announced in February 2000, the company acquired 11,742,951 shares of its common stock in 2000 at an average price of $8.50 per share for a total outlay of $100 million.

NOTE 16. PREFERRED STOCK

     Pactiv had 50 million shares of preferred stock ($0.01 par value) authorized but unissued at December 31, 2001. The company has reserved 750,000 preferred shares as junior preferred stock for the QORP.

NOTE 17. MINORITY INTEREST

     In December 2001, the company redeemed for $15 million the preferred stock of a Pactiv subsidiary issued in 1997 in connection with the N.V. Koninklijke KNP BT acquisition. This amount had previously been recorded as minority interest in the company's statement of financial position. Remaining amounts at December 31, 2001, and 2000, primarily represented the company's interest in a joint venture in China.

NOTE 18. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

     The company has postretirement health-care and life-insurance plans that cover certain of its salaried and hourly employees. For salaried employees, the plans cover individuals who retire on or after attaining age 55 with at least 10 years of service after reaching age 45. For hourly employees, postretirement benefit plans cover individuals who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, co-payments, and other limitations. The company reserves the right to change postretirement plans, which are not funded.

     Financial data pertaining to the company's pension and postretirement benefit plans appear below.

                                                                 PENSION         POSTRETIREMENT
                                                                  PLANS              PLANS
(In millions)                                                ----------------    --------------
                                                              2001      2000     2001     2000
                                                             ------    ------    -----    -----
Changes in projected benefit obligations
  Benefit obligations at September 30 of the previous
     year..................................................  $3,195    $3,139    $ 77     $ 73
  Currency rate conversion.................................      (2)       (4)     --       --
  SFAS 88 adjustment.......................................      --       (22)     --       --
  Service cost of benefits earned..........................      30        30       1        1
  Interest cost on benefit obligations.....................     231       224       6        5
  Plan amendments..........................................       6         1      11       --
  Actuarial loss...........................................     166        68      12        9
  Benefits paid............................................    (236)     (241)    (12)     (11)
  Participant contributions................................      --        --       1        1
                                                             ------    ------    ----     ----
  Benefit obligations at September 30......................  $3,390    $3,195    $ 96     $ 78
                                                             ------    ------    ----     ----

                                                                 PENSION         POSTRETIREMENT
                                                                  PLANS              PLANS
(In millions)                                                ----------------    --------------
                                                              2001      2000     2001     2000
                                                             ------    ------    -----    -----
Changes in fair value of plan assets
  Fair value at September 30 of the previous year..........  $4,508    $4,120    $ --     $ --
  Currency rate conversion.................................      (2)       (3)     --       --
  Actual return on plan assets.............................    (709)      599      --       --
  Employer contributions...................................      (1)       32      11       10
  Participant contributions................................       1         1       1        1
  Benefits paid............................................    (236)     (241)    (12)     (11)
                                                             ------    ------    ----     ----
  Fair value at September 30...............................  $3,561    $4,508    $ --     $ --
                                                             ------    ------    ----     ----
Development of amounts recognized in the statement of
  financial position
  Funded status at September 30............................  $  171    $1,313    $(96)    $(78)
  Contributions during the fourth quarter..................      (8)       (8)      3        3
  Unrecognized cost
     Actuarial loss (gain).................................     851      (396)     30       24
     Prior-service cost....................................      28        26       9       (3)
     Transition asset......................................      (1)       (7)     --       --
                                                             ------    ------    ----     ----
  Net amount recognized at December 31.....................  $1,041    $  928    $(54)    $(54)
                                                             ------    ------    ----     ----
Amounts recognized in the statement of financial position
  Prepaid benefit cost.....................................  $1,070    $  957    $ --     $ --
  Accrued benefit cost.....................................     (36)      (30)    (54)     (54)
  Intangible assets........................................       1         1      --       --
  Accumulated other comprehensive income...................       6        --      --       --
                                                             ------    ------    ----     ----
  Net amount recognized at December 31.....................  $1,041    $  928    $(54)    $(54)
                                                             ------    ------    ----     ----

     The impact of pension plans on income from continuing operations was as follows:

                                                              2001    2000    1999
(In millions)                                                 -----   -----   -----
Service cost of benefits earned.............................  $ (30)  $ (30)  $ (39)
Interest cost on benefit obligations........................   (231)   (224)   (223)
Expected return on plan assets..............................    373     349     340
Actuarial loss..............................................     --      --      (9)
Prior-service cost..........................................     (5)     (6)     (9)
SFAS No. 87 transition gain.................................      6      19      21
Settlement/curtailment gain.................................     --      --       5
                                                              -----   -----   -----
Total pension-plan income...................................  $ 113   $ 108   $  86
                                                              -----   -----   -----

     Pension plan related amounts included in the statement of financial position appear below.

                                                               2001     2000
DECEMBER 31 (In millions)                                     ------    ----
Current assets..............................................  $    5    $  5
Noncurrent assets...........................................   1,045     945
Noncurrent liabilities......................................       7       8

     Actuarial assumptions used to determine costs and benefit obligations for the pension plans are shown below.

                                                              2001    2000    1999
SEPTEMBER 30                                                  ----    ----    ----
Actuarial assumptions
  Discount rate.............................................  7.25%    7.5%    7.5%
  Compensation increases....................................   4.9     4.9     4.9
  Return on assets..........................................   9.5     9.5    10.0

     For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets were $84 million, $74 million, and $39 million, respectively, at September 30, 2001, and $34 million, $31 million, and $1 million, respectively, at September 30, 2000.

     The impact of postretirement benefit plans on continuing operations was as follows:

                                                              2001     2000    1999
(In millions)                                                 ----     ----    ----
Service cost of benefits earned.............................  $ 1       $1     $ 1
Interest cost on benefit obligations........................    6        5       5
Prior-service cost..........................................   --       --      (1)
(Gain) loss.................................................    5        1       1
                                                              ---       --     ---
Total postretirement benefit plan costs.....................  $12       $7     $ 6
                                                              ---       --     ---

     Actuarial assumptions used to determine postretirement benefit obligations follow:

                                                              2001      2000    1999
                                                              ----      ----    ----
Actuarial assumptions
  Health-care cost trend(a).................................  10.0%      5.0%    5.0%
  Discount rate.............................................  7.25       7.5     7.5

---------------
(a) Assumed to decline to 5% over 5 years.

     Increasing the assumed health-care cost trend 1% each year would increase 2001, 2000, and 1999 postretirement benefit obligations by approximately $2 million each year; however, the aggregate of service and interest costs would not change for 2001, 2000, or 1999.

     Decreasing the assumed health-care cost trend 1% each year would decrease 2001, 2000, and 1999 postretirement benefit obligations by approximately $2 million each year but would not change the aggregate of service and interest costs for 2001, 2000, and 1999.

     In accordance with current Employee Retirement Income Security Act regulations, the company funded $9 million of its postretirement benefit obligations with excess pension-plan assets in both 2001 and 2000.

NOTE 19. SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food-packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative service operations and retiree-benefit income and expense.

     Prior to the spin-off, the combined results of the Consumer and Foodservice/Food Packaging and Protective and Flexible Packaging businesses were reported under the specialty packaging segment by Tenneco. During the fourth quarter of 1999, the company modified the composition of its operating units to reflect changes in its management reporting structure triggered by the spin-off. Segment information for the first three quarters of 1999 has been restated to conform with current segment presentation.

     The accounting policies of the segments are the same as those described in note 3. Products are transferred between segments and among geographic areas at, as nearly as possible, market value. No one customer accounted for more than 10% of the company's 2001 sales. In general, the company's backlog of orders is not material.

     The following table sets forth certain segment information.

                                                  SEGMENT
                                   --------------------------------------
                                   CONSUMER AND
                                   FOODSERVICE/   PROTECTIVE AND               RECLASSIFICATIONS
                                       FOOD          FLEXIBLE                         AND
                                    PACKAGING       PACKAGING      OTHER         ELIMINATIONS      TOTAL
         (In millions)             ------------   --------------   ------      -----------------   ------
AT DECEMBER 31, 2001, AND FOR
  THE YEAR THEN ENDED
Sales to external customers.....      $1,997           $815        $   --            $  --         $2,812
Depreciation and amortization...         129             38            10               --            177
Income before interest, income
  taxes, and minority
  interest......................         288(a)          29(b)         74(c)            --            391
Income from discontinued
  operations....................          --             --            28               --             28
Total assets....................       2,005            729         1,451(d)          (125)         4,060
Investment in affiliated
  companies.....................           1              1            --               --              2
Capital expenditures............         112             27             6               --            145
Noncash items other than
  depreciation and
  amortization..................          (7)            14          (106)(e)           --            (99)
AT DECEMBER 31, 2000, AND FOR
  THE YEAR THEN ENDED
Sales to external customers.....      $2,201           $851        $   --            $  --         $3,052
Depreciation and amortization...         131             43            11               --            185
Income before interest, income
  taxes, and minority
  interest......................         254(a)           5(b)         82(c)            --            341
Income from discontinued
  operations....................          --             --           134               --            134
Total assets....................       1,989            827         1,496(d)           (89)         4,223
Net assets of discontinued
  operations....................          --             --            72               --             72
Investment in affiliated
  companies.....................           1              2            --               --              3
Capital expenditures............         106             27             2               --            135
Noncash items other than
  depreciation and
  amortization..................          26             29          (113)(e)           --            (58)

                                                  SEGMENT
                                   --------------------------------------
                                   CONSUMER AND
                                   FOODSERVICE/   PROTECTIVE AND               RECLASSIFICATIONS
                                       FOOD          FLEXIBLE                         AND
                                    PACKAGING       PACKAGING      OTHER         ELIMINATIONS      TOTAL
         (In millions)             ------------   --------------   ------      -----------------   ------
AT DECEMBER 31, 1999, AND FOR
  THE YEAR THEN ENDED
Sales to external customers.....      $2,132           $896        $   --            $  --         $3,028
Depreciation and amortization...         129             39            16               --            184
Income (loss) before interest,
  income taxes, and minority
  interest......................         192(a)          (2)(b)      (203)(c)           --            (13)
Loss from discontinued
  operations....................          --             --          (193)              --           (193)
Extraordinary loss..............          --             --            (7)              --             (7)
Cumulative effect of change in
  accounting principles.........          (1)           (16)          (15)              --            (32)
Total assets....................       2,503            955         1,450(d)          (320)         4,588
Net assets of discontinued
  operations....................          --             --           195               --            195
Investment in affiliated
  companies.....................          --             19            --               --             19
Capital expenditures............         138             33             2               --            173
Noncash items other than
  depreciation and
  amortization..................          88             65           (75)(e)           --             78

(a) Includes restructuring and other charges (credits) of $(1) million, $31 million, and $66 million in 2001, 2000, and 1999, respectively.

(b) Includes restructuring and other charges of $13 million, $39 million, and $77 million in 2001, 2000, and 1999, respectively.

(c) Includes pension-plan income; unallocated corporate expenses; restructuring and other charges of $40 million in 1999; spin-off transaction cost reversals of $12 million and $20 million in 2001 and 2000, respectively; and spin-off transaction costs of $136 million in 1999.

(d) Includes assets related to pension plans and administrative service operations.

(e) Includes pension-plan income.

     The following table sets forth certain geographic area information.

                                                     GEOGRAPHIC AREA
                                                 -----------------------    RECLASSIFICATIONS
                                                 UNITED                            AND
                                                 STATES       FOREIGN(A)      ELIMINATIONS      TOTAL
                (In millions)                    ------       ----------    -----------------   ------
AT DECEMBER 31, 2001, AND FOR THE YEAR THEN
  ENDED
Sales to external customers(b)................   $2,262          $550             $ --          $2,812
Long-lived assets(c)..........................    2,203           186               --           2,389
Total assets..................................    3,560           537              (37)          4,060
AT DECEMBER 31, 2000, AND FOR THE YEAR THEN
  ENDED
Sales to external customers(b)................   $2,490          $562             $ --          $3,052
Long-lived assets(c)..........................    2,189           217               --           2,406
Total assets..................................    3,775           601              (35)          4,341
AT DECEMBER 31, 1999, AND FOR THE YEAR THEN
  ENDED
Sales to external customers(b)................   $2,427          $601             $ --          $3,028
Long-lived assets(c)..........................    2,252           254               --           2,506
Total assets..................................    3,940           666              (18)          4,588

(a) Sales to external customers and long-lived assets for individual countries (primarily in Europe) were not material.

(b)Geographic assignment is based on location of selling business.

(c)Long-lived assets include all long-term assets other than net assets of discontinued operations, goodwill, intangibles, and deferred taxes.

NOTE 20. COMMITMENTS AND CONTINGENCIES

     Capital Commitments

     The company estimates that the completion of projects authorized at December 31, 2001, and for which commitments have been made will require expenditures of approximately $93 million in 2002.

     Purchase Commitments

     The company occasionally enters into short-term forward contracts with third parties to fix a portion of the cost of natural gas used internally. Several of such contracts remained open at December 31, 2001.

     In December 1999, the company entered into an agreement with one of its vendors to purchase certain materials at prices within a specified range. Effective December 2001, this agreement was terminated by mutual consent.

     Lease Commitments

     In November 1999, Pactiv entered into a $175 million synthetic-lease agreement with a third-party lessor and various lenders to restructure or replace certain existing operating leases and public warehouse arrangements and to facilitate additional leasing arrangements for other operating facilities. The synthetic-lease facility, which expires in November 2005, contains customary terms and conditions covering, among other things, residual-value guarantees, default provisions, and financial covenants. Cancellation of the lease agreement, either before or at expiration, would require the company to make a termination payment of $169 million, which represents off-balance-sheet debt in that related funding might require the company to obtain alternative financing for the properties.

     Operating leases for the company's corporate headquarters building and certain of its warehouse facilities are covered by the synthetic-lease agreement. Following the initial lease periods for the properties, the company may extend the leases on terms negotiated with the lessors or purchase the leased assets under specified conditions. If the leases are not extended or the purchase options are not exercised, the company is required to make guaranteed residual payments to the lessors that may be refunded partially or in full depending on the amounts received by the lessors upon the sale of the properties. Lease agreements for these properties require the company to satisfy certain financial-ratio tests. Annual lease payments under the synthetic-lease agreement are expected to total approximately $11 million in 2002, 2003, and 2004, and $9 million in 2005.

     Certain of the company's facilities, equipment, and other assets are leased under long-term arrangements. Minimum lease payments under noncancelable operating leases with lease terms in excess of 1 year are expected to total $31 million, $23 million, $17 million, $11 million, and $9 million for 2002, 2003, 2004, 2005, and 2006, respectively; and $36 million for subsequent years.

     Commitments under capital leases are not significant. Total rental costs for continuing operations for 2001, 2000, and 1999 were $40 million, $43 million, and $54 million, respectively, which included minimum rentals under noncancelable operating leases of $35 million, $33 million, and $38 million for the corresponding periods.

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

NOTE 21. SUBSEQUENT EVENTS

     On January 4, 2002, the company purchased MSP Schmeiser GmbH, a German medical products company, for $3 million.

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      INCOME        INCOME
                                                                       FROM          FROM
                                                                    CONTINUING   DISCONTINUED
(IN MILLIONS)                                              SALES    OPERATIONS    OPERATIONS    NET INCOME
-------------                                              ------   ----------   ------------   ----------
2001
  First quarter..........................................  $  680      $ 29          $  4          $ 33
  Second quarter.........................................     728        45            24            69
  Third quarter..........................................     694        45            --            45
  Fourth quarter.........................................     710        46            --            46
                                                           ------      ----          ----          ----
                                                           $2,812      $165          $ 28          $193
                                                           ------      ----          ----          ----
2000
  First quarter..........................................  $  722      $ 29          $134          $163
  Second quarter.........................................     795        39            --            39
  Third quarter..........................................     757        38            --            38
  Fourth quarter.........................................     778         7            --             7
                                                           ------      ----          ----          ----
                                                           $3,052      $113          $134          $247
                                                           ------      ----          ----          ----

                       BASIC EARNINGS PER SHARE OF COMMON STOCK    DILUTED EARNINGS PER SHARE OF COMMON STOCK
                       ----------------------------------------    -------------------------------------------
                       CONTINUING    DISCONTINUED                  CONTINUING     DISCONTINUED
(IN MILLIONS)          OPERATIONS     OPERATIONS     NET INCOME    OPERATIONS      OPERATIONS      NET INCOME
-------------          ----------    ------------    ----------    -----------    -------------    -----------
2001(a)
  First quarter......    $0.18          $0.02          $0.20          $0.18           $0.02           $0.20
  Second quarter.....     0.28           0.15           0.43           0.28            0.15            0.43
  Third quarter......     0.28             --           0.28           0.28              --            0.28
  Fourth quarter.....     0.29             --           0.29           0.29              --            0.29
                         -----          -----          -----          -----           -----           -----
                         $1.04          $0.17          $1.21          $1.03           $0.17           $1.20
                         -----          -----          -----          -----           -----           -----
2000(a)
  First quarter......    $0.17          $0.80          $0.97          $0.17           $0.80           $0.97
  Second quarter.....     0.24             --           0.24           0.24              --            0.24
  Third quarter......     0.24             --           0.24           0.24              --            0.24
  Fourth quarter.....     0.05             --           0.05           0.05              --            0.05
                         -----          -----          -----          -----           -----           -----
                         $0.70          $0.83          $1.53          $0.70           $0.83           $1.53
                         -----          -----          -----          -----           -----           -----

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

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the notes to the financial statements included in this Annual Report on Form 10-K are "forward-looking statements." These forward-looking statements generally can be identified by the use of terms and phrases such as "will", "anticipate", "may", "expect", "estimated", and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable and makes the statements in good faith, actual results almost always vary from expected results, and the differences can be material. Following are factors that might cause the company's actual results to differ materially from future results expressed or implied by these forward-looking statements.

     - Changes in consumer demand and prices for the company's products that could negatively impact sales and margins.

     - Material substitutions and changes in the cost of raw materials, including plastic resin, labor, or utilities that could negatively impact the company's expenses and margins.

     - Changes in laws or other governmental actions, including the cost of complying with changes in regulations such as environmental regulations relating to air emissions or plastics generally.

     - Changes in capital availability or costs.

     - Workforce factors such as strikes or other labor interruptions.

     - The general economic, political and competitive conditions in markets and countries where the company operates, including currency fluctuations and other risks associated with operating outside of the United States.

     - Changes by the Financial Accounting Standards Board or other accounting regulatory bodies of generally accepted accounting principles or policies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On March 20, 2002, the Board of Directors of the company and its Audit Committee decided to no longer engage Arthur Andersen LLP as the company's independent public accounts, and engaged Ernst & Young LLP to serve as the company's independent public accountants for the year 2002. The appointment of Ernst & Young LLP is being submitted to the company's shareholders for ratification at the company's Annual Meeting of Shareholders to be held May 17, 2002.

     Arthur Andersen LLP did not resign or decline to stand for re-election as the company's external auditors. Arthur Andersen LLP's reports on the company's financial statements for the years ended December 31, 2001, and December 31, 2000, did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. There have not been, during the company's two most recent fiscal years or any subsequent interim period, any disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with their report on the company's consolidated financial statements for such years, and there have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     The company has provided Arthur Andersen LLP with a copy of the foregoing disclosures. Arthur Andersen LLP has provided the company with a letter stating its concurrence with such disclosures, which letter the company has filed as
Exhibit 16 to its Report on Form 8-K filed March 26, 2002.

     During the years ended December 31, 2001 and 2000 and through the date hereof, the company did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management," and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report inasmuch as the company will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report a definitive Proxy Statement for the Annual Meeting of Shareholders of Pactiv Corporation to be held on May 17, 2002, at which meeting the shareholders will vote upon the election of directors. The information under the caption "Election of Directors" in such Proxy Statement is incorporated herein by reference. Certain information regarding the executive officers of the company is set forth in Item 4.1, "Executive Officers of the Registrant" above.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index of Financial Statements of Pactiv Corporation and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 14

                                                              PAGE
                                                              ----
Schedule II -- Valuation and qualifying accounts -- three
  years ended December 31, 2001.............................   52

SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I -- Condensed financial information of
  registrant................................................
Schedule III -- Real estate and accumulated depreciation....
Schedule IV -- Mortgage loans on real estate................
Schedule V -- Supplemental information concerning
  property -- casualty insurance operations.................

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

                  COLUMN A                      COLUMN B           COLUMN C            COLUMN D    COLUMN E
---------------------------------------------  ----------   -----------------------   ----------   ---------
                                                                   ADDITIONS
                                                            -----------------------
                                               BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                               BEGINNING    COSTS AND      OTHER                   AT END OF
                 DESCRIPTION                    OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS     YEAR
                 -----------                   ----------   ----------   ----------   ----------   ---------
Allowance for doubtful accounts
  Year ended December 31, 2001...............     $17          $ 8          $--          $13          $12
  Year ended December 31, 2000...............      11           13           --            7           17
  Year ended December 31, 1999...............      11           --           --           --           11

REPORTS ON FORM 8-K

     The company filed no reports on Form 8-K during the quarter ended December 31, 2001.

INDEX OF EXHIBITS

     The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (exhibits designated with an asterisk are filed with this report; all other exhibits are incorporated by reference):

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
  10.22       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.23       Agreement and General Release dated January 28, 2000,
              between the registrant and Paul J. Griswold (incorporated by reference to Exhibit 10.23 to Pactiv Corporation's Annual
              Report on Form 10-K for the year ended December 31, 1999,
              File No. 1-15157).
  11          None.
 *12          Computation of Ratio of Earnings to Fixed Charges.
  13          None.
  15          None.
  16          None.
  18          None.
 *21          List of subsidiaries of Pactiv Corporation.
  22          None.
 *23          Consent of Arthur Andersen LLP.
 *24          Powers of Attorney for the following directors of Pactiv
              Corporation: Larry D. Brady, Robert J. Darnall, Mary R.
              (Nina) Henderson, Roger B. Porter, Paul T. Stecko, Norman H.
              Wesley.
  99          None.

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

Date: April 1, 2002

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

/s/ RICHARD L. WAMBOLD                               Chairman, President, Chief           April 1, 2002
------------------------------------------------       Executive Officer and Director
      Richard L. Wambold                               (principal executive officer)


/s/ ANDREW A. CAMPBELL                               Chief Financial Officer (principal   April 1, 2002
------------------------------------------------       financial and accounting
      Andrew A. Campbell                               officer)


/s/ LARRY D. BRADY*                                  Director                             April 1, 2002
------------------------------------------------
      Larry D. Brady


/s/ ROBERT J. DARNALL*                               Director                             April 1, 2002
------------------------------------------------
      Robert J. Darnall


/s/ MARY R. (NINA) HENDERSON*                        Director                             April 1, 2002
------------------------------------------------
      Mary R. (Nina) Henderson


/s/ ROGER B. PORTER*                                 Director                             April 1, 2002
------------------------------------------------
      Roger B. Porter


/s/ PAUL T. STECKO*                                  Director                             April 1, 2002
------------------------------------------------
      Paul T. Stecko


/s/ NORMAN H. WESLEY*                                Director                             April 1, 2002
------------------------------------------------
      Norman H. Wesley


 *By:   /s/ JAMES V. FAULKNER, JR.                                                        April 1, 2002
         -----------------------------------------
               James V. Faulkner, Jr.
               Attorney-in-fact