Form 10-Q
period 2002-03-31
PACTIV CORP
filed 2002-05-15
CIK 1089976

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Common stock, par value $0.01 per share: 158,140,347 as of April 30, 2002. (See Notes to Financial Statements.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income (Loss)................      3
     Condensed Consolidated Statement of Financial
      Position..............................................      4
     Condensed Consolidated Statement of Cash Flows.........      5
     Notes to Financial Statements..........................      6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     12
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................     17
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings*................................     18
  Item 2. Changes in Securities*............................     18
  Item 3. Defaults Upon Senior Securities*..................     18
  Item 4. Submission of Matters to a Vote of Security
     Holders*...............................................     18
  Item 5. Other Information*................................     18
  Item 6. Exhibits and Reports on Form 8-K..................     18

------------------------
* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME (LOSS)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                   2002             2001
(In millions, except share and per-share data)                  -----------      -----------
SALES.......................................................    $       647      $       680
                                                                -----------      -----------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and amortization....            438              489
  Selling, general, and administrative......................             76               65
  Depreciation and amortization.............................             40               45
  Other expense, net........................................             --                1
                                                                -----------      -----------
                                                                        554              600
                                                                -----------      -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST..................................................             93               80
  Interest expense, net of interest capitalized.............             23               29
  Income tax expense........................................             28               21
  Minority interest.........................................             --                1
                                                                -----------      -----------
INCOME FROM CONTINUING OPERATIONS...........................             42               29
Income from discontinued operations, net of income tax......             --                4
Cumulative effect of change in accounting principles, net of
  income tax................................................            (72)              --
                                                                -----------      -----------
NET INCOME (LOSS)...........................................    $       (30)     $        33
                                                                ===========      ===========
Average number of shares of common stock outstanding
  Basic.....................................................    159,194,198      158,360,957
  Diluted...................................................    160,919,836      158,644,054
EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share of common stock
  Continuing operations.....................................    $      0.26      $      0.18
  Discontinued operations...................................             --             0.02
                                                                -----------      -----------
  Earnings before cumulative effect of change in accounting
     principle..............................................           0.26             0.20
                                                                -----------      -----------
  Cumulative effect of change in accounting principles, net
     of income tax..........................................          (0.45)              --
                                                                -----------      -----------
                                                                $     (0.19)     $      0.20
                                                                ===========      ===========

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                MARCH 31, 2002    DECEMBER 31, 2001
              (In millions, except share data)                  --------------    -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................        $   46             $   41
  Accounts and notes receivable
     Trade, less allowances of $13 and $12 at the respective
       dates................................................           275                259
     Other..................................................            22                 29
  Inventories
     Finished goods.........................................           226                209
     Work in process........................................            45                 43
     Raw materials..........................................            50                 50
     Other materials and supplies...........................            29                 30
  Other.....................................................            73                 79
                                                                    ------             ------
  Total current assets......................................           766                740
                                                                    ------             ------
Property, plant, and equipment, net.........................         1,267              1,273
                                                                    ------             ------
Other assets
  Goodwill, net.............................................           534                615
  Intangible assets, net....................................           289                293
  Pension assets, net.......................................         1,073              1,045
  Other.....................................................            82                 94
                                                                    ------             ------
  Total other assets........................................         1,978              2,047
                                                                    ------             ------
TOTAL ASSETS................................................        $4,011             $4,060
                                                                    ======             ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................        $    4             $    7
  Accounts payable..........................................           188                201
  Interest accrued..........................................            32                  9
  Other.....................................................           250                242
                                                                    ------             ------
  Total current liabilities.................................           474                459
                                                                    ------             ------
Long-term debt..............................................         1,211              1,211
                                                                    ------             ------
Deferred income taxes.......................................           587                594
                                                                    ------             ------
Deferred credits and other liabilities......................            98                 99
                                                                    ------             ------
Minority interest...........................................             8                  8
                                                                    ------             ------
Shareholders' equity
  Common stock (158,368,093 and 159,431,382 shares issued
     and outstanding, after deducting 13,158,794 and
     11,759,094 shares held in treasury, at the respective
     dates).................................................             2                  2
  Premium on common stock and other capital surplus.........         1,376              1,398
  Accumulated other comprehensive (loss)....................           (58)               (54)
  Retained earnings.........................................           313                343
                                                                    ------             ------
  Total shareholders' equity................................         1,633              1,689
                                                                    ------             ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................        $4,011             $4,060
                                                                    ======             ======

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                2002    2001
FOR THE THREE MONTHS ENDED MARCH 31 (In millions)               ----    -----
OPERATING ACTIVITIES
Income from continuing operations...........................    $ 42    $  29
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations:
  Depreciation and amortization.............................      40       45
  Deferred income taxes.....................................      14       12
  Noncash retiree benefits..................................     (26)     (27)
  Net working capital.......................................      (9)     (20)
  Other.....................................................      10       16
                                                                ----    -----
Cash provided by operating activities.......................      71       55
                                                                ----    -----
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....      --       11
Net proceeds from sale of businesses and assets.............       1       73
Expenditures for property, plant, and equipment.............     (27)     (30)
Acquisitions of businesses and assets.......................     (13)     (13)
Other.......................................................       1       --
                                                                ----    -----
Cash provided (used) by investing activities................     (38)      41
                                                                ----    -----
FINANCING ACTIVITIES
Issuance of common stock....................................       2        4
Purchase of common stock....................................     (27)      --
Retirement of long-term debt................................      --     (117)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................      (3)       6
                                                                ----    -----
Cash used by financing activities...........................     (28)    (107)
                                                                ----    -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................      --       (1)
                                                                ----    -----
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS...............................................       5      (12)
Cash and temporary cash investments, January 1..............      41       26
                                                                ----    -----
CASH AND TEMPORARY CASH INVESTMENTS, MARCH 31...............    $ 46    $  14
                                                                ====    =====

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income (Loss) for the three-month period ended March 31, 2002, and 2001, the Condensed Consolidated Statement of Financial Position at March 31, 2002, and the Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2002, and 2001, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. It is presumed that users of the accompanying interim financial information have read, or have access to, the company's audited financial statements for the preceding year. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2001. Certain amounts in the prior year's financial statements have been reclassified to conform with the presentation used in 2002.

NOTE 2. CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are to be evaluated against these new criteria, which may result in certain intangibles being classified as goodwill, or vice versa. SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized, but requires that these assets be reviewed at least annually for possible impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Effective January 1, 2002, the company adopted SFAS No. 142 and recorded a goodwill-impairment charge for certain Protective and Flexible Packaging businesses of $83 million, $72 million after tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002. See note 6 to the financial statements for additional information.

NOTE 3. RESTRUCTURING AND OTHER

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective-packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of these assets. The remaining $26 million was related to the realignment of operations and the exiting of low-margin businesses in the company's Protective and Flexible Packaging unit. Specifically, this charge was for (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and their fair value based on market estimates. Restructuring-plan actions generally have been completed. Actual cash outlays for severance and other costs were $3 million less than originally estimated, as 78 fewer positions were eliminated, while charges for asset write-offs were $3 million more than initially estimated. Additionally, the company recognized a benefit of $6 million, $4 million after tax, or $0.02 per share, in the fourth quarter of 2001, primarily as a result of incurring a lower-than-expected loss on the sale of the company's packaging polyethylene business.

     In the fourth quarter of 2001, the company recorded a restructuring charge of $18 million, $10 million after tax, or $0.06 per share. Of this amount, $5 million was for higher-than-anticipated expenses associated with the exit of small, noncore European businesses announced in the fourth quarter of 2000. The remaining

$13 million pertained to the adoption of a restructuring plan to consolidate operations and reduce costs in the Consumer and Foodservice/Food Packaging ($5 million) and Protective and Flexible Packaging ($8 million) units. Specifically, this charge was for (1) plant closures and consolidations in North America and Europe, including the elimination of 283 positions ($10 million); (2) other workforce reductions (99 positions -- $2 million); and (3) asset writedowns related to the elimination of a North American product line ($1 million). The cash cost of executing these restructuring programs is anticipated to be approximately $5 million.

     Restructuring actions yielded aggregate savings of $10 million through the end of 2001, and additional savings of $16 million are expected to be realized in 2002 ($11 million) and 2003 ($5 million), primarily reflecting lower cost of sales and lower selling, general, and administrative costs.

     Changes in restructuring-reserve balances are shown in the following table.

                                                                SEVERANCE    OTHER    TOTAL
(In millions)                                                   ---------    -----    -----
Balance at December 31, 2001................................       $ 6        $ 4      $10
Cash payments...............................................        (1)        (1)      (2)
                                                                   ---        ---      ---
Balance at March 31, 2002...................................       $ 5        $ 3      $ 8
                                                                   ===        ===      ===

NOTE 4. ACQUISITIONS

     On January 4, 2002, the company purchased MSP Schmeiser GmbH, a German medical products company, for $3 million. On February 13, 2002, the company purchased an egg-packaging production line from Amerpack S.A. de D.V. for $10 million. These acquisitions are not considered to be material to the company, and, therefore, the inclusion of related pro-forma information is not required.

     Additionally, in January 2002, the company purchased the assets of two small Italian protective-packaging companies. These purchases were recorded as capital expenditures.

NOTE 5. DISCONTINUED OPERATIONS

     In the first quarter of 2001, the company sold a portion of its remaining interest in Packaging Corporation of America and recorded a related gain of $8 million, $4 million after tax, or $0.02 per share.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

     As of January 1, 2002, the company adopted SFAS No. 142. Following the adoption of this standard, the company completed a review of its businesses and tested recorded goodwill amounts for possible impairment by comparing the fair value of each reporting unit with its carrying value, including attributable goodwill. Fair value was determined using the income approach. Goodwill was found to be impaired for certain Protective and Flexible Packaging businesses that were acquired prior to the company's spin-off from Tenneco Inc. These businesses have recently faced increased competition and experienced lower operating margins. As a result, the company recorded a goodwill-impairment charge of $83 million, $72 million after tax, or $0.45 per share, in the first quarter of 2002.

     In accordance with SFAS No. 142, the company discontinued the amortization of goodwill effective January 1, 2002, which had the effect of increasing pretax earnings, net income, and earnings per share for the first quarter of 2002 by $5 million, $3 million, and $0.02, respectively.

     Shown below is a comparison of the income from continuing operations, net income (loss), and earnings (loss) per share for the three months ended March 31, 2002, with amounts recorded in the same period of 2001 adjusted to exclude the amortization of goodwill.

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                ------------------
                                                                 2002        2001
(In millions)                                                   ------       -----
NET INCOME (LOSS)
Income from continuing operations...........................    $   42       $  29
Add goodwill amortization, net of tax.......................        --           3
                                                                ------       -----
Adjusted income from continuing operations..................        42          32
Income from discontinued operations, net of tax.............        --           4
Cumulative effect of change in accounting principles, net of
  tax.......................................................       (72)         --
                                                                ------       -----
Adjusted net income (loss)..................................    $  (30)      $  36
                                                                ======       =====
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Income from continuing operations...........................    $ 0.26       $0.18
Add goodwill amortization, net of tax.......................        --        0.02
                                                                ------       -----
Adjusted income from continuing operations..................      0.26        0.20
Income from discontinued operations, net of tax.............        --        0.02
Cumulative effect of change in accounting principles, net of
  tax.......................................................     (0.45)         --
                                                                ------       -----
Adjusted net income (loss)..................................    $(0.19)      $0.22
                                                                ======       =====

     Changes in the carrying amount of goodwill for the three months ended March 31, 2002, by operating segment are shown in the following table.

                                                               CONSUMER
                                                           FOODSERVICE/FOOD      PROTECTIVE AND
                                                              PACKAGING        FLEXIBLE PACKAGING    TOTAL
(In millions)                                              ----------------    ------------------    -----
Balance, December 31, 2001.............................          $376                 $239           $615
Goodwill impairment....................................            --                  (83)           (83)
Goodwill addition......................................            --                    4              4
Translation adjustment.................................            --                   (2)            (2)
                                                                 ----                 ----           ----
Balance, March 31, 2002................................          $376                 $158           $534
                                                                 ====                 ====           ====

     Trademarks and other intangible assets at March 31, 2002, are shown in the following table.

                                                                                  ACCUMULATED
                                                            CARRYING AMOUNT       AMORTIZATION       NET
(In millions)                                               ---------------       ------------       ----
Intangible assets subject to amortization
  Patents...............................................          $193                $ 52           $141
  Other.................................................            23                  10             13
                                                                  ----                ----           ----
                                                                   216                  62            154
Intangible assets not subject to amortization...........           135                  --            135
                                                                  ----                ----           ----
Total intangible assets.................................          $351                $ 62           $289
                                                                  ====                ====           ====

     Amortization expense for intangible assets subject to amortization was $3 million for the three months ended March 31, 2002. Amortization expense is estimated to total $13 million, $12 million, $12 million, $12 million, and $11 million for years 2002, 2003, 2004, 2005, and 2006, respectively.

NOTE 7. EARNINGS PER SHARE

     Earnings from continuing operations per share of common stock outstanding was computed as follows.

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
                                                                   2002           2001
       (IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA)           -----------    -----------
BASIC EARNINGS PER SHARE
  Income from continuing operations.........................    $        42    $        29
                                                                -----------    -----------
  Average number of shares of common stock outstanding......    159,194,198    158,360,957
                                                                -----------    -----------
  Earnings from continuing operations per average share of
     common stock...........................................    $      0.26    $      0.18
                                                                -----------    -----------
DILUTED EARNINGS PER SHARE
  Income from continuing operations.........................    $        42    $        29
                                                                -----------    -----------
  Average number of shares of common stock outstanding......    159,194,198    158,360,957
  Add dilutive securities
     Restricted stock.......................................         25,109         12,227
     Stock options..........................................      1,372,750        111,319
     Performance shares.....................................        327,779        159,551
                                                                -----------    -----------
  Average number of shares of common stock outstanding
     including dilutive securities..........................    160,919,836    158,644,054
                                                                -----------    -----------
  Earnings from continuing operations per average share of
     common stock...........................................    $      0.26    $      0.18
                                                                ===========    ===========

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

                                                          SEGMENT
                                          ----------------------------------------
                                           CONSUMER AND      PROTECTIVE               RECLASSIFICATIONS
                                           FOODSERVICE/     AND FLEXIBLE                     AND
                                          FOOD PACKAGING     PACKAGING      OTHER       ELIMINATIONS       TOTAL
            (IN MILLIONS)                 --------------    ------------    ------    -----------------    ------
AT MARCH 31, 2002, AND FOR THE THREE
  MONTHS THEN ENDED
Sales to external customers...........        $  456            $191        $   --          $  --          $  647
Income before interest, income taxes,
  and minority interest...............            67              14            12(a)          --              93
Cumulative effect of change in
  accounting principles, net of tax...            --             (72)           --             --             (72)
Total assets..........................         2,007             643         1,488(b)        (127)          4,011

AT MARCH 31, 2001, AND FOR THE THREE
  MONTHS THEN ENDED
Sales to external customers...........        $  469            $211        $   --          $  --          $  680
Income before interest, income taxes,
  and minority interest...............            57               9            14(a)          --              80
Income from discontinued operations,
  net of tax..........................            --              --             4             --               4
Total assets..........................         2,021             755         1,458(b)        (134)          4,100
Net assets of discontinued
  operations..........................            --              --            52             --              52

------------------------
(a) Includes pension-plan income and unallocated corporate expenses.

(b) Includes assets related to pension plans (net) and administrative service operations.

NOTE 9. ACCOUNTS AND NOTES RECEIVABLE

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $35 million, $44 million, and $95 million at March 31, 2002, December 31, 2001, and March 31, 2001, respectively. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and related proceeds are included in cash provided (used) by operating activities in the statement of cash flows. Discounts and fees related to these sales totaled $1 million and $3 million in the first quarter of 2002 and 2001, respectively, and were included in other income (expense) in the statement of income (loss). In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt might increase by an amount corresponding to the level of sold receivables at such time.

NOTE 10. SYNTHETIC LEASE COMMITMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     Financial statements for all periods presented herein have been prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. Certain amounts in the prior year's financial statements have been reclassified to conform with the presentation used in 2002.

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

RESTRUCTURING AND OTHER

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective-packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of these assets. The remaining $26 million was related to the realignment of operations and the exiting of low-margin businesses in the company's Protective and Flexible Packaging unit. Specifically, this charge was for (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and their fair value based on market estimates. Restructuring-plan actions generally have been completed. Actual cash outlays for severance and other costs were $3 million less than originally estimated, as 78 fewer positions were eliminated, while charges for asset write-offs were $3 million more than initially estimated. Additionally, the company recognized a benefit of $6 million, $4 million after tax, or $0.02 per share, in the fourth quarter of 2001, primarily as a result of incurring a lower-than-anticipated loss on the sale of the company's packaging polyethylene business.

     In the fourth quarter of 2001, the company recorded a restructuring charge of $18 million, $10 million after tax, or $0.06 per share. Of this amount, $5 million was for higher-than-anticipated expenses associated with the exit of small, noncore European businesses announced in the fourth quarter of 2000. The remaining $13 million pertained to the adoption of a restructuring plan to consolidate operations and reduce costs in the Consumer and Foodservice/Food Packaging ($5 million) and Protective and Flexible Packaging ($8 million) units. Specifically, this charge was for (1) plant closures and consolidations in North America and Europe, including the elimination of 283 positions ($10 million);
(2) other workforce reductions (99 positions-$2 million); and (3) asset writedowns related to the elimination of a North American product line ($1 million). The cash cost of executing these restructuring programs is anticipated to be approximately $5 million.

     Restructuring actions yielded aggregate savings of $10 million through the end of 2001, and additional savings of $16 million are expected to be realized in 2002 ($11 million) and 2003 ($5 million), primarily reflecting lower cost of sales and lower selling, general, and administrative costs.

THREE MONTHS ENDED MARCH 31, 2002, COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                   (Dollars in millions)                      ------------------
                                                               2002        2001      CHANGE
                                                               ----        ----      ------
Consumer and Foodservice/Food Packaging.....................   $456        $469       (2.8)%
Protective and Flexible Packaging...........................    191         211       (9.5)
                                                               ----        ----
Total.......................................................   $647        $680       (4.9)%
                                                               ----        ----

     Sales declined $33 million, or 4.9%, versus the prior year. Excluding the negative impact of foreign-currency exchange rates and divestitures, sales were essentially even with last year.

     Sales for the Consumer and Foodservice/Food Packaging segment were down $13 million, or 2.8%, from the first quarter of 2001. Excluding the negative effect of divestitures, sales for this segment were flat versus last year. Volume growth of 5.0% offset the decline in selling prices that accompanied the pass through to customers of lower raw material costs. Contributing to the volume growth was the introduction of new products in wastebags (Hefty(R) The Gripper(TM) tall kitchen bag), tableware (Hefty(R) Zoo Pals(TM) disposable animal plates for children), and foodservice (for major fast food restaurants). Sales of protective- and flexible-packaging products declined $20 million, or 9.5%, compared with 2001. Excluding the negative impact of foreign-currency exchange rates and businesses divested in 2001, sales for this segment declined 2.1%, reflecting flat volume and lower selling prices.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                   (Dollars in millions)                      -------------------
                                                               2002         2001       CHANGE
                                                               ----         ----       ------
Consumer and Foodservice/Food Packaging.....................    $67          $57        17.5%
Protective and Flexible Packaging...........................     14            9        55.6
Other.......................................................     12           14       (14.3)
                                                                ---          ---
Total.......................................................    $93          $80        16.3%
                                                                ---          ---

     Operating income was $93 million in the first quarter of 2002, an increase of $13 million, or 16.3%, from 2001. The improvement was driven principally by higher volume; improved margins primarily reflecting growth in higher-margin product lines, benefits from the company's productivity initiatives, and divestitures of nonstrategic businesses; and the elimination of goodwill amortization in 2002.

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $10 million, or 17.5%, in 2002, driven principally by volume growth, productivity improvements, and lower logistics costs associated with the implementation of the Customer Linked Manufacturing program. Also contributing to the increase in operating income was elimination of goodwill amortization, which totaled $3 million in the same period last year.

     Operating income for the Protective and Flexible Packaging segment increased $5 million, or 55.6%, versus the same period last year, mainly reflecting benefits from the restructuring program initiated in January 2001 and the elimination of goodwill amortization, which totaled $2 million in the first quarter of 2001.

     Operating income for the Other segment was down $2 million from last year, mainly because of higher stock-based compensation costs related to the increase in the company's stock price.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $23 million in the first quarter of 2002, down $6 million, or 20.7%, from 2001, principally because of a decline in borrowings.

     Income Taxes

     The company's effective tax rate for the first quarter of 2002 was 40.0%, compared with 41.7% for the same period in 2001.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $42 million, or $0.26 per share, in 2002's first quarter, compared with $29 million, or $0.18 per share, in the first quarter of 2001.

     Cumulative Effect of Change in Accounting Principles

     Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Goodwill was tested and found to be impaired for certain businesses in the Protective and Flexible Packaging segment that were acquired prior to the company's spin-off from Tenneco Inc. These businesses have recently faced increased competition and experienced lower operating margins. As a result, the company recorded a goodwill-impairment charge totaling $83 million, $72 million after tax, or $0.45 per share as a cumulative effect of change in accounting principles in the first quarter of 2002.

DISCONTINUED OPERATIONS

     In the first quarter of 2001, the company recorded net income from discontinued operations of $4 million, or $0.02 per share, which represented the after-tax gain on the sale of a portion of the company's remaining holdings of Packaging Corporation of America stock.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                     (In millions)
                                                           MARCH 31, 2002    DECEMBER 31, 2001    CHANGE
                                                           --------------    -----------------    ------
Short-term debt, including current maturities of
  long-term debt.......................................        $    4             $    7           $ (3)
Long-term debt.........................................         1,211              1,211             --
                                                               ------             ------           ----
Total debt.............................................         1,215              1,218             (3)
Minority interest......................................             8                  8             --
Shareholders' equity...................................         1,633              1,689            (56)
                                                               ------             ------           ----
Total capitalization...................................        $2,856             $2,915           $(59)
                                                               ------             ------           ----

     The company's ratio of debt to total capitalization was 42.5% and 41.8% at March 31, 2002, and December 31, 2001, respectively.

     Shareholders' equity decreased $56 million in the first quarter of 2002, primarily as a result of recording a $30 million net loss and repurchasing company stock totaling $27 million.

     Cash Flows

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                       (In millions)                               ------------------
                                                                   2002         2001
                                                                   ----         ----
Cash provided (used) by:
  Operating activities......................................       $ 71         $  55
  Investing activities......................................        (38)           41
  Financing activities......................................        (28)         (107)

     Cash provided by operating activities was $71 million in the first quarter of 2002 versus $55 million in the same period last year. The $16 million increase was driven mainly by higher income from continuing operations and improvement in working capital management.

     Investing activities used cash aggregating $38 million in 2002's first quarter and generated cash of $41 million in the same period of 2001. The $38 million use of cash in the current year primarily reflected outlays for capital items ($27 million) and acquisitions ($13 million). The $41 million generated in 2001 principally represented proceeds from the sale of the packaging polyethylene business and PCA stock, offset, in part, by expenditures for property, plant, and equipment and the acquisition of assets from a former joint venture.

     Cash used by financing activities was $28 million in the first quarter of 2002, primarily for the repurchase of company stock. Cash used by financing activities was $107 million in the same period of 2001, principally for the retirement of debt.

     Capital Commitments

     Open commitments for authorized expenditures totaled approximately $95 million at March 31, 2002. It is anticipated that the majority of these expenditures will be funded over the next twelve months from existing cash and short-term investments, internally generated cash, and borrowings.

     Liquidity

     The company's management believes that cash flow from operations, along with available borrowing capacity under its credit facilities, will be sufficient to meet capital requirements.

CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles are to be evaluated against these new criteria, which may result in certain intangibles being classified as goodwill, or vice versa. SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized, but requires that these assets be reviewed at least annually for possible impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Effective January 1, 2002, the company adopted SFAS No. 142 and recorded a goodwill-impairment charge for certain Protective and Flexible Packaging businesses of $83 million, $32 million after tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002. Adoption of SFAS 142 is expected to add $19 million pretax, $14 million after tax, or $0.09 per share to annual earnings on a going-forward basis.

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the notes to the financial statements included in this Quarterly Report on Form 10-Q are "forward-looking statements." These forward-looking statements generally can be identified by the use of terms and phrases such as "will", "anticipate", "may", "might", "expect", "estimated", and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable, and makes the statements in good faith, actual results almost always vary from expected results, and the differences can be material. Among the factors that might cause the company's actual results to differ materially from the future results expressed or implied by these forward-looking statements are:

     - changes in consumer demand and prices for the company's products, including new products that the company may introduce, that could negatively impact sales and margins;

     - material substitutions and changes in costs of raw materials for the company's products, including plastic resin, or for labor or utilities that could negatively impact the company's expenses and margins;

     - changes in laws or other governmental actions, including changes in regulations such as those relating to air emissions or plastics generally;

     - changes in capital availability or costs;

     - workforce factors such as strikes or other labor interruptions;

     - the general economic, political, and competitive conditions in markets and countries where the company operates, including currency fluctuations and other risks associated with operating outside of the United States;

     - the company's ability to realize anticipated savings from its restructuring plans; and

     - changes by the Financial Accounting Standards Board or other accounting regulatory bodies.

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

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at March 31, 2002, all of which will mature in 2002.

                                                 NOTIONAL AMOUNT      WEIGHTED-AVERAGE    NOTIONAL AMOUNT
                                               IN FOREIGN CURRENCY    SETTLEMENT RATE     IN U.S. DOLLARS
  (In millions, except settlement rates)       -------------------    ----------------    ---------------
Euros
  -- Purchase..............................              8                 0.870                  7
  -- Sell..................................            (83)                0.870                (72)
Canadian dollars
  -- Purchase..............................             --                 0.628                 --
  -- Sell..................................            (16)                0.628                (10)
British pounds
  -- Purchase..............................             64                 1.425                 91
  -- Sell..................................            (70)                1.425               (100)
U.S. dollars
  -- Purchase..............................             93                 1.000                 93
  -- Sell..................................            (11)                1.000                (11)

Interest Rates

     The company is exposed to interest-rate risk on revolving-credit debt that bears interest at a floating rate based on LIBOR. In addition, the company has issued public-debt securities with fixed interest rates and original maturity dates ranging from 3 to 25 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time.

     In the first quarter of 2001, the company entered into interest-rate swap agreements that effectively convert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. These swaps are accounted for as cash flow hedges, with changes in value recorded as accumulated other comprehensive income, a component of shareholders' equity on the balance sheet. During the first quarter of 2002, the company exited these swap agreements, and, as a result, related accumulated deferred net losses of $3 million will be expensed over the remaining life of the underlying obligation.

                          PART II -- OTHER INFORMATION

ITEMS 1-5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     Exhibits designated with an asterisk in the following index are filed herewith; all other exhibits are incorporated by reference:

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   2          Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
              Pactiv Corporation's Current Report on Form 8-K dated
              November 11, 1999, File No. 1-15157).
   3          Restated Certificate of Incorporation of the registrant
              (incorporated herein by reference to Exhibit 3.1 to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.1        Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   3.2        Amended and Restated By-laws of the registrant adopted May
              17, 2001 (incorporated herein by reference to Exhibit 3.2 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 2001, File No. 1-15157).
   4.1        Specimen Stock Certificate of Pactiv Corporation Common
              Stock (incorporated herein by reference to Exhibit to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   4.2        Qualified Offer Plan Rights Agreement, dated as of November
              4, 1999, by and between the registrant and First Chicago
              Trust Company of New York, as Rights Agent (incorporated
              herein by reference to Exhibit 4.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.3(a)     Indenture, dated September 29, 1999, by and between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.1 to Tenneco
              Packaging Inc.'s Registration Statement on Form S-4, File
              No. 333-82923).
   4.3(b)     First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(b) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)     Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(c) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)     Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(d) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(e)     Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(e) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).

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
  10.12       Tenneco Rabbi Trust Agreement (incorporated herein by
              reference to Exhibit 10.12 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.13(a)    Contribution Agreement, dated as of January 25, 1999, by and among the registrant, PCA Holdings LLC and Packaging
              Corporation of America (the "Contribution
              Agreement")(incorporated herein by reference to Exhibit
              10.30 to Tenneco Inc.'s Current Report on Form 8-K dated
              April 12, 1999, File No. 1-12387).
  10.13(b)    Letter Agreement, dated as of April 12, 1999, by and among the registrant, PCA Holdings LLC and Packaging Corporation of America, amending the Contribution Agreement
              (incorporated herein by reference to Exhibit 10.31 to
              Tenneco Inc.'s Current Report on Form 8-K dated April 12,
              1999, File No. 1-12387).
  10.14       Stockholders Agreement, as amended, dated as of April 12,
              1999, by and among the registrant, PCA Holdings LLC and
              Packaging Corporation of America (incorporated herein by
              reference to Exhibit 10.32 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
  10.15       Registration Rights Agreement, as amended, dated as of April
              12, 1999, by and among the registrant, PCA Holdings LLC and
              Packaging Corporation of America (incorporated herein by
              reference to Exhibit 10.33 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
  10.16       Release Agreement dated as of October 18, 1999, by and
              between Dana G. Mead and Tenneco Management Company, and
              Modification of Release Agreement dated as of October
              18,1999, by and among Dana G. Mead, Tenneco Inc. and Tenneco
              Management Company (incorporated herein by reference to
              Exhibit 10.18 to Tenneco Automotive Inc.'s Quarterly Report
              on Form 10-Q for quarterly period ended September 30, 1999,
              File No. 1-12387).
  10.17       Employment Agreement, dated as of March 11, 1997, by and
              between Richard L. Wambold and Tenneco Inc. (incorporated
              herein by reference to Exhibit 10.17 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.18       Short Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.4 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.18(a)    First Amendment, dated as of September 27, 2000, among the registrant, various financial institutions, and Bank of
              America, N.A., as Administrative Agent, amending the Short
              Term Credit Agreement (incorporated herein by reference to
              Exhibit 10.18(a) Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 2000, File No.
              1-15157).
  10.19       Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.20       Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).

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

(B) REPORTS ON FORM 8-K

     On March 26, 2002, the company filed a Form 8-K (dated March 20, 2002) regarding changes in its certifying accountant.

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

Date: May 15, 2002