Form 10-Q
period 2002-06-30
PACTIV CORP
filed 2002-08-09
CIK 1089976

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Common stock, par value $0.01 per share: 158,485,165 as of July 31, 2002. (See Notes to Financial Statements.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income.......................      3
     Condensed Consolidated Statement of Financial
      Position..............................................      4
     Condensed Consolidated Statement of Cash Flows.........      5
     Notes to Financial Statements..........................      6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     12
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................     20
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings*................................     21
  Item 2. Changes in Securities*............................     21
  Item 3. Defaults Upon Senior Securities*..................     21
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................     21
  Item 5. Other Information*................................     21
  Item 6. Exhibits and Reports on Form 8-K..................     22

------------------------
* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
(In millions, except share and per-share data)    ------------    ------------    ------------    ------------
SALES.....................................        $        728    $        728    $      1,375    $      1,408
                                                  ------------    ------------    ------------    ------------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization.........................                 494             510             932             999
  Selling, general, and administrative....                  74              69             150             134
  Depreciation and amortization...........                  39              43              79              88
  Other expense, net......................                  --               1              --               2
  Restructuring and other.................                  (4)             --              (4)             --
                                                  ------------    ------------    ------------    ------------
                                                           603             623           1,157           1,223
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES,
  AND MINORITY INTEREST...................                 125             105             218             185
  Interest expense, net of interest
     capitalized..........................                  24              28              47              57
  Income tax expense......................                  40              32              68              53
  Minority interest.......................                   1              --               1               1
                                                  ------------    ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS.........                  60              45             102              74
Income from discontinued operations, net of
  income tax..............................                  --              24              --              28
Cumulative effect of change in accounting
  principles, net of income tax...........                  --              --             (72)             --
                                                  ------------    ------------    ------------    ------------
NET INCOME................................        $         60    $         69    $         30    $        102
                                                  ============    ============    ============    ============
Average number of shares of common stock
  outstanding
  Basic...................................         158,230,119     158,689,891     158,765,987     158,530,819
  Diluted.................................         160,538,835     159,250,514     160,820,126     158,904,514
EARNINGS PER SHARE
Basic and diluted earnings per share of common
  stock
  Continuing operations...................        $       0.38    $       0.28    $       0.64    $       0.47
  Discontinued operations.................                  --            0.15              --            0.17
  Cumulative effect of change in accounting
     principles...........................                  --              --           (0.45)             --
                                                  ------------    ------------    ------------    ------------
                                                  $       0.38    $       0.43    $       0.19    $       0.64
                                                  ============    ============    ============    ============

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                JUNE 30, 2002    DECEMBER 31, 2001
              (In millions, except share data)                  -------------    -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................       $   39             $   41
  Accounts and notes receivable
     Trade, less allowances of $13 and $12 at the respective
       dates................................................          316                259
     Other..................................................           22                 29
  Inventories
     Finished goods.........................................          230                209
     Work in process........................................           47                 43
     Raw materials..........................................           53                 50
     Other materials and supplies...........................           31                 30
  Other.....................................................           69                 79
                                                                   ------             ------
  Total current assets......................................          807                740
                                                                   ------             ------
Property, plant, and equipment, net.........................        1,289              1,273
                                                                   ------             ------
Other assets
  Goodwill, net.............................................          598                615
  Intangible assets, net....................................          284                293
  Pension assets, net.......................................        1,101              1,045
  Other.....................................................           64                 94
                                                                   ------             ------
  Total other assets........................................        2,047              2,047
                                                                   ------             ------
TOTAL ASSETS................................................       $4,143             $4,060
                                                                   ======             ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................       $    5             $    7
  Accounts payable..........................................          207                201
  Other.....................................................          286                251
                                                                   ------             ------
  Total current liabilities.................................          498                459
                                                                   ------             ------
Long-term debt..............................................        1,204              1,211
                                                                   ------             ------
Deferred income taxes.......................................          607                594
                                                                   ------             ------
Deferred credits and other liabilities......................          101                 99
                                                                   ------             ------
Minority interest...........................................            8                  8
                                                                   ------             ------
Shareholders' equity
  Common stock (158,340,525 and 159,431,382 shares issued
     and outstanding, after deducting 13,337,123 and
     11,759,094 shares held in treasury, at the respective
     dates).................................................            2                  2
  Premium on common stock and other capital surplus.........        1,374              1,398
  Accumulated other comprehensive loss......................          (24)               (54)
  Retained earnings.........................................          373                343
                                                                   ------             ------
  Total shareholders' equity................................        1,725              1,689
                                                                   ------             ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................       $4,143             $4,060
                                                                   ======             ======

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                2002     2001
FOR THE SIX MONTHS ENDED JUNE 30 (In millions)                  -----    -----
OPERATING ACTIVITIES
Income from continuing operations...........................    $ 102    $  74
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations:
  Depreciation and amortization.............................       79       88
  Deferred income taxes.....................................       48       38
  Restructuring and other...................................       (4)      --
  Noncash retiree benefits..................................      (54)     (54)
  Net working capital.......................................      (10)       8
  Other.....................................................       14        6
                                                                -----    -----
Cash provided by operating activities.......................      175      160
                                                                -----    -----
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....       --       87
Net proceeds from sale of businesses and assets.............        5       71
Expenditures for property, plant, and equipment.............      (53)     (64)
Acquisitions of businesses and assets.......................      (92)     (13)
Other.......................................................        1        1
                                                                -----    -----
Cash provided (used) by investing activities................     (139)      82
                                                                -----    -----
FINANCING ACTIVITIES
Issuance of common stock....................................        6        8
Purchase of common stock....................................      (35)      --
Retirement of long-term debt................................       (8)    (258)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................       (3)      (2)
                                                                -----    -----
Cash used by financing activities...........................      (40)    (252)
                                                                -----    -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................        2       (1)
                                                                -----    -----
DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS.............       (2)     (11)
Cash and temporary cash investments, January 1..............       41       26
                                                                -----    -----
CASH AND TEMPORARY CASH INVESTMENTS, JUNE 30................    $  39    $  15
                                                                =====    =====

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income for the three- and six-month periods ended June 30, 2002, and 2001, the Condensed Consolidated Statement of Financial Position at June 30, 2002, and the Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2002, and 2001, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. It is presumed that users of the accompanying interim financial information have read, or have access to, the company's audited financial statements for the preceding year. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2001. Certain amounts in the prior year's financial statements have been reclassified to conform with the presentation used in 2002.

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

     In the second quarter of 2002, the company recognized a benefit of $4 million, $2 million after tax, or $0.02 per share, related to a previously recorded restructuring charge (netted against fixed assets), primarily as a result of incurring a lower-than-anticipated loss on the sale of a noncore European business.

     Changes in restructuring-reserve balances are shown in the following table.

                                                                SEVERANCE    OTHER    TOTAL
(In millions)                                                   ---------    -----    -----
Balance at December 31, 2001................................       $ 6        $ 4      $10
Cash payments...............................................        (3)        (2)      (5)
                                                                   ---        ---      ---
Balance at June 30, 2002....................................       $ 3        $ 2      $ 5
                                                                   ===        ===      ===

NOTE 4. ACQUISITIONS

     On January 4, 2002, the company purchased MSP Schmeiser GmbH, a German medical products company, for $3 million. On February 13, 2002, the company purchased an egg-packaging production line from Amerpack S.A. de C.V. for $10 million.

     Additionally, in January 2002, the company purchased the assets of two small Italian protective-packaging companies. These purchases were recorded as capital expenditures. The outstanding shares of a third small Italian protective-packaging company, Forniture Industriali, were purchased in June 2002 for $1 million.

     On June 18, 2002, the company purchased Winkler Forming Inc., a leading thermoformer of amorphous polyethylene terephthalate (APET) products for food packaging, for $78 million, including settlement of estimated working capital adjustments with the seller. At June 30, 2002, the allocation of the purchase price to the net assets of Winkler and the related recognition of $53 million of goodwill were based on estimates, which may be adjusted in subsequent reporting periods.

     None of the acquisitions completed in 2002 were considered to be material to the company, and therefore the inclusion of related pro-forma information is not required.

NOTE 5. DISCONTINUED OPERATIONS

     In the first quarter of 2001, the company sold a portion of its remaining interest in Packaging Corporation of America (PCA) and recorded a related gain of $8 million, $4 million after tax, or $0.02 per share. In April 2001, the company sold its remaining interest in PCA and recorded a related gain of $49 million, $24 million after tax, or $0.15 per share. Net proceeds from the 2001 transaction totaled $87 million, which were used primarily to repay debt.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

     As of January 1, 2002, the company adopted SFAS No. 142. Following the adoption of this standard, the company completed a review of its businesses and tested recorded goodwill amounts for possible impairment. Goodwill was found to be impaired for certain Protective and Flexible Packaging businesses that were acquired prior to the company's spin-off from Tenneco Inc. These businesses have recently faced increased competition and experienced lower operating margins. As a result, the company recorded a goodwill-impairment charge of $83 million, $72 million after tax, or $0.45 per share, in the first quarter of 2002.

     In accordance with SFAS No. 142, the company discontinued the amortization of goodwill effective January 1, 2002, which had the effect of increasing pretax earnings, net income, and earnings per share for the first six months of 2002 by $9 million, $6 million, and $0.04, respectively.

     Shown below is a comparison of income from continuing operations, net income, and earnings per share for the three and six months ended June 30, 2002, with amounts recorded in the same periods of 2001 adjusted to exclude the amortization of goodwill.

                                                                 THREE MONTHS       SIX MONTHS
                                                                ENDED JUNE 30,    ENDED JUNE 30,
                                                                --------------    --------------
                                                                2002     2001     2002     2001
(In millions, except per-share data)                            -----    -----    -----    -----
NET INCOME
Income from continuing operations...........................    $  60    $  45    $ 102    $  74
Add: goodwill amortization, net of tax......................       --        3       --        6
                                                                -----    -----    -----    -----
Adjusted income from continuing operations..................       60       48      102       80
Income from discontinued operations, net of tax.............       --       24       --       28
Cumulative effect of change in accounting principles, net of
  tax.......................................................       --       --      (72)      --
                                                                -----    -----    -----    -----
Adjusted net income.........................................    $  60    $  72    $  30    $ 108
                                                                =====    =====    =====    =====
BASIC AND DILUTED EARNINGS PER SHARE
Income from continuing operations...........................    $0.38    $0.28    $0.64    $0.47
Add: goodwill amortization, net of tax......................       --     0.02       --     0.04
                                                                -----    -----    -----    -----
Adjusted income from continuing operations..................     0.38     0.30     0.64     0.51
Income from discontinued operations, net of tax.............       --     0.15       --     0.17
Cumulative effect of change in accounting principles, net of
  tax.......................................................       --       --    (0.45)      --
                                                                -----    -----    -----    -----
Adjusted net income.........................................    $0.38    $0.45    $0.19    $0.68
                                                                =====    =====    =====    =====

     Changes in the carrying amount of goodwill for the six months ended June 30, 2002, by operating segment are shown in the following table.

                                                               CONSUMER
                                                           FOODSERVICE/FOOD      PROTECTIVE AND
                                                              PACKAGING        FLEXIBLE PACKAGING    TOTAL
(In millions)                                              ----------------    ------------------    -----
Balance, December 31, 2001.............................          $376                 $239           $615
Goodwill impairment....................................            --                  (83)           (83)
Goodwill addition......................................            53                    6             59
Translation adjustment.................................             1                    6              7
                                                                 ----                 ----           ----
Balance, June 30, 2002.................................          $430                 $168           $598
                                                                 ====                 ====           ====

     Trademarks and other intangible assets at June 30, 2002, are shown in the following table.

                                                                                  ACCUMULATED
                                                           CARRYING AMOUNT        AMORTIZATION        NET
                     (IN MILLIONS)                         ---------------        ------------        ---
Intangible assets subject to amortization
  Patents..............................................          $184                 $ 52           $132
  Other................................................            32                   15             17
                                                                 ----                 ----           ----
                                                                  216                   67            149
Intangible assets not subject to amortization
  (primarily trademarks)...............................           135                   --            135
                                                                 ----                 ----           ----
Total intangible assets................................          $351                 $ 67           $284
                                                                 ====                 ====           ====

     Amortization expense for intangible assets subject to amortization was $3 million for the three months ended June 30, 2002, and $6 million for the six months ended June 30, 2002. Amortization expense is estimated to total $13 million, $12 million, $12 million, $12 million, and $11 million for years 2002, 2003, 2004, 2005, and 2006, respectively.

NOTE 7. CAPITAL STOCK

     Earnings Per Share

     Earnings from continuing operations per share of common stock outstanding was computed as follows.

                                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------    ----------------------------
                                                      2002            2001            2002            2001
(IN MILLIONS, EXCEPT SHARE AND PER-SHARE DATA)    ------------    ------------    ------------    ------------
BASIC EARNINGS PER SHARE
  Income from continuing operations.......        $         60    $         45    $        102    $         74
                                                  ------------    ------------    ------------    ------------
  Average shares of common stock
     outstanding..........................         158,230,119     158,689,891     158,765,987     158,530,819
                                                  ------------    ------------    ------------    ------------
  Earnings from continuing operations per
     average share of common stock........        $       0.38    $       0.28    $       0.64    $       0.47
                                                  ------------    ------------    ------------    ------------
DILUTED EARNINGS PER SHARE
  Income from continuing operations.......        $         60    $         45    $        102    $         74
                                                  ------------    ------------    ------------    ------------
  Average shares of common stock
     outstanding..........................         158,230,119     158,689,891     158,765,987     158,530,819
  Effect of dilutive securities
     Restricted stock.....................              28,766          16,450          27,001          14,460
     Stock options........................           1,923,143         364,164       1,687,177         191,034
     Performance shares...................             356,807         180,009         339,961         168,201
                                                  ------------    ------------    ------------    ------------
  Average shares of common stock outstanding
     including dilutive securities........         160,538,835     159,250,514     160,820,126     158,904,514
                                                  ------------    ------------    ------------    ------------
  Earnings from continuing operations per
     average share of common stock........        $       0.38    $       0.28    $       0.64    $       0.47
                                                  ------------    ------------    ------------    ------------

     In November 1999, the company established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust, which were issued to it in January 2000. This so-called "rabbi trust" is designed to assure payment of deferred compensation and supplemental pension benefits. These shares are not considered to be outstanding for purposes of financial reporting.

     Stock-Based Compensation

     The company follows requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options.

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

                                                         SEGMENT
                                        ------------------------------------------
                                         CONSUMER AND      PROTECTIVE                 RECLASSIFICATIONS
                                         FOODSERVICE/     AND FLEXIBLE                       AND
                                        FOOD PACKAGING     PACKAGING       OTHER        ELIMINATIONS       TOTAL
           (IN MILLIONS)                --------------    ------------    --------    -----------------    -----
FOR THE THREE MONTHS ENDED
  JUNE 30, 2002
Sales to external customers.........        $  521            $207        $     --          $  --          $  728
Income before interest, income
  taxes, and minority interest......            92              20(a)           13(b)          --             125
FOR THE THREE MONTHS ENDED
  JUNE 30, 2001
Sales to external customers.........        $  524            $204        $     --          $  --          $  728
Income before interest, income
  taxes, and minority interest......            76              12              17(b)          --             105
Income from discontinued operations,
  net of tax........................            --              --              24             --              24
AT JUNE 30, 2002, AND FOR THE SIX
  MONTHS THEN ENDED
Sales to external customers.........        $  977            $398        $     --          $  --          $1,375
Income before interest, income
  taxes, and minority interest......           159              34(a)           25(b)          --             218
Cumulative effect of change in
  accounting principles, net of
  tax...............................            --             (72)             --             --             (72)
Total assets........................         2,081             691           1,487(c)        (116)          4,143
AT JUNE 30, 2001, AND FOR THE SIX
  MONTHS THEN ENDED
Sales to external customers.........        $  993            $415        $     --          $  --          $1,408
Income before interest, income
  taxes, and minority interest......           133              21              31(b)          --             185
Income from discontinued operations,
  net of tax........................            --              --              28             --              28
Total assets........................         2,011             744           1,416(c)        (165)          4,006

------------------------
(a) Includes restructuring credit of $4 million.

(b) Includes pension-plan income and unallocated corporate expenses.

(c) Includes assets related to pension plans (net) and administrative service operations.

NOTE 9. ACCOUNTS AND NOTES RECEIVABLE

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $35 million, $44 million, and $115 million at June 30, 2002, December 31, 2001, and June 30, 2001, respectively. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and related proceeds are included in cash provided by operating activities in the statement of cash flows. Discounts and fees related to these sales were immaterial in the second quarter of 2002 and totaled $1 million in the second quarter of 2001, and were included in other expense in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt might increase by an amount corresponding to the level of sold receivables at such time.

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

NOTE 11. COMPREHENSIVE INCOME

     Details of total comprehensive income for the three- and six-month periods ended June 30, 2002, and 2001, were as follows:

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                          -------------------         -----------------
                                                          2002          2001          2002         2001
                                                          -----         -----         ----         ----
Net income..........................................       $60          $ 69          $30          $102
Other comprehensive income (loss)
  Net currency translation gains (losses)...........        33             1           27           (18)
  Reversal of previously recorded unrealized gains
     on
     securities held for sale(a)....................        --           (26)          --           (42)
  Net changes in interest rate swaps................         1             1            3             2
                                                           ---          ----          ---          ----
                                                            34           (24)          30           (58)
                                                           ---          ----          ---          ----
Total comprehensive income..........................       $94          $ 45          $60          $ 44
                                                           ===          ====          ===          ====

(a) Represents offset to gain on sale of PCA stock included in net income.
------------------------
     The above notes are an integral part of the foregoing financial statements.

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

     In the second quarter of 2002, the company recognized a benefit of $4 million, $2 million after tax, or $0.02 per share, related to a previously recorded restructuring charge (netted against fixed assets), primarily as a result of incurring a lower-than-anticipated loss on the sale of a noncore European business.

THREE MONTHS ENDED JUNE 30, 2002, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
(Dollars in millions)                                           -------------------
                                                                2002          2001          CHANGE
                                                                -----         -----         ------
Consumer and Foodservice/Food Packaging.....................    $521          $524           (0.6)%
Protective and Flexible Packaging...........................     207           204            1.5
                                                                ----          ----
Total.......................................................    $728          $728             --%
                                                                ----          ----

     Total company sales were even with last year. Excluding the positive impact of foreign-currency exchange rates and the negative effect of divestitures, sales grew 0.4% versus last year.

     Volume in the Consumer and Foodservice/Food Packaging segment grew 8%. Sales in the segment declined $3 million or 0.6%, reflecting the decline in selling prices from the pass through of lower raw material costs. Significant volume growth continued in Hefty(R) consumer products led by increases in waste bags and tableware, both of which were boosted by sales of new products -- Hefty(R) The Gripper(TM) tall kitchen bags and Hefty(R) Zoo Pals(TM) disposable animal plates for children, respectively. Growth in foodservice/food packaging reflected significant volume increases in the base business as well as the contribution of innovative new products. Higher-margin products, such as rigid-display packaging, agricultural products, and microwaveable home-meal replacement items drove much of this growth.

     Sales of protective- and flexible-packaging products increased $3 million, or 1.5%, compared with 2001. Excluding the positive impact of foreign-currency exchange rates and the negative effect of businesses divested in 2001, sales for this segment rose 3.0%, driven by volume growth of 8%, offset partially by a decline in selling prices as a result of the pass through of lower raw material costs. The European flexible-packaging business and the North American Hexacomb(R) business led the volume growth.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
(Dollars in millions)                                           -------------------
                                                                2002          2001          CHANGE
                                                                -----         -----         ------
Consumer and Foodservice/Food Packaging.....................    $ 92          $ 76           21.1%
Protective and Flexible Packaging...........................      20            12           66.7
Other.......................................................      13            17          (23.5)
                                                                ----          ----
Total.......................................................    $125          $105           19.0%
                                                                ----          ----

     Total company operating income for 2002 included the effect of reversing $4 million of a previously recorded restructuring charge in the Protective and Flexible Packaging segment. Excluding the effect of this unusual item, operating income by segment was as follows:

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
(Dollars in millions)                                           -------------------
                                                                2002          2001          CHANGE
                                                                -----         -----         ------
Consumer and Foodservice/Food Packaging.....................    $ 92          $ 76           21.1%
Protective and Flexible Packaging...........................      16            12           33.3
Other.......................................................      13            17          (23.5)
                                                                ----          ----
Total.......................................................    $121          $105           15.2%
                                                                ----          ----

     Excluding the unusual item, total company operating income was $121 million in 2002, an increase of $16 million, or 15.2%, from 2001. The gain was driven principally by 8% volume growth; improved gross margin, primarily reflecting growth in higher-margin product lines and ongoing productivity gains; and the elimination of goodwill amortization in 2002.

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $16 million, or 21.1%, in 2002, driven principally by 8% volume growth and productivity improvements. Also contributing to the increase in operating income was the 2002 elimination of goodwill amortization, which totaled $3 million in the same period last year.

     Operating income for the Protective and Flexible Packaging segment increased $4 million, or 33.3%, versus the same period last year, mainly reflecting an 8% volume increase, benefits from the restructuring program initiated in January 2001, and the elimination of goodwill amortization, which amounted to $1 million in the second quarter of 2001.

     Operating income for the Other segment decreased $4 million from last year, principally because of higher stock-based compensation costs related to the increase in the company's stock price.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $24 million in the second quarter of 2002, down $4 million, or 14.3%, from 2001, principally because of a decline in borrowings.

     Income Taxes

     The company's effective tax rate for the second quarter of 2002 was 40.0%, compared with 41.4% for the same period in 2001.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $60 million, or $0.38 per share, in the second quarter of 2002, compared with $45 million, or $0.28 per share, last year. Excluding the unusual item, second quarter 2002's net income from continuing operations was $58 million, or $0.36 per share, compared with $45 million, or $0.28 per share, in the second quarter of 2001.

DISCONTINUED OPERATIONS

     In the second quarter of 2001, the company recorded income from discontinued operations, net of income tax, of $24 million, or $0.15 per share, which represented the after-tax gain on the sale of the company's remaining holdings of Packaging Corporation of America stock.

SIX MONTHS ENDED JUNE 2002, COMPARED WITH SIX MONTHS ENDED JUNE 2001

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                ----------------
                                                                 2002      2001     CHANGE
                   (Dollars in millions)                        ------    ------    ------
Consumer and Foodservice/Food Packaging.....................    $  977    $  993     (1.6)%
Protective and Flexible Packaging...........................       398       415     (4.1)
                                                                ------    ------     ----
Total.......................................................    $1,375    $1,408     (2.3)%
                                                                ------    ------     ----

     Total company sales declined $33 million, or 2.3%, versus last year. Excluding the positive impact of foreign-currency exchange rates and the negative effect of divestitures, sales were essentially even with last year.

     Sales for the Consumer and Foodservice/Food Packaging segment were down $16 million, or 1.6%, from last year. Excluding the negative effect of divestitures, sales for this segment were flat versus a year ago.

Volume in the Consumer and Foodservice/Food Packaging segment grew 6%, which was offset by a decline in selling prices from the pass through of lower raw material costs. Contributing to the volume growth was the introduction of new products in wastebags (Hefty(R) The Gripper(TM) tall kitchen bag), tableware (Hefty(R) Zoo Pals(TM) disposable animal plates for children), and foodservice (products for major fast-food restaurants).

     Sales of protective- and flexible-packaging products declined $17 million, or 4.1%, compared with 2001. Excluding the positive impact of foreign-currency exchange rates and the negative impact of divestitures in 2001, sales for this segment improved 0.5%, reflecting volume growth of 4%, offset for the most part by a decline in selling prices as a result of the pass through of lower raw material costs.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                   (Dollars in millions)                      ----------------
                                                              2002       2001      CHANGE
                                                              -----      -----     ------
Consumer and Foodservice/Food Packaging.....................  $159       $133       19.5%
Protective and Flexible Packaging...........................    34         21       61.9
Other.......................................................    25         31      (19.4)
                                                              ----       ----
Total.......................................................  $218       $185       17.8%
                                                              ----       ----

     Total company operating income for 2002 included the impact of reversing $4 million of a previously recorded restructuring charge in the Protective and Flexible Packaging segment. Excluding the effect of this unusual item, operating income by segment was as follows:

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                   (Dollars in millions)                      ----------------
                                                              2002       2001      CHANGE
                                                              -----      -----     ------
Consumer and Foodservice/Food Packaging.....................  $159       $133       19.5%
Protective and Flexible Packaging...........................    30         21       42.9
Other.......................................................    25         31      (19.4)
                                                              ----       ----
Total.......................................................  $214       $185       15.7%
                                                              ----       ----

     Excluding the unusual item, total company operating income was $214 million in 2002, an increase of $29 million, or 15.7%, from 2001. The improvement was driven principally by 6% volume growth; improved gross margin, primarily reflecting growth in higher-margin product lines and benefits from the company's productivity initiatives; and the elimination of goodwill amortization in 2002.

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $26 million, or 19.5%, in 2002, driven principally by volume growth, productivity improvements, and lower logistics costs partially resulting from the implementation of the Customer Linked Manufacturing program. Also contributing to the increase in operating income was the 2002 elimination of goodwill amortization, which totaled $6 million in the same period last year.

     Operating income for the Protective and Flexible Packaging segment increased $9 million, or 42.9%, from 2001, mainly reflecting higher volume, benefits from the restructuring program initiated in January 2001, and the 2002 elimination of goodwill amortization, which totaled $3 million in 2001.

     Operating income for the Other segment was down $6 million or 19.4%, from last year, primarily because of higher stock-based compensation costs related to the increase in the company's stock price.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $47 million in the first half of 2002, down $10 million, or 17.5%, from 2001, principally because of a decline in borrowings.

     Income Taxes

     The company's effective tax rate for the first six months of 2002 was 40.0%, compared with 41.5% for the same period in 2001.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $102 million, or $0.64 per share, in the first half of 2002, compared with $74 million, or $0.47 per share, in 2001. Excluding the unusual item, net income from continuing operations in 2002 was $100 million, or $0.62 per share, compared with $74 million, or $0.47 per share, in 2001.

DISCONTINUED OPERATIONS

     In the first six months of 2001, the company recorded income from discontinued operations, net of income tax, of $28 million, or $0.17 per share, which represented the after-tax gain on the sale of the company's remaining holdings of PCA stock.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                                JUNE 30,    DECEMBER 31,
                                                                  2002          2001        CHANGE
                       (In millions)                            --------    ------------    ------
Short-term debt, including current maturities of long-term
  debt......................................................     $    5        $    7       $  (2)
Long-term debt..............................................      1,204         1,211          (7)
                                                                 ------        ------       -----
Total debt..................................................      1,209         1,218          (9)
Minority interest...........................................          8             8          --
Shareholders' equity........................................      1,725         1,689          36
                                                                 ------        ------       -----
Total capitalization........................................     $2,942        $2,915       $  27
                                                                 ------        ------       -----

     The company's ratio of debt to total capitalization was 41.1% and 41.8% at June 30, 2002, and December 31, 2001, respectively.

     Shareholders' equity increased $36 million in the first six months of 2002, primarily as a result of recording $30 million of net income, $30 million of other comprehensive income (principally reflecting favorable foreign-currency translation adjustments), and $11 million of shares issued to employee plans, offset partially by $35 million of company stock repurchases.

     Cash Flows

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                            ----------------------
                                                                                2002         2001
                       (In millions)                                        ------------    ------
Cash provided (used) by:
  Operating activities..................................................       $  175       $ 160
  Investing activities..................................................         (139)         82
  Financing activities..................................................          (40)       (252)

     Cash provided by operating activities was $175 million in the 2002 versus $160 million in the same period last year. The $15 million increase was driven mainly by improved operating performance.

     Investing activities used cash aggregating $139 million in 2002 and generated cash of $82 million in the same period of 2001. The $139 million use of cash in the current year primarily reflected outlays for acquisitions ($92 million) and capital items ($53 million). The $82 million generated in 2001 principally represented proceeds from the company's sale of its packaging polyethylene business and the sale of its remaining interest in PCA, offset, in part, by expenditures for property, plant, and equipment and the acquisition of assets from a former joint venture.

     Cash used by financing activities was $40 million in 2002, primarily for the repurchase of company stock. Cash used by financing activities was $252 million in the same period of 2001, principally for the retirement of debt.

     Capital Commitments

     Commitments for authorized expenditures totaled approximately $115 million at June 30, 2002. It is anticipated that the majority of these expenditures will be funded over the next twelve months from existing cash and short-term investments, internally generated cash, and borrowings.

     Liquidity

     The company utilizes various sources of funding to manage liquidity. Among these are an asset securitization program and a synthetic lease agreement, which represent off-balance sheet financing. Amounts financed under the securitization program and the synthetic lease agreement were $35 million and $169 million, respectively, at June 30, 2002. Termination of either the asset securitization program or the synthetic lease agreements, or both, might require the company to increase its debt by a corresponding amount. The company's management believes that cash flow from operations, along with available borrowing capacity under its credit facilities, will be sufficient to meet current and future liquidity and capital requirements.

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

CRITICAL ACCOUNTING POLICIES

     For a complete discussion of the company's critical accounting policies, refer to Pactiv's most recent filing on Form 10-K.

     Pension Income

     The company has well-funded pension plans for current and former employees and accounts for the pension plans in accordance with requirements of SFAS No. 87, "Employers Accounting for Pensions." Pension-plan income is included in the statement of income as an offset to selling, general, and administrative expenses. Such noncash income is determined based on a number of factors, including estimates of returns on plan assets, employee compensation, and participant life expectancy. Based on current estimates, the company projects that its noncash pension income in 2003 is likely to decline by between $30 and $40 million from its 2002 level. This decrease is expected to occur because of the steep decline in equity market values and the impact of the company's intention to reduce the expected long-term rate of return on pension assets in 2003 by one-half percent, to 9%. The company does not expect to be required to make cash contributions to the pension plan for the foreseeable future (5 years), in that the plan is currently in an overfunded position under Employee Retirement Income Security Act (ERISA) standards.

     Under SFAS No. 87, the company might also be required to recognize an "additional minimum pension liability" on its balance sheet as a result of the sharp decline in equity market values. Such a noncash, nonincome related adjustment could occur if the market value of the pension plan's assets were to be less than the accumulated pension benefit obligations of the plan at the company's annual measurement date of September 30. If this situation were to occur, the company would be required to reduce shareholders' equity by a significant amount (at least $600 million) at the end of the third quarter. Conversely, shareholders' equity would be increased by a similarly significant amount if, at a subsequent measurement date, the market value of pension plan assets were to exceed pension benefit obligations. Such adjustments would have no effect on income, cash flow, bank-covenant compliance, or requirements to make contributions to the pension plan.

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the notes to the financial statements included in this Quarterly Report on Form 10-Q are "forward-looking statements." These forward-looking statements generally can be identified by the use of terms and phrases such as "will", "anticipate", "may", "might", "could", "expect", "estimated", "projects", 'intends", and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable and makes the statements in good faith, actual results almost always vary from expected results, and the differences can be material. Among the factors that might cause the company's actual results to differ materially from the future results expressed or implied by these forward-looking statements are the factors listed in the company's Annual Report on Form 10-K for the year ended December 31, 2001, and the following:

     - changes in consumer demand and prices for the company's products, including new products that the company may introduce, that could negatively impact sales and margins;

     - material substitutions and changes in costs of raw materials for the company's products, including plastic resins, or of labor or utilities that could negatively impact the company's expenses and margins;

     - changes in laws or other governmental actions, including changes in regulations such as those relating to air emissions or plastics generally;

     - changes in capital availability or costs;

     - workforce factors such as strikes or other labor interruptions;

     - the general economic, political, and competitive conditions in countries in which the company operates, including currency fluctuations and other risks associated with operating outside of the United States;

     - the performance of the assets in the company's pension plans;

     - the company's ability to realize anticipated savings from its restructuring plans; and

     - changes enacted by the Securities and Exchange Commission, the Financial Accounting Standards Board or other regulatory or accounting bodies.

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

     Foreign-Currency Exchange

     The company uses foreign-currency forward contracts to hedge its exposure to adverse changes in exchange rates, primarily related to the British pound. Hedging is accomplished through the use of financial instruments, with related gains or losses offsetting gains or losses on underlying assets or liabilities.

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at June 30, 2002, all of which will mature in 2002.

                                                  NOTIONAL AMOUNT         WEIGHTED-AVERAGE       NOTIONAL AMOUNT
                                                IN FOREIGN CURRENCY       SETTLEMENT RATE        IN U.S. DOLLARS
 (In millions, except settlement rates)         -------------------       ----------------       ---------------
British pounds
  -- Purchase............................                 8                    1.532                    12
  -- Sell................................               (12)                   1.532                   (18)
U.S. dollars
  -- Purchase............................                18                    1.000                    18
  -- Sell................................               (12)                   1.000                   (12)

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

     In the first quarter of 2001, the company entered into interest-rate swap agreements that effectively convert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. These swaps are accounted for as cash flow hedges, with changes in value recorded as accumulated other comprehensive income, a component of shareholders' equity, on the balance sheet. During the first quarter of 2002, the company exited these swap agreements, and, as a result, related accumulated deferred net losses of $3 million will be expensed over the remaining life of the underlying obligations.

                          PART II -- OTHER INFORMATION

ITEMS 1-3. NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company's 2002 Annual Meeting of Shareholders was held on May 17, 2002, for the purpose of (i) electing directors, (ii) ratifying the appointment of Ernst & Young LLP as independent public accountants for the year 2002, (iii) approving the 2002 Incentive Compensation Plan, and (iv) acting upon such other matters as might be properly brought before the meeting or any adjournment or postponement thereof.

     At the meeting, the following persons were elected to the company's Board of Directors, each for a term to expire at the company's 2003 Annual Meeting of
Shareholders:

                                                                    NUMBER OF VOTES
                                                                ------------------------
                          NOMINEE                                   FOR        WITHHELD
                          -------                               -----------    ---------
Larry D. Brady..............................................    143,279,343    2,327,125
Robert J. Darnall...........................................    143,244,592    2,361,876
Mary R. (Nina) Henderson....................................    142,490,688    3,115,780
Roger B. Porter.............................................    142,513,727    3,092,741
Paul T. Stecko..............................................    141,543,108    4,063,360
Richard L. Wambold..........................................    143,258,272    2,348,196
Norman H. Wesley............................................    143,256,344    2,350,124

     The shareholders ratified the appointment of Ernst & Young LLP as the company's independent public accountants for the year 2002, with 139,517,173 votes cast for ratification, 5,425,456 votes cast against ratification, 663,799 abstentions, and 40 broker non-votes. The shareholders approved the 2002 Incentive Compensation Plan, with 100,805,330 votes cast for the plan, 25,799,205 votes cast against the plan, 1,551,025 abstentions, and 17,450,908 broker non-votes.

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     Exhibits designated with an asterisk in the following index are filed herewith; all other exhibits are incorporated by reference:

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   2          Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
              Pactiv Corporation's Current Report on Form 8-K dated
              November 11, 1999, File No. 1-15157).
   3          Restated Certificate of Incorporation of the registrant
              (incorporated herein by reference to Exhibit 3.1 to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.1        Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   3.2        Amended and Restated By-laws of the registrant adopted May
              17, 2001(incorporated herein by reference to Exhibit 3.2 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 2001, File No. 1-15157).
   4.1        Specimen Stock Certificate of Pactiv Corporation Common
              Stock (incorporated herein by reference to Exhibit to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   4.2        Qualified Offer Plan Rights Agreement, dated as of November
              4, 1999, by and between the registrant and First Chicago
              Trust Company of New York, as Rights Agent (incorporated
              herein by reference to Exhibit 4.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.3(a)     Indenture, dated September 29, 1999, by and between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.1 to Tenneco
              Packaging Inc.'s Registration Statement on Form S-4, File
              No. 333-82923).
   4.3(b)     First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(b) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)     Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(c) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)     Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(d) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(e)     Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(e) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(f)     Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(f) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).

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
  10.13(a)    Contribution Agreement, dated as of January 25, 1999, by and among the registrant, PCA Holdings LLC and Packaging
              Corporation of America (the "Contribution
              Agreement")(incorporated herein by reference to Exhibit
              10.30 to Tenneco Inc.'s Current Report on Form 8-K dated
              April 12, 1999, File No. 1-12387).
  10.13(b)    Letter Agreement, dated as of April 12, 1999, by and among the registrant, PCA Holdings LLC and Packaging Corporation of America, amending the Contribution Agreement
              (incorporated herein by reference to Exhibit 10.31 to
              Tenneco Inc.'s Current Report on Form 8-K dated April 12,
              1999, File No. 1-12387).
  10.14       Stockholders Agreement, as amended, dated as of April 12,
              1999, by and among the registrant, PCA Holdings LLC and
              Packaging Corporation of America (incorporated herein by
              reference to Exhibit 10.32 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
  10.15       Registration Rights Agreement, as amended, dated as of April
              12, 1999, by and among the registrant, PCA Holdings LLC and
              Packaging Corporation of America (incorporated herein by
              reference to Exhibit 10.33 to Tenneco Inc.'s Current Report on Form 8-K dated April 12, 1999, File No. 1-12387).
  10.16       Release Agreement dated as of October 18, 1999, by and
              between Dana G. Mead and Tenneco Management Company, and
              Modification of Release Agreement dated as of October
              18,1999, by and among Dana G. Mead, Tenneco Inc. and Tenneco
              Management Company (incorporated herein by reference to
              Exhibit 10.18 to Tenneco Automotive Inc.'s Quarterly Report
              on Form 10-Q for quarterly period ended September 30, 1999,
              File No. 1-12387).
  10.17       Employment Agreement, dated as of March 11, 1997, by and
              between Richard L. Wambold and Tenneco Inc. (incorporated
              herein by reference to Exhibit 10.17 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.18       Short Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.4 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.18(a)    First Amendment, dated as of September 27, 2000, among the registrant, various financial institutions, and Bank of
              America, N.A., as Administrative Agent, amending the Short
              Term Credit Agreement (incorporated herein by reference to
              Exhibit 10.18(a) to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 2000, File No.
              1-15157).
  10.19       Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.20       Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.21       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.22       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.23       Agreement and General Release dated January 28, 2000,
              between the registrant and Paul J. Griswold (incorporated by reference to Exhibit 10.23 to Pactiv Corporation's Annual
              Report on Form 10-K for the year ended December 31, 1999,
              File No. 1-15157).
  11          None.
 *12          Computation of Ratio of Earnings to Fixed Charges.
  13          None.
  15          None.
  16          None.
  18          None.
  19          None.
  22          None.
  23          None.
  27.1        None.
 *99.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 *99.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 9th, 2002