Form 10-Q
period 2002-09-30
PACTIV CORP
filed 2002-11-15
CIK 1089976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(mark one)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                  OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    COMMISSION FILE NUMBER 1-15157

                             ---------------------

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

                             ---------------------

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

     Common stock, par value $0.01 per share: 158,470,817 as of October 31, 2002. (See Notes to Financial Statements.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income.......................     3
     Condensed Consolidated Statement of Financial
      Position..............................................     4
     Condensed Consolidated Statement of Cash Flows.........     5
     Notes to Financial Statements..........................     6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    13
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................    20
  Item 4. Controls and Procedures...........................    21
PART II - OTHER INFORMATION
  Item 1. Legal Proceedings*................................    22
  Item 2. Changes in Securities*............................    22
  Item 3. Defaults Upon Senior Securities*..................    22
  Item 4. Submission of Matters to a Vote of Security
     Holders*...............................................    22
  Item 5. Other Information*................................    22
  Item 6. Exhibits and Reports on Form 8-K..................    22

---------------
* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------   -------------------------------
                                                     2002              2001              2002             2001
(In millions, except share and per-share data)  ---------------   ---------------   --------------   --------------
SALES....................................        $        727      $        694      $      2,102     $      2,102
                                                 ------------      ------------      ------------     ------------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization........................                 499               475             1,431            1,474
  Selling, general, and administrative...                  70                72               220              206
  Depreciation and amortization..........                  37                44               116              132
  Other (income) expense, net............                  (1)               --                (1)               2
  Restructuring and other................                  --                --                (4)              --
                                                 ------------      ------------      ------------     ------------
                                                          605               591             1,762            1,814
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES,
  AND MINORITY INTEREST..................                 122               103               340              288
  Interest expense, net of interest
     capitalized.........................                  24                25                71               82
  Income tax expense.....................                  39                32               107               85
  Minority interest......................                  --                 1                 1                2
                                                 ------------      ------------      ------------     ------------
INCOME FROM CONTINUING OPERATIONS........                  59                45               161              119
  Income from discontinued operations, net of
     income tax..........................                  --                --                --               28
  Cumulative effect of change in accounting
     principles, net of income tax.......                  --                --               (72)              --
                                                 ------------      ------------      ------------     ------------
NET INCOME...............................        $         59      $         45      $         89     $        147
                                                 ============      ============      ============     ============
Average number of shares of common stock
  outstanding
  Basic..................................         158,316,017       158,978,933       158,631,819      158,681,438
  Diluted................................         160,060,429       159,881,752       160,632,352      159,220,834
EARNINGS PER SHARE
Basic and diluted earnings per share of common
  stock
  Continuing operations..................        $       0.37      $       0.28      $       1.01     $       0.75
  Discontinued operations................                  --                --                --             0.17
  Cumulative effect of change in accounting
     principles..........................                  --                --             (0.45)              --
                                                 ------------      ------------      ------------     ------------
                                                 $       0.37      $       0.28      $       0.56     $       0.92
                                                 ============      ============      ============     ============

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              SEPTEMBER 30, 2002   DECEMBER 31, 2001
(In millions, except share data)                              ------------------   -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................        $  133              $   41
  Accounts and notes receivable
     Trade, less allowances of $12 and $12 at the respective
       dates................................................           302                 259
     Other..................................................            19                  29
  Inventories
     Finished goods.........................................           251                 209
     Work in process........................................            46                  43
     Raw materials..........................................            55                  50
     Other materials and supplies...........................            30                  30
  Deferred income taxes.....................................            23                  36
  Other.....................................................            26                  43
                                                                    ------              ------
  Total current assets......................................           885                 740
                                                                    ------              ------
Property, plant, and equipment, net.........................         1,287               1,273
                                                                    ------              ------
Other assets
  Goodwill, net.............................................           599                 615
  Intangible assets, net....................................           297                 293
  Pension assets, net.......................................           162               1,045
  Other.....................................................            63                  94
                                                                    ------              ------
  Total other assets........................................         1,121               2,047
                                                                    ------              ------
TOTAL ASSETS................................................        $3,293              $4,060
                                                                    ======              ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................        $    5              $    7
  Accounts payable..........................................           209                 201
  Interest accrued..........................................            32                   9
  Other.....................................................           268                 242
                                                                    ------              ------
  Total current liabilities.................................           514                 459
                                                                    ------              ------
Long-term debt..............................................         1,204               1,211
                                                                    ------              ------
Deferred income taxes.......................................            87                 594
                                                                    ------              ------
Pension and postretirement benefits.........................           575                  52
                                                                    ------              ------
Deferred credits and other liabilities......................            41                  47
                                                                    ------              ------
Minority interest...........................................             8                   8
                                                                    ------              ------
Shareholders' equity
  Common stock (158,284,528 and 159,431,382 shares issued
     and outstanding, after deducting 13,396,875 and
     11,759,094 shares held in treasury, at the respective
     dates).................................................             2                   2
  Premium on common stock and other capital surplus.........         1,373               1,398
  Accumulated other comprehensive loss......................          (943)                (54)
  Retained earnings.........................................           432                 343
                                                                    ------              ------
  Total shareholders' equity................................           864               1,689
                                                                    ------              ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................        $3,293              $4,060
                                                                    ======              ======

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2002    2001
FOR THE NINE MONTHS ENDED SEPTEMBER 30 (In millions)          -----   -----
OPERATING ACTIVITIES
Income from continuing operations...........................  $ 161   $ 119
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations:
  Depreciation and amortization.............................    116     132
  Deferred income taxes.....................................     76      62
  Restructuring and other...................................     (4)     --
  Noncash retiree expenses..................................    (81)    (77)
  Net working capital.......................................     23      45
  Other.....................................................     15       3
                                                              -----   -----
Cash provided by operating activities.......................    306     284
                                                              -----   -----
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....     --      87
Net proceeds from sale of businesses and assets.............      5      63
Expenditures for property, plant, and equipment.............    (87)    (98)
Acquisitions of businesses and assets.......................    (90)    (13)
Other.......................................................      3       1
                                                              -----   -----
Cash provided (used) by investing activities................   (169)     40
                                                              -----   -----
FINANCING ACTIVITIES
Issuance of common stock....................................      7      12
Purchase of common stock....................................    (40)     --
Retirement of long-term debt................................     (9)   (334)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................     (4)     (6)
                                                              -----   -----
Cash used by financing activities...........................    (46)   (328)
                                                              -----   -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................      1      (1)
                                                              -----   -----
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS...............................................     92      (5)
Cash and temporary cash investments, January 1..............     41      26
                                                              -----   -----
CASH AND TEMPORARY CASH INVESTMENTS, SEPTEMBER 30...........  $ 133   $  21
                                                              =====   =====

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2002, and 2001, the Condensed Consolidated Statement of Financial Position at September 30, 2002, and the Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2002, and 2001, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. It is presumed that users of the accompanying interim financial information have read, or have access to, the company's audited financial statements for the preceding year. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2001. Certain amounts in the prior year's financial statements have been reclassified to conform with the presentation used in 2002.

NOTE 2. CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized, but requires that these assets be reviewed at least annually for possible impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Effective January 1, 2002, the company adopted SFAS No. 142 and recorded a goodwill-impairment charge for certain Protective and Flexible Packaging businesses of $83 million, $72 million after tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002. See note 6 to the financial statements for additional information.

NOTE 3. RESTRUCTURING AND OTHER

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective-packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of these assets. The remaining $26 million was related to the realignment of operations and the exiting of low-margin businesses of the company's Protective and Flexible Packaging unit. Specifically, this charge was for (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and their fair value based on market estimates. Restructuring-plan actions generally have been completed. Actual cash outlays for severance and other costs were $3 million less than originally estimated, as 78 fewer positions were eliminated, while charges for asset write-offs were $3 million more than initially estimated. Additionally, the company recognized a benefit of $6 million, $4 million after tax, or $0.02 per share, in the fourth quarter of 2001, primarily as a result of incurring a lower-than-expected loss on the sale of the company's packaging polyethylene business.

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

     In the second quarter of 2002, the company recognized a benefit of $4 million, $2 million after tax, or $0.02 per share, related to a previously recorded restructuring charge, primarily as a result of incurring a lower-than-anticipated loss on the sale of a noncore European business.

     Changes in restructuring-reserve balances are shown in the following table.

                                                              SEVERANCE   OTHER   TOTAL
(In millions)                                                 ---------   -----   -----
Balance at December 31, 2001................................     $ 6       $ 4     $10
Cash payments...............................................      (4)       (2)     (6)
                                                                 ---       ---     ---
Balance at September 30, 2002...............................     $ 2       $ 2     $ 4
                                                                 ===       ===     ===

NOTE 4. ACQUISITIONS

     On January 4, 2002, the company purchased MSP Schmeiser GmbH, a German medical products company, for $3 million. On February 13, 2002, the company acquired an egg-packaging production line in Mexico from Amerpack S.A. de C.V. for $10 million.

     Additionally, in January 2002, the company purchased the assets of two small Italian protective-packaging companies. These purchases were recorded as capital expenditures. The outstanding shares of a third small Italian protective-packaging company, Forniture Industriali, were purchased in June 2002, for $1 million.

     On June 18, 2002, the company purchased Winkler Forming Inc., a leading thermoformer of amorphous polyethylene terephthalate (APET) products for food packaging, for $78 million, including settlement of estimated working capital adjustments. During the third quarter of 2002, the company received $3 million from the seller in settlement of working capital amounts. At September 30, 2002, the allocation of the purchase price to the net assets of Winkler and the related recognition of $55 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired, and therefore are subject to revision based on final appraisal.

     Acquisitions completed in the first nine months of 2002 were not considered to be material, either individually or in the aggregate, and, as a result, the inclusion of related pro-forma information is not required.

     See note 13 to the financial statements for additional information regarding acquisitions.

NOTE 5. DISCONTINUED OPERATIONS

     In the first quarter of 2001, the company sold a portion of its interest in Packaging Corporation of America (PCA) and recorded a related gain of $8 million, $4 million after tax, or $0.02 per share. In April 2001, the company sold its remaining interest in PCA and recorded an associated gain of $49 million, $24 million after tax, or $0.15 per share. Net proceeds from the 2001 transactions totaled $87 million, which were used primarily to repay debt.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002, the company adopted SFAS No. 142. In this connection, the company completed a review of its businesses and tested recorded goodwill amounts for possible impairment. Goodwill was found to be impaired for certain Protective and Flexible Packaging businesses that were acquired prior to the company's spin-off from Tenneco Inc. These businesses have recently faced increased competition and experienced lower operating margins. As a result, the company recorded a goodwill-impairment charge of $83 million, $72 million after tax, or $0.45 per share, in the first quarter of 2002.

     In accordance with requirements of SFAS No. 142, the company discontinued the amortization of goodwill effective January 1, 2002. Shown below is a comparison of income from continuing operations, net income, and earnings per share for the three and nine months ended September 30, 2002, with amounts recorded in the same periods of 2001 adjusted to exclude the amortization of goodwill.

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                           -------------------       -------------------
                                                           2002          2001        2002          2001
(In millions, except per-share data)                       -----         -----       -----         -----
NET INCOME
Income from continuing operations......................    $  59         $  45       $ 161         $ 119
Add goodwill amortization, net of tax..................       --             3          --            10
                                                           -----         -----       -----         -----
Adjusted income from continuing operations.............       59            48         161           129
Income from discontinued operations, net of tax........       --            --          --            28
Cumulative effect of change in accounting principles,
  net of tax...........................................       --            --         (72)           --
                                                           -----         -----       -----         -----
Adjusted net income....................................    $  59         $  48       $  89         $ 157
                                                           =====         =====       =====         =====
BASIC AND DILUTED EARNINGS PER SHARE
Income from continuing operations......................    $0.37         $0.28       $1.01         $0.75
Add goodwill amortization, net of tax..................       --          0.02          --          0.06
                                                           -----         -----       -----         -----
Adjusted income from continuing operations.............     0.37          0.30        1.01          0.81
Income from discontinued operations, net of tax........       --            --          --          0.17
Cumulative effect of change in accounting principles,
  net of tax...........................................       --            --       (0.45)           --
                                                           -----         -----       -----         -----
Adjusted net income....................................    $0.37         $0.30       $0.56         $0.98
                                                           =====         =====       =====         =====

     Changes in the carrying value of goodwill during the nine months ended September 30, 2002, by operating segment are shown in the following table.

                                                           CONSUMER AND
                                                         FOODSERVICE/FOOD     PROTECTIVE AND
                                                            PACKAGING       FLEXIBLE PACKAGING   TOTAL
(In millions)                                            ----------------   ------------------   -----
Balance, December 31, 2001.............................        $376                $239          $615
Goodwill impairment....................................          --                 (83)          (83)
Goodwill addition......................................          55                   6            61
Translation adjustment.................................          --                   6             6
                                                               ----                ----          ----
Balance, September 30, 2002............................        $431                $168          $599
                                                               ====                ====          ====

     Intangible assets at September 30, 2002, are shown in the following table.

                                                                               ACCUMULATED
                                                          CARRYING AMOUNT      AMORTIZATION       NET
(In millions)                                             ---------------   ------------------   -----
Intangible assets subject to amortization
  Patents...............................................       $184                $ 56          $128
  Other.................................................         56                  16            40
                                                               ----                ----          ----
                                                                240                  72           168
Intangible assets not subject to amortization (primarily
  trademarks)...........................................        129                  --           129
                                                               ----                ----          ----
Total intangible assets.................................       $369                $ 72          $297
                                                               ====                ====          ====

     Amortization expense for intangible assets was $4 million and $10 million for the three- and nine-month periods ended September 30, 2002, respectively. Amortization expense for intangible assets is estimated to total $13 million, $12 million, $12 million, $12 million, and $11 million for years 2002, 2003, 2004, 2005, and 2006, respectively.

NOTE 7. CAPITAL STOCK

    Earnings Per Share

     Earnings from continuing operations per share of common stock outstanding was computed as follows.

                                                  THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------    --------------------------------
                                                       2002              2001              2002              2001
(In millions, except share and per-share data)    --------------    --------------    --------------    --------------
BASIC EARNINGS PER SHARE
  Income from continuing operations.......         $         59      $         45      $        161      $        119
  Average number of shares of common stock
     outstanding..........................          158,316,017       158,978,933       158,631,819       158,681,438
  Earnings from continuing operations per
     share of common stock................         $       0.37      $       0.28      $       1.01      $       0.75
DILUTED EARNINGS PER SHARE
  Income from continuing operations.......         $         59      $         45      $        161      $        119
  Average number of shares of common stock
     outstanding..........................          158,316,017       158,978,933       158,631,819       158,681,438
  Effect of dilutive securities
     Restricted stock.....................               30,412            19,867            28,072            16,411
     Stock options........................            1,292,608           703,878         1,559,539           351,533
     Performance shares...................              421,392           179,074           412,922           171,452
                                                   ------------      ------------      ------------      ------------
  Average number of shares of common stock
     outstanding including dilutive
     securities...........................          160,060,429       159,881,752       160,632,352       159,220,834
                                                   ------------      ------------      ------------      ------------
  Earnings from continuing operations per
     share of common stock................         $       0.37      $       0.28      $       1.01      $       0.75
                                                   ============      ============      ============      ============

     The company has established a grantor trust to assure payment of deferred compensation and supplemental pension benefits and has issued 3,200,000 shares of Pactiv common stock to this trust. These shares are not considered to be outstanding for purposes of financial reporting.

     Stock-Based Compensation

     The company follows requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options.

NOTE 8. SEGMENT INFORMATION

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food-packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective-packaging markets, such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative service operations and retiree-benefit income and expense.

     The following table sets forth certain segment information.

                                                    SEGMENT
                                     --------------------------------------
                                      CONSUMER AND     PROTECTIVE
                                      FOODSERVICE/    AND FLEXIBLE            RECLASSIFICATIONS
                                     FOOD PACKAGING    PACKAGING     OTHER    AND ELIMINATIONS    TOTAL
(In millions)                        --------------   ------------   ------   -----------------   ------
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2002
Sales to external customers........      $  518           $209       $   --         $  --         $  727
Income before interest, income
  taxes, and minority interest.....          93             14           15(a)          --           122
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2001
Sales to external customers........      $  492           $202       $   --         $  --         $  694
Income before interest, income
  taxes, and minority interest.....          74             12           17(a)          --           103
AT SEPTEMBER 30, 2002, AND FOR THE
  NINE MONTHS THEN ENDED
Sales to external customers........      $1,495           $607       $   --         $  --         $2,102
Income before interest, income
  taxes, and minority interest.....         252             48(b)        40(a)          --           340
Cumulative effect of change in
  accounting principles, net of
  tax..............................          --            (72)          --            --            (72)
Total assets.......................       1,975            690          629(c)          (1)        3,293
AT SEPTEMBER 30, 2001, AND FOR THE
  NINE MONTHS THEN ENDED
Sales to external customers........      $1,485           $617       $   --         $  --         $2,102
Income before interest, income
  taxes, and minority interest.....         207             33           48(a)          --           288
Income from discontinued
  operations, net of tax...........          --             --           28            --             28
Total assets.......................       2,001            768        1,451(c)        (162)        4,058

---------------

(a) Includes pension-plan income and unallocated corporate expenses.

(b) Includes restructuring credit of $4 million.

(c) Includes assets related to pension plans (net) and administrative service operations.

NOTE 9. ACCOUNTS AND NOTES RECEIVABLE

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Trade receivables sold were $15 million, $44 million, and $96 million at September 30, 2002, December 31, 2001, and September 30, 2001, respectively. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and changes in such amounts are included in cash provided/used by operating activities in the statement of cash flows. Discounts and fees related to these sales were included in other income/expense in the statement of income and were immaterial in the third quarter of 2002 and totaled $1 million in the third quarter of 2001. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt might increase by an amount corresponding to the level of sold receivables at such time.

NOTE 10. SYNTHETIC LEASE COMMITMENTS

     Pactiv has entered into a $169 million synthetic-lease agreement with a third-party lessor and various lenders for certain operating leases and public warehouse arrangements and to facilitate additional leasing arrangements for other operating facilities. This agreement, which covers operating leases for the company's corporate headquarters building and certain of its warehouse facilities, expires in November 2005; contains customary terms and conditions covering, among other things, residual-value guarantees, default provisions, and financial covenants; and requires that certain financial-ratio tests be satisfied. Upon expiration of the initial lease periods for the properties, the company may extend the leases on terms negotiated with the lessors or purchase the leased assets under specified conditions. Cancellation of the lease agreement, either before or at expiration, would require the company to make a termination payment of $169 million, which, in essence, represents off-balance-sheet debt in that related funding might require the company to obtain alternative financing for the properties. If made, this termination payment may be refunded partially or in full depending on the amounts received by the lessors upon the sale of the properties.

NOTE 11. PENSION PLANS

     The company has funded pension plans for current and former employees and accounts for the pension plans in accordance with requirements of SFAS No. 87, "Employers' Accounting for Pensions." At September 30, 2002, the accumulated pension-benefit obligation for the company's largest pension plan exceeded the fair market value of its assets. As a result, SFAS No. 87 required the company to recognize a minimum pension-plan liability and to reduce its net pension-plan assets, resulting in a reduction of shareholders' equity of $918 million. These adjustments were necessary because of the sharp decline in equity market values in the past year and a reduction in the discount rate used to determine pension obligations, precipitated by the significant decline in market interest rates compared with a year ago. These adjustments have no effect on income, cash flow, bank-covenant compliance, or requirements to make contributions to the pension plan.

     For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets was $3,222 million, $3,161 million, and $2,665 million, respectively, at September 30, 2002, and $84 million, $74 million, and $39 million, respectively, at September 30, 2001.

NOTE 12. COMPREHENSIVE INCOME (LOSS)

     Details of total comprehensive income(loss) for the three- and nine-month periods ended September 30, 2002, and 2001, were as follows:

                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                              ------------------    ------------------
                                                              2002          2001     2002        2001
                                                              -----         ----    ------       -----
Net income................................................    $  59         $45     $  89        $147
Other comprehensive income (loss)
  Net currency translation gains (losses).................       (1)         12        26          (6)
  Reversal of previously recorded unrealized gain on
     securities held for sale (a).........................       --          --        --         (42)
  Recognition of minimum pension-plan liability and
     reduction of net pension-plan assets.................     (918)         --      (918)         --
  Net changes in interest-rate swaps......................       --          (9)        3          (7)
                                                              -----         ---     -----        ----
                                                               (919)          3      (889)        (55)
                                                              -----         ---     -----        ----
Total comprehensive income (loss).........................    $(860)        $48     $(800)       $ 92
                                                              =====         ===     =====        ====

---------------

(a) Represents offset to gain on sale of PCA stock included in net income.

NOTE 13. SUBSEQUENT EVENT

     On October 21, 2002, Pactiv completed its purchase of 70% of the stock of Mexico-based Central de Bolsas, S.A. de C.V. (Jaguar Corporation), a leading thermoformer of high impact polystyrene (HIPS) for cold cups and plates and polystyrene foam for foodservice/food packaging. For this 70% interest, Pactiv paid $31 million to shareholders of Jaguar and made a $20 million equity investment in Jaguar.

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

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food-packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective-packaging markets, such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative service operations and retiree-benefit income and expense.

RESTRUCTURING AND OTHER

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective-packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of these assets. The remaining $26 million was related to the realignment of operations and the exiting of low-margin businesses of the company's Protective and Flexible Packaging unit. Specifically, this charge was for (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and their fair value based on market estimates. Restructuring-plan actions generally have been completed. Actual cash outlays for severance and other costs were $3 million less than originally estimated, as 78 fewer positions were eliminated, while charges for asset write-offs were $3 million more than initially estimated. Additionally, the company recognized a benefit of $6 million, $4 million after tax, or $0.02 per share, in the fourth quarter of 2001, primarily as a result of incurring a lower-than-anticipated loss on the sale of the company's packaging polyethylene business.

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

     In the second quarter of 2002, the company recognized a benefit of $4 million, $2 million after tax, or $0.02 per share, related to a previously recorded restructuring charge, primarily as a result of incurring a lower-than-anticipated loss on the sale of a noncore European business.

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                --------------------
                                                                2002           2001        CHANGE
(Dollars in millions)                                           ----           -----       ------
Consumer and Foodservice/Food Packaging.....................    $518           $ 492         5.3%
Protective and Flexible Packaging...........................     209             202         3.5
                                                                ----           -----
Total.......................................................    $727           $ 694         4.8%
                                                                ----           -----

     Total company sales were up $33 million, or 4.8%, compared with last year. Sales of businesses acquired in 2002 were $18 million in the quarter. Versus the year-ago period, the positive impact of foreign-currency exchange rates ($8 million) was offset by the negative effect of business divestitures ($8 million).

     Sales in the Consumer and Foodservice/Food Packaging segment rose $26 million, including $15 million from acquisitions, or 5.3%, reflecting a volume gain of 9%, offset partially by a decline in selling prices as a result of the pass through of lower raw material costs earlier in the year. Significant volume growth continued in most Hefty(R) consumer product lines. Hefty(R) waste bags posted strong volume improvement in both the base business and in new Hefty(R) The Gripper(TM) tall kitchen bags. New, heavier gauge Hefty(R) OneZip(TM) food bags drove the volume increase in the food-bag category. Volume of tableware products grew by 7%, with a variety of products contributing to the growth, particularly Hefty(R) Zoo Pals(TM) disposable plates for children, which were introduced in the first quarter of 2002. The company also had growth in the quarter in sales of foodservice/food packaging products, reflecting significant increases in volume in the base business and of innovative new products, including items for major fast-food restaurants. Higher-margin products, such as rigid-display packaging, agricultural products, and microwaveable home-meal replacement items, drove much of this growth.

     Sales of protective- and flexible-packaging products increased $7 million, or 3.5%, compared with 2001, with the positive impact of foreign-currency exchange rates ($8 million) offsetting the negative effect of businesses divested in 2001 ($8 million). Volume in the segment rose 6%, offset partially by a decline in selling prices as a result of the pass through of lower raw material costs earlier in the year. The European medical packaging business and the North American protective-packaging unit led the volume growth.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                -------------------
                                                                2002           2001       CHANGE
(Dollars in millions)                                           ----           ----       ------
Consumer and Foodservice/Food Packaging.....................    $ 93           $ 74         25.7%
Protective and Flexible Packaging...........................      14             12         16.7
Other.......................................................      15             17        (11.8)
                                                                ----           ----
Total.......................................................    $122           $103         18.4%
                                                                ----           ----

     Total company operating income was $122 million in 2002, an increase of $19 million, or 18.4%, from 2001. The improvement was driven principally by 8% volume growth (including acquisitions), productivity gains, and the elimination of goodwill amortization in 2002 ($5 million benefit), offset partially by unfavorable spread (the difference between selling prices and raw material costs).

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $19 million, or 25.7%, in 2002, as strong volume increases (including acquisitions) and productivity improvement more than offset unfavorable spread. Also contributing to the increase in operating income was the 2002 elimination of goodwill amortization ($3 million benefit).

     Operating income for the Protective and Flexible Packaging segment increased $2 million, or 16.7%, versus the same period last year, as a 6% volume increase was offset partially by unfavorable spread. The elimination of goodwill amortization added $2 million to operating income in the third quarter of 2002.

     Operating income for the Other segment decreased $2 million from last year, principally because of lower pension income.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $24 million in the third quarter of 2002, down $1 million, or 4.0%, from 2001, principally because of a decline in borrowings.

     Income Taxes

     The company's effective tax rate for the third quarter of 2002 was 40.0%, compared with 41.5% for the same period in 2001.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $59 million, or $0.37 per share, in the third quarter of 2002, compared with $45 million, or $0.28 per share, last year. Excluding the impact of pension income and goodwill amortization, earnings per share from continuing operations grew from $0.19 in 2001 to $0.27 in the current quarter, an increase of 42.1%.

NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2002      2001     CHANGE
(Dollars in millions)                                         -------   -------   ------
Consumer and Foodservice/Food Packaging.....................  $1,495    $1,485      0.7%
Protective and Flexible Packaging...........................     607       617     (1.6)
                                                              ------    ------
Total.......................................................  $2,102    $2,102       --%
                                                              ------    ------

     Total company sales were even with last year. Excluding the positive impact of foreign-currency exchange rates ($9 million) and the negative effect of divestitures ($43 million), sales grew 1.6%. Volume grew 7% (including acquisitions), while selling prices declined as a result of the pass through of lower raw material costs.

     Sales for the Consumer and Foodservice/Food Packaging segment were up $10 million, or 0.7%, from last year. Excluding the negative effect of divestitures ($15 million), sales for this segment grew 1.7%. Volume in the segment grew 8% (including acquisitions), which was offset partially by a decline in selling prices from the pass through of lower raw material costs. Contributing to the volume growth was the introduction of new products in waste bags (Hefty(R) The Gripper(TM) tall kitchen bag), tableware (Hefty(R) Zoo Pals(TM) disposable plates for children), and foodservice (products for major fast-food restaurants).

     Sales of protective- and flexible-packaging products declined $10 million, or 1.6%, compared with 2001. Excluding the positive impact of foreign-currency exchange rates ($9 million) and the negative impact of divestitures in 2001 ($28 million), sales for this segment improved 1.5%, reflecting volume growth of 5% (including acquisitions), offset partially by a decline in selling prices as a result of the pass through of lower raw material costs.

     Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2002        2001    CHANGE
                   (Dollars in millions)                      ------      ------   ------
Consumer and Foodservice/Food Packaging.....................   $252        $207     21.7%
Protective and Flexible Packaging...........................     48          33     45.5
Other.......................................................     40          48    (16.7)
                                                               ----        ----
Total.......................................................   $340        $288     18.1%
                                                               ----        ----

     Total company operating income for 2002, including the impact of reversing $4 million of a previously recorded restructuring charge related to the Protective and Flexible Packaging segment, was $340 million, up $52 million, or 18.1%, from last year. Excluding the effect of the restructuring-charge reversal (unusual item), operating income by segment was as follows:

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2002        2001    CHANGE
                   (Dollars in millions)                      ------      ------   ------
Consumer and Foodservice/Food Packaging.....................   $252        $207     21.7%
Protective and Flexible Packaging...........................     44          33     33.3
Other.......................................................     40          48    (16.7)
                                                               ----        ----
Total.......................................................   $336        $288     16.7%
                                                               ----        ----

     Excluding the unusual item, total company operating income was $336 million in 2002, an increase of $48 million, or 16.7%, from 2001. The improvement was driven principally by volume growth; improvement in gross margin, primarily reflecting growth in higher-margin product lines and benefits from the company's productivity initiatives; and the elimination of goodwill amortization in 2002 ($14 million benefit).

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $45 million, or 21.7%, in 2002, driven principally by volume growth, productivity improvements, and lower logistics costs partially resulting from the implementation of the company's Customer Linked Manufacturing program. Also contributing to the increase in operating income was the 2002 elimination of goodwill amortization ($9 million benefit).

     Operating income for the Protective and Flexible Packaging segment increased $11 million, or 33.3%, from 2001, mainly reflecting higher volume, benefits from the restructuring program initiated in January 2001, and the 2002 elimination of goodwill amortization ($5 million benefit).

     Operating income for the Other segment was down $8 million or 16.7%, from last year, primarily because of increased insurance expenses, higher management-incentive compensation costs, and lower pension income.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $71 million in the first nine months of 2002, down $11 million, or 13.4%, from 2001, principally because of a decline in borrowings.

     Income Taxes

     The company's effective tax rate for the first nine months of 2002 was 40.0%, compared with 41.5% for the same period in 2001.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $161 million, or $1.01 per share, in the first nine months of 2002, compared with $119 million, or $0.75 per share, in 2001. Excluding the previously discussed unusual item, pension income, and goodwill amortization, earnings per share from continuing operations grew from $0.50 in 2001 to $0.68 in 2002, an increase of 36%.

DISCONTINUED OPERATIONS

     In the first nine months of 2001, the company recorded after-tax income from discontinued operations of $28 million, or $0.17 per share, which represented gains on the sale of the company's remaining holdings of Packaging Corporation of America stock.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2002             2001        CHANGE
(In millions)                                                  -------------    ------------    ------
Short-term debt, including current maturities of long-term
  debt.....................................................       $    5           $    7       $  (2)
Long-term debt.............................................        1,204            1,211          (7)
                                                                  ------           ------       -----
Total debt.................................................        1,209            1,218          (9)
Minority interest..........................................            8                8          --
Shareholders' equity.......................................          864            1,689        (825)
                                                                  ------           ------       -----
Total capitalization.......................................       $2,081           $2,915       $(834)
                                                                  ------           ------       -----

     Shareholders' equity decreased $825 million from December 31, 2001, to September 30, 2002, primarily as a result of recognizing a minimum pension-plan liability and reducing net pension-plan assets. The recognition of this liability and the reduction of net pension-plan assets were necessitated by requirements of SFAS No. 87, "Employers' Accounting for Pensions," because the fair market value of pension-plan assets fell below the company's accumulated pension-benefit obligation as of the annual September 30 measurement date. This resulted from (1) the impact of the sharp decline in equity markets on the pension plan's assets and (2) the required reduction (from 7.25% to 6.75%) in the discount rate used to measure pension-plan obligations. These adjustments have no effect on income, cash flow, bank-covenant compliance, or requirements to make contributions to the pension plan. Also contributing to the decline in shareholders' equity in 2002 was the repurchase of $40 million of company stock. Somewhat offsetting these declines were net income of $89 million, favorable foreign-currency translation adjustments of $26 million, and shares issued to employee-benefit plans of $15 million.

     Primarily as a result of the decrease in shareholders' equity, the company's ratio of debt to total capitalization increased to 58.1% at September 30, 2002, compared with 41.8% at December 31, 2001.

     Cash Flows

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                2002       2001
(In millions)                                                 --------     -----
Cash provided (used) by:
  Operating activities......................................  $    306     $ 284
  Investing activities......................................      (169)       40
  Financing activities......................................       (46)     (328)

     Cash provided by operating activities was $306 million in the 2002 versus $284 million in the same period last year. The $22 million increase was driven mainly by improved operating performance.

     Investing activities used cash aggregating $169 million in 2002 and generated cash of $40 million in the same period of 2001. The 2002 cash usage primarily reflected outlays for acquisitions ($90 million) and capital items ($87 million). Cash generated in 2001 principally represented proceeds from sale of the company's packaging polyethylene business and its remaining interest in PCA, offset, in part, by expenditures for property, plant, and equipment and the acquisition of assets from a former joint venture.

     Cash used by financing activities was $46 million in 2002, primarily reflecting the repurchase of company stock ($40 million). Cash used by financing activities was $328 million in the same period of 2001, principally related to the retirement of debt ($340 million).

     Capital Commitments

     Commitments for authorized expenditures totaled approximately $115 million at September 30, 2002. It is anticipated that the majority of these expenditures will be funded over the next twelve months from existing cash and short-term investments, internally generated cash, and borrowings.

     On October 21, 2002, Pactiv completed its purchase of 70% of the stock of Mexico-based Central de Bolsas, S.A. de C.V. (Jaguar Corporation), a leading thermoformer of high impact polystyrene (HIPS) for cold cups and plates and polystyrene foam for foodservice/food packaging. For this 70% interest, Pactiv paid $31 million to shareholders of Jaguar and made a $20 million equity investment in Jaguar.

     Liquidity

     The company employs various sources of funding to manage liquidity, including the use of an asset-securitization program ($15 million at September 30, 2002) and a synthetic-lease arrangements ($169 million at September 30,
2002), which represent off-balance sheet financing. Termination of either the asset-securitization program or the synthetic-lease agreements, or both, might require the company to increase its debt by a corresponding amount. The company's management believes that cash flow from operations and available cash reserves, along with available borrowing capacity under its credit facilities, will be sufficient to meet current and future liquidity and capital requirements.

CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized, but requires that these assets be reviewed at least annually for possible impairment. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Effective January 1, 2002, the company adopted SFAS No. 142 and recorded a goodwill-impairment charge for certain Protective and Flexible Packaging businesses of $83 million, $72 million after tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002.

CRITICAL ACCOUNTING POLICIES

     For a complete discussion of the company's critical accounting policies, refer to Pactiv's most recent filing on Form 10-K.

     Pension Plans

     The company has funded pension plans for current and former employees and accounts for the pension plans in accordance with requirements of SFAS No. 87. Pension-plan income ($81 million and $84 million for the nine-months ended September 30, 2002, and 2001, respectively) is included in the statement of income as an offset to selling, general, and administrative expenses. Such noncash income is determined on the basis of a number of factors, including unamortized gains/losses related to prior returns on pension-plan assets; estimates of future returns on pension-plan assets; expectations regarding employee compensation; and assumptions pertaining to participant turnover, retirement age, and life expectancy. Projections as of the company's annual September 30 measurement date indicate that the company's noncash, pretax pension income will decline to approximately $60 million in 2003 from $109 million in 2002, reflecting the decline in equity-market values, the reduction in the discount rate, and the impact of the company's decision to reduce the expected long-term rate of return on pension assets for 2003 by one-half percent, to 9%. Based on projections of the company's independent actuary, the company does not expect to be required to make cash contributions to the pension plan under Employee Retirement Income Security Act regulations for the foreseeable future (approximately five years).

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the notes to the financial statements included in this Quarterly Report on Form 10-Q are "forward-looking statements." These forward-looking statements generally can be identified by the use of terms and phrases such as "will", "anticipate", "may", "might", "could", "expect", "estimated", "projects", "intends", "forseeable future" and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable and makes the statements in good faith, actual results almost always vary from expected results, and the differences could be material. Among the factors that might cause the company's actual results to differ materially from future results expressed or implied by these forward-looking statements are those listed in the company's Annual Report on Form 10-K for the year ended December 31, 2001, as well as the following:

     - Changes in consumer demand and prices for the company's products, including new products that the company may introduce, that could impact sales and margins.

     - Material substitutions and changes in costs of raw materials for the company's products, including plastic resins, or of labor or utilities that could impact the company's expenses and margins.

     - Changes in laws or governmental actions, including changes in regulations such as those relating to air emissions or plastics generally.

     - Changes in capital availability or costs.

     - Workforce factors such as strikes or other labor interruptions.

     - The general economic, political, and competitive conditions in countries in which the company operates, including currency fluctuations and other risks associated with operating outside of the U. S.

     - The return on the assets in the company's pension plans.

     - The company's ability to realize anticipated savings from its restructuring plans.

     - Changes enacted by the Securities and Exchange Commission, the Financial Accounting Standards Board, or other regulatory or accounting bodies.

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

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at September 30, 2002, all of which will mature in 2002.

                                                      NOTIONAL AMOUNT      WEIGHTED-AVERAGE    NOTIONAL AMOUNT
                                                    IN FOREIGN CURRENCY    SETTLEMENT RATE     IN U.S. DOLLARS
(In millions, except settlement rates)              -------------------    ----------------    ---------------
British pounds
  -- Sell.......................................             5                  1.569                 7
U.S. dollars
  -- Purchase...................................             7                  1.000                 7

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

     In the first quarter of 2001, the company entered into interest-rate swap agreements that effectively converted floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. These swaps are accounted for as cash flow hedges, with changes in value recorded as accumulated other comprehensive income, a component of shareholders' equity, on the balance sheet. During the first quarter of 2002, the company exited these swap agreements, and, as a result, related accumulated deferred net losses of $3 million will be expensed over the remaining life of the underlying obligations.

ITEM 4. CONTROLS AND PROCEDURES

     The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), and the company and such officers have concluded that such controls and procedures are adequate and effective. The company completed its evaluation of such controls and procedures in connection with the preparation of this quarterly report on Form 10-Q on November 5, 2002.

     There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein.

                          PART II -- OTHER INFORMATION

ITEMS 1-5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     Exhibits designated with an asterisk in the following index are filed herewith; all other exhibits are incorporated by reference.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   2          Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
              Pactiv Corporation's Current Report on Form 8-K dated
              November 11, 1999, File No. 1-15157).
   3          Restated Certificate of Incorporation of the registrant
              (incorporated herein by reference to Exhibit 3.1 to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.1        Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   3.2        Amended and Restated By-laws of the registrant adopted May
              17, 2001(incorporated herein by reference to Exhibit 3.2 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 2001, File No. 1-15157).
   4.1        Specimen Stock Certificate of Pactiv Corporation Common
              Stock (incorporated herein by reference to Exhibit 4.1 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.2        Qualified Offer Plan Rights Agreement, dated as of November
              4, 1999, by and between the registrant and First Chicago
              Trust Company of New York, as Rights Agent (incorporated
              herein by reference to Exhibit 4.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.2(a)     Amendment No. 1 to Rights Agreement, dated as of November 7,
              2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit
              4.4(a) to Pactiv Corporation's Registration Statement on
              Form S-8, File No. 333-101121).
   4.3(a)     Indenture, dated September 29, 1999, by and between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.1 to Tenneco
              Packaging Inc.'s Registration Statement on Form S-4, File
              No. 333-82923).
   4.3(b)     First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(b) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)     Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(c) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)     Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(d) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   4.3(e)     Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(e) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(f)     Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(f) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.4        Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
              Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
   9          None.
  10.1        Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
              herein by reference to Exhibit 16.1 to Tenneco Inc.'s
              Current Report on Form 8-K dated November 4, 1999, File
              No.1-12387).
  10.2        Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
              Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.3        Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
              registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
              for quarterly period ended September 30, 1999, File No.
              1-12387).
  10.4        Trademark Transition License Agreement, dated as of November
              4, 1999, by and between Tenneco Inc. and the registrant
              (incorporated herein by reference to Exhibit 10.4 to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
  10.5        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Executive Incentive Compensation Plan (incorporated
              herein by reference to Exhibit 10.5 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.6        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.7        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Change in Control Severance Benefit Plan for Key
              Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.8        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Deferred Compensation Plan (incorporated herein by
              reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.9        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Stock Ownership Plan (incorporated herein by reference to Exhibit 10.9 to Pactiv Corporation's Quarterly Report
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.10       Professional Services Agreement, dated August 22, 1996, by and between Tenneco Business Services Inc. and Newport News
              Shipbuilding Inc. (incorporated herein by reference to
              Exhibit 10.28 of Tenneco Inc.'s Form 10, File No. 1-12387).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.11       Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.12       Release Agreement dated as of October 18, 1999, by and
              between Dana G. Mead and Tenneco Management Company, and
              Modification of Release Agreement dated as of October 18,
              1999, by and among Dana G. Mead, Tenneco Inc. and Tenneco
              Management Company (incorporated herein by reference to
              Exhibit 10.18 to Tenneco Automotive Inc.'s Quarterly Report
              on Form 10-Q for quarterly period ended September 30, 1999,
              File No. 1-12387).
  10.13       Employment Agreement, dated as of March 11, 1997, by and
              between Richard L. Wambold and Tenneco Inc. (incorporated
              herein by reference to Exhibit 10.17 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.14       Short Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.4 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.14(a)    First Amendment, dated as of September 27, 2000, among the registrant, various financial institutions, and Bank of
              America, N.A., as Administrative Agent, amending the Short
              Term Credit Agreement (incorporated herein by reference to
              Exhibit 10.18(a) to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 2000, File No.
              1-15157).
  10.15       Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.16       Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.17       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.18       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.19       Pactiv Corporation 2002 Incentive Compensation Plan
              (incorporated herein by reference to Exhibit 4.7 to Pactiv
              Corporation's Registration Statement on Form S-8, File No.
              333-101121).
  11          None.
 *12          Computation of Ratio of Earnings to Fixed Charges.
  13          None.
  15          None.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
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

(B) REPORTS ON FORM 8-K

     On August 9, 2002, the company filed a Form 8-K regarding certifications made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the company's principal executive officer, Richard L. Wambold, and its principal financial officer, Andrew A. Campbell.

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

Date:  November 14, 2002

                                 CERTIFICATION

     I, Richard L. Wambold, the principal executive officer of Pactiv Corporation (the "company"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this quarterly report;

     4. The company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and we have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

        (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The company's other certifying officers and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the Board of Directors:

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. The company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

   /s/ RICHARD L. WAMBOLD
--------------------------------
Richard L. Wambold
Principal Executive Officer

                                 CERTIFICATION

     I, Andrew A. Campbell, the principal financial officer of Pactiv Corporation (the "company"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this quarterly report;

     4. The company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and we have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

        (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The company's other certifying officers and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the Board of Directors:

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. The company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

   /s/ ANDREW A. CAMPBELL
--------------------------------
Andrew A. Campbell
Principal Financial Officer