Form 10-K
period 2002-12-31
PACTIV CORP
filed 2003-03-25
CIK 1089976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                Yes  X   No  __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                Yes  X   No  __

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value is computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter.

       CLASS OF VOTING STOCK AND NUMBER OF SHARES                   MARKET VALUE OF COMMON STOCK HELD BY
        HELD BY NON-AFFILIATES AT JUNE 28, 2002                                NON-AFFILIATES
--------------------------------------------------------  --------------------------------------------------------
            COMMON STOCK 157,485,313 SHARES                                    $3,748,150,447

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value). 159,147,846 shares outstanding as of February 28, 2003. (See Note 12 to the Financial Statements.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                           PART OF THE FORM 10-K
                        DOCUMENT                                          INTO WHICH INCORPORATED
--------------------------------------------------------  --------------------------------------------------------
  Pactiv Corporation's Definitive Proxy Statement for                             Part III
 the Annual Meeting of Shareholders to be held May 16,
                           2003

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

Item 1.        Business....................................................    1
Item 2.        Properties..................................................    4
Item 3.        Legal Proceedings...........................................    5
Item 4.        Submission of Matters to a Vote of Security Holders.........    5
Item 4.1       Executive Officers of the Registrant........................    5

                                    PART II
Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................    7
Item 6.        Selected Financial Data.....................................    8
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................    9
Item 7A.       Quantitative and Qualitative Disclosures About Market
               Risk........................................................   20
Item 8.        Financial Statements and Supplementary Data.................   21
Item 9.        Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure....................................   53

                                    PART III
Item 10.       Directors and Executive Officers of the Registrant..........   53
Item 11.       Executive Compensation......................................   53
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters..................   53
Item 13.       Certain Relationships and Related Transactions..............   54
Item 14.       Controls and Procedures.....................................   54

                                    PART IV
Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.........................................................   54

ITEM 1. BUSINESS.

OVERVIEW

     Pactiv Corporation (Pactiv or the company) is a global supplier of specialty-packaging and consumer products with 2002 sales of $2.9 billion. The company operates 73 manufacturing facilities in 14 countries around the world. Pactiv has two key operating segments: Consumer and Foodservice/Food Packaging and Protective and Flexible Packaging. The company's consumer products include plastic, aluminum, and paper-based products such as waste bags, food-storage bags, and disposable tableware and cookware. Pactiv's foodservice/food packaging products include foam, clear plastic, aluminum, pressed-paperboard, and molded-fibre packaging for customers in the food distribution channel, including wholesalers, supermarkets, and packer processors, who prepare and process food for consumption. The company's protective-packaging products are generally used to protect and cushion various commercial and industrial products from the point of manufacture to the point of delivery or pick-up. Pactiv's flexible-packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications, and often involve custom design.

     Pactiv was previously known as Tenneco Packaging Inc. and was formerly a wholly-owned subsidiary of Tenneco Inc. (Tenneco) that was spun-off to shareholders of Tenneco on November 4, 1999 (the "spin-off"). Pactiv includes the assets, liabilities, and operations of Tenneco's former specialty-packaging business and certain of Tenneco's former corporate and administrative service operations. As used herein, the terms "Pactiv" and "the company" refer, for periods prior to the spin-off, to the packaging businesses and corporate and administrative service operations of Tenneco and, for periods after the spin-off, to Pactiv and its consolidated subsidiaries.

     The company was incorporated in the state of Delaware in 1965 under the name Packaging Corporation of America. The company changed its name to Tenneco Packaging Inc. in November 1995 and, concurrent with the spin-off, changed its name to Pactiv Corporation.

PRODUCTS AND MARKETS

     Consumer and Foodservice/Food Packaging

     The company manufactures, markets, and sells consumer products such as plastic storage bags for food and household items; plastic waste bags; foam, pressed-paperboard, and molded-fibre tableware; and aluminum cookware. Many of these products are sold under such recognized brand names as Hefty(R), Baggies(R), Hefty(R) OneZip(R), Hefty(R) Cinch-Sak(R), Hefty(R) The Gripper(TM), Hefty(R) Zoo Pals(TM), Kordite(R), and E-Z Foil(R). These products, which are typically used by consumers in their homes, are sold through a variety of retailers, including supermarkets, mass merchandisers, and other stores where consumers purchase household goods. In addition to consumer products, the company manufactures plastic zipper closures for a variety of other packaging applications.

     For foodservice customers, the company offers products to merchandise and serve on-premises and takeout meals. These items include tableware products such as plates, bowls, and cups, and a broad line of takeout-service containers made from clear plastic, microwaveable plastic, foam, molded-fibre, paperboard, and aluminum.

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

     For food processors, the company's products include dual-ovenable paperboard containers, molded-fibre egg cartons, red meat and poultry trays, aluminum containers, and modified atmosphere packaging, which extends the shelf life of red meat products.

     The company also manufactures, markets, and sells foam products for use in the construction industry.

     Protective and Flexible Packaging

     The company manufactures, markets, and sells protective packaging for use in many industries, including the automotive, computer, electronics, furniture, durable goods, building, and construction industries. Pactiv's sheet foams and air-encapsulated bubble products are used for cushioning and surface protection, and its paperboard honeycomb and engineered foam-plank products provide protection against shock, vibration, and thermal damage. Pactiv also offers padded mailers, a variety of laminated protective coverings, and customized packaging systems.

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

BUSINESS STRATEGY

     Pactiv expects to grow by expanding its existing businesses and through strategic acquisitions. In seeking internal or external growth, the company focuses on markets that have strong expansion characteristics and attractive margins. Through its broad product lines and custom design capability, the company offers customers "material-neutral" packaging solutions. With this approach and the availability of worldwide geographic coverage, the company has become a primary supplier to several national and international manufacturers and distributors and has developed long-term relationships with key participants in the consolidating packaging and foodservice-distribution industries. Fostering such relationships is critical in identifying and penetrating new markets.

     Market Presence

     Many of Pactiv's products have strong market share positions, including the number one position in key markets such as consumer waste bags and tableware, foodservice-foam containers, clear rigid-display packaging, foam trays, and aluminum cookware. In 2002, more than 80% of the company's sales came from products that hold the number one or number two share position in markets served, reflecting the strength of the company's Hefty(R) and E-Z Foil(R) brands, the breadth of its product lines, and its ability to offer "one-stop shopping" to customers.

     New Products/Design Services

     The company drives growth by developing new products and value-added product line extensions. In 2002, the company spent $35 million on research and development activities and introduced more than 50 new products. In the Consumer and Foodservice/Food Packaging business segment, several major new products were introduced in 2002: Hefty(R) Zoo Pals(TM) disposable plates for children; thicker, stronger Hefty(R) OneZip(R) freezer and storage bags; Hefty(R) E-Z Foil(R) cookie sheets with a textured surface; oblong cake pans with covers; a covered lasagna pan; a single-serving bowl for a major frozen-food manufacturer; an extra large chicken roaster for a large discount warehouse chain; and items for major fast-food chains, including new carryout and breakfast containers.

     In the U.S., the protective-packaging product line was expanded in 2002 with the introduction of Hefty(R) Express(TM) shipping mailers, leveraging the Hefty(R) brand name, and the launching of Orca(TM) sheet foam for use in the moving and storage industry, uniquely positioning the company to offer customers either polyethylene- or polypropylene-based surface protection.

     In 2001 and 2000, the company spent $40 million and $36 million, respectively, on research and development efforts.

     Service Capabilities

     Building on broad product lines and strong relationships with national distributors, in 2002, Pactiv completed the implementation of its customer-linked manufacturing system for the Consumer and Foodservice/Food Packaging segment. Today, the systems and information-management infrastructure and distribution network are fully in place to support this segment's "One Face to the Customer" strategy, aimed at reducing supply-chain costs, enhancing customer service, and improving productivity.

     Productivity/Cost Reduction

     Pactiv's continuing focus on enhancing productivity and reducing manufacturing and logistics costs is key to improving the business' profitability. In 2002, approximately 25% of the company's research and development spending and roughly 35% of its capital spending was devoted to efforts to reduce costs and improve manufacturing and distribution productivity.

     Strategic Acquisitions

     In 2002, the company acquired 6 businesses, most notably Winkler Forming, Inc., and a 70% ownership stake in Central de Bolsas, S.A. de C.V (Jaguar), expending a total of $125 million. Strategic acquisitions have been, and will continue to be, an important element of the company's growth strategy.

MARKETING, DISTRIBUTION, AND CUSTOMERS

     The company has a combined sales and marketing staff of approximately 500 people. Consumer products are sold through a direct sales force and a national network of brokers and manufacturers' representatives. Foodservice and food-packaging customers are served principally through a direct sales force. The Protective and Flexible Packaging business sells to distributors, fabricators, and directly to end-users worldwide.

     In 2002, Wal-Mart Stores, Inc. accounted for 10.0% of the company's consolidated sales. In general, the company's backlog of orders is not material.

ANALYSIS OF SALES

     The following table sets forth information regarding sales from continuing operations.

                                                  2002               2001               2000
                                            ----------------   ----------------   ----------------
                                            Amount   % Total   Amount   % Total   Amount   % Total
(Dollars in millions)                       ------   -------   ------   -------   ------   -------
Consumer and Foodservice/Food Packaging...  $2,062      72%    $1,997      71%    $2,201      72%
Protective and Flexible Packaging.........     818      28%       815      29%       851      28%
                                            ------     ---     ------     ---     ------     ---
Total.....................................  $2,880     100%    $2,812     100%    $3,052     100%
                                            ------     ---     ------     ---     ------     ---

     See note 16 to the financial statements for additional segment and geographic information.

COMPETITION

     Pactiv conducts business in highly competitive markets and faces significant competition in all of its product lines from numerous global, national, and regional companies of various sizes. Some competitors have available to them more extensive financial and other resources than Pactiv, while others are significantly smaller than the company with lower fixed costs and more operating flexibility. In addition, certain competitors offer a variety of packaging materials and concepts and serve geographic regions through various distribution channels. In general, the company believes that success in obtaining business is driven by price, quality, product features, service, and speed of delivery.

INTERNATIONAL

     Pactiv has facilities and sells products in countries throughout the world. As a result, it is subject to various risks such as fluctuations in foreign-currency exchange rates, limitations on conversion of foreign currencies into U.S. dollars, restrictions on remittance of dividends and other payments by foreign subsidiaries, withholding and other taxes on remittances by foreign subsidiaries, hyperinflation in foreign countries, and restrictions on investments in foreign countries. See note 16 to the financial statements for additional information regarding the company's international operations.

RAW MATERIALS

     The principal raw materials used by the company are plastic resins, including polystyrene, polyethylene, polypropylene, polyvinyl chloride and amorphous polyethylene terephthalate; aluminum; paperboard; pulp; and recycled fiber. Approximately 80% of Pactiv's sales come from products made from different types of plastics. In general, these raw materials are readily available from a wide variety of suppliers. Raw-material prices can be volatile and are a function of, among other things, the availability of production capacity; oil, natural gas, and other material costs; and geopolitical circumstances. The supply of raw materials was adequate in 2002, and the company's management believes that such supply will remain adequate in 2003.

ENVIRONMENTAL REGULATION

     Pactiv's operations are required to comply with existing and potential federal, state, local, and foreign air-emission legislation and other laws and regulations affecting the environment. In addition, various consumer and special-interest groups have lobbied, from time to time, for the implementation of a variety of environmental and pollution-control measures that would impose additional obligations or restrictions on the company. Although management believes that current laws and regulations have not had a material adverse effect on the company's results, there can be no assurance that future legislative and/or regulatory initiatives, if any, will not have a material adverse effect on the company.

OTHER

     As of December 31, 2002, Pactiv employed approximately 16,000 people, of which approximately 2,000 were employed by joint ventures in which the company has a controlling interest, and 12% of whom were covered by collective-bargaining agreements. Five of those agreements, covering a total of 522 employees, are scheduled for renegotiation in 2003. In Europe and the Middle East, 2,050 employees are represented by works councils. Management believes that employee relations are generally satisfactory.

     The company owns a number of U.S. and foreign patents, trademarks, and other intellectual property that are significant with regard to the manufacture, marketing, and distribution of certain products. The company also utilizes numerous software licenses that are important to its business. The company believes that its intellectual-property rights and licensing rights are adequate for its business.

AVAILABLE INFORMATION

     The company's website is www.pactiv.com. The company makes available on this website, under the Investor Relations link, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

     Pactiv leases its executive offices at 1900 West Field Court, Lake Forest, Illinois 60045. Its telephone number at that address is (847) 482-2000.

     In North America, Pactiv operates 51 facilities in 21 states, Canada, and Mexico. Plastic and aluminum foodservice, consumer, and building products are manufactured at 23 plants. The protective-packaging business converts paperboard into honeycomb products at nine plants. Nine plants apply extrusion, foaming, and converting technologies to produce flexible or rigid-plastic protective packaging, using polystyrene, polyethylene, and polypropylene resins. Molded-fibre packaging is produced at seven locations, and tooling for molded-fibre plants is manufactured at one location. Ovenable-paperboard products are manufactured at two facilities. A research and development center for consumer and foodservice/food packaging products and process development is located in Canandaigua, New York. A design center and process-development operation for protective-and flexible-packaging products is located in Buffalo Grove, Illinois. In addition, the company has a 70%-owned joint venture in a high-impact polystyrene and polystyrene foam operation in Guadalajara, Mexico.

     Pactiv has 22 manufacturing facilities outside of North America. Twelve protective-packaging plants in Belgium, England, France, Germany, Italy, The Netherlands, Poland, Spain, and the Czech Republic make plastic, air-encapsulated bubble and foam-sheet products, including mailers. Five flexible-packaging plants in Egypt and Germany make flexible-packaging films, bags, labels, pouches, printed and converted paper bags, and disposable medical packaging. A subsidiary produces cushioning and molded-fibre packaging in Germany and England. Single-use thermoformed plastic food containers and films are manufactured at three facilities in England, Scotland, and Wales. In addition, Pactiv has joint-venture interests in a folding-carton operation in Dongguan, China (50% owned) and a corrugated-converting operation in Shaoxing, China (62.5% owned).

     In general, management believes that all of the company's plant and equipment are well maintained and in good operating condition, and that it has satisfactory title to owned properties, subject to certain liens that do not detract materially from the value or use of the properties. The company's headquarters and certain of its warehouse facilities are leased pursuant to synthetic-lease agreements.

ITEM 3. LEGAL PROCEEDINGS.

     In May 1999, Tenneco, Pactiv (through Tenneco's former paperboard packaging operations), and a number of containerboard manufacturers were named as defendants in a civil, class-action antitrust lawsuit pending in the U.S. district court for the eastern district of Pennsylvania. The company also was named as a defendant in a related class-action antitrust lawsuit. The lawsuits allege that the defendants conspired to raise linerboard prices for corrugated containers and sheets from October 1, 1993, through November 30, 1995, in violation of Section 1 of the Sherman Act. The lawsuits seek treble damages of unspecified amounts, plus attorneys' fees. Pactiv's management believes that the allegations have no merit and is vigorously defending the claims. Tenneco sold its containerboard business in April 1999, prior to the spin-off of Pactiv in November 1999. In connection with the spin-off, Pactiv was assigned responsibility for defending the claims against Tenneco with respect to such lawsuit and for any liability resulting therefrom.

     The company is party to other legal proceedings arising from its operations.

     Management believes that the outcome of all of these legal matters, individually and in the aggregate, will not have a material adverse effect on the company's earnings or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below are the executive officers of the company at March 25, 2003, the positions held by such officers, and the date of appointment to such positions. These descriptions are being included in Part I of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

     Richard L. Wambold, 51, Chairman of the Board of Directors, President, and Chief Executive Officer. Mr. Wambold has served as Chairman since March 2000, President since June 1999, and Chief Executive Officer since the spin-off in November 1999. Prior to 1999, Mr. Wambold served as Executive Vice

President and General Manager of the company's specialty-packaging and consumer-products business units.

     Andrew A. Campbell, 57, Senior Vice President and Chief Financial
Officer. Mr. Campbell joined the company in October 1999 as Vice President and Chief Financial Officer and has served as Senior Vice President and Chief Financial Officer since January 2001. Prior to joining the company, Mr. Campbell served as Acting Chief Financial Officer of Foamex International, Inc. from May to September 1999; as Executive Vice President, Finance and Administration and Chief Financial Officer of Dominick's Supermarkets, Inc. from July to November 1998; and as Senior Vice President, Finance and Chief Financial Officer of Safety Kleen Corporation from April 1997 to June 1998;

     James V. Faulkner, Jr., 59, Vice President, General Counsel, and Secretary. Mr. Faulkner has been Vice President and General Counsel of the company since 1995, and was elected Secretary of the company in December 2002.

     Peter H. Lazaredes, 52, Senior Vice President and General Manager, Foodservice/Food Packaging. Mr. Lazaredes has served as Senior Vice President and General Manager, Foodservice/Food Packaging, since January 2001. Prior to 2001, and since he joined the company in 1996, Mr. Lazaredes held various senior management positions in the company's specialty-packaging unit.

     James D. Morris, 49, Senior Vice President and General Manager, Protective and Flexible Packaging. Mr. Morris has served as Senior Vice President and General Manager, Protective and Flexible Packaging since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Morris held various senior management positions in the company's specialty-packaging unit.

     John N. Schwab, 53, Senior Vice President and General Manager, Hefty(R) Consumer Products. Mr. Schwab has served as Senior Vice President and General Manager, Hefty(R) Consumer Products since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Schwab held various senior management positions in the company's specialty-packaging unit.

     Henry M. Wells, III, 58, Vice President and Chief Human Resources
Officer. Mr. Wells has served as Vice President and Chief Human Resources Officer since April 2000. Prior to joining the company, Mr. Wells served as Vice President, Human Resources, for Banta Corporation from April 1996 to April 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The outstanding shares of common stock ($0.01 par value) of Pactiv Corporation are listed on the New York Stock Exchange under the symbol "PTV". Stock price and dividend information for 2002 and 2001 is shown below.

                                                            STOCK PRICE/SHARE
                                                            -----------------   DIVIDENDS
                                                             HIGH       LOW       PAID
                                                            -------   -------   ---------
2001
  First quarter...........................................  $14.50    $11.26       $--
  Second quarter..........................................   15.90     11.70        --
  Third quarter...........................................   16.48     13.50        --
  Fourth quarter..........................................   18.10     13.55        --
2002
  First quarter...........................................   21.00     16.60        --
  Second quarter..........................................   24.47     19.05        --
  Third quarter...........................................   23.80     15.95        --
  Fourth quarter..........................................   22.52     15.35        --

     As of February 28, 2003, there were approximately 45,000 holders of record of the company's common stock, including brokers and other nominees.

     Dividend declarations are at the discretion of the company's board of directors. The company does not currently plan to declare a dividend; however, the company periodically considers alternatives, including dividend payments, to increase shareholder value.

ITEM 6. SELECTED FINANCIAL DATA

    (In millions, except per-share data)        2002      2001      2000      1999      1998
       FOR THE YEARS ENDED DECEMBER 31         -------   -------   -------   -------   -------
STATEMENT OF INCOME (LOSS)
Sales
  Consumer and Foodservice/Food Packaging....  $ 2,062   $ 1,997   $ 2,201   $ 2,132   $ 2,048
  Protective and Flexible Packaging..........      818       815       851       896       835
  Other......................................       --        --        --        --         6
                                               -------   -------   -------   -------   -------
                                                 2,880     2,812     3,052     3,028     2,889
                                               -------   -------   -------   -------   -------
Income (loss) from continuing operations
  before interest expense, income taxes, and
  minority interest..........................      463       391       341       (13)      283
Interest expense, net of interest
  capitalized................................       96       107       134       146       133
Income tax expense (benefit).................      146       118        91       (47)       67
Minority interest............................        1         1         3        --         1
                                               -------   -------   -------   -------   -------
Income (loss) from continuing operations.....      220       165       113      (112)       82
Income (loss) from discontinued operations,
  net of income tax..........................       --        28       134      (193)       57
Extraordinary loss, net of income tax........       --        --        --        (7)       --
Cumulative effect of change in accounting
  principles, net of income tax..............      (72)       --        --       (32)       --
                                               -------   -------   -------   -------   -------
Net income (loss)............................  $   148   $   193   $   247   $  (344)  $   139
                                               -------   -------   -------   -------   -------
Average number of shares of common stock
  outstanding
  Basic......................................  158.618   158.833   161.722   167.405   168.506
  Diluted....................................  160.613   159.527   161.779   167.663   168.835
Earnings (loss) per share
  Basic
     Continuing operations...................  $  1.38   $  1.04   $  0.70   $ (0.67)  $  0.49
     Discontinued operations.................       --      0.17      0.83     (1.15)     0.34
     Extraordinary loss......................       --        --        --     (0.04)       --
     Cumulative effect of change in
       accounting principles.................    (0.45)       --        --     (0.19)       --
                                               -------   -------   -------   -------   -------
                                               $  0.93   $  1.21   $  1.53   $ (2.05)  $  0.83
                                               -------   -------   -------   -------   -------
  Diluted
     Continuing operations...................  $  1.37   $  1.03   $  0.70   $ (0.67)  $  0.49
     Discontinued operations.................       --      0.17      0.83     (1.15)     0.34
     Extraordinary loss......................       --        --        --     (0.04)       --
     Cumulative effect of change in
       accounting principles.................    (0.45)       --        --     (0.19)       --
                                               -------   -------   -------   -------   -------
                                               $  0.92   $  1.20   $  1.53   $ (2.05)  $  0.83
                                               -------   -------   -------   -------   -------
STATEMENT OF FINANCIAL POSITION
Net assets of discontinued operations........  $    --   $    --   $    72   $   195   $   366
Total assets.................................    3,412     4,060     4,341     4,588     4,798
Short-term debt including current maturities
  of long-term debt..........................       13         7        13       325       595
Long-term debt...............................    1,224     1,211     1,560     1,741     1,312
Debt allocated to discontinued operations....       --        --        --        --       548
Minority interest............................       21         8        22        20        14
Shareholders' equity.........................      897     1,689     1,539     1,350     1,776
STATEMENT OF CASH FLOWS
Cash provided (used) by operating
  activities.................................  $   384   $   371   $   290   $   (31)  $   577
Cash provided (used) by investing
  activities.................................     (244)       (1)      302      (994)     (514)
Cash provided (used) by financing
  activities.................................      (57)     (354)     (578)    1,030       (67)
Expenditures for property, plant, and
  equipment..................................     (126)     (145)     (135)     (173)     (194)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food-packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fibre products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative service operations and retiree-benefit income and expense.

RESTRUCTURING AND OTHER AND SPIN-OFF TRANSACTION

     Restructuring and Other

     In the fourth quarter of 1999, the company recorded a $154 million restructuring charge, $91 million after tax, or $0.54 per share, related to the decision to exit noncore businesses and to reduce overhead costs. The restructuring covered (1) the sale of the company's forest-products and aluminum-foil container businesses ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999; (2) the sale of certain assets of the company's administrative service and corporate aircraft operations ($10 million); (3) the impairment of long-lived assets of the company's packaging-polyethylene business ($68 million); and (4) severance costs associated with the elimination of 161 positions, primarily in the company's international operations ($8 million). The impairment charge for the assets of the packaging-polyethylene business was deemed necessary following completion of an evaluation of strategic alternatives for the business and represented the difference between the carrying value of the assets and the forecasted future cash flows of the business, computed on a discounted basis. In the fourth quarter of 2000, $1 million of this charge was reversed, as one planned product-line consolidation was not undertaken and, as a result, 14 positions were not eliminated. With this exception, all restructuring actions were completed in 2000.

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging-polyethylene business and the company's interest in Sentinel Polyolefins LLC, a protective-packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of these assets. The remaining $26 million was related to the realignment of operations and the exiting of low-margin businesses in the company's Protective and Flexible Packaging segment. Specifically, this charge was for (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and their fair value based on market estimates. Restructuring-plan actions have been completed. Actual cash outlays for severance and other costs were $3 million less than originally estimated, as 78 fewer positions were eliminated, while charges for asset write-offs were $3 million more than initially estimated. Additionally, the company recognized a benefit of $6 million, $4 million after tax, or $0.02 per share, in the fourth quarter of 2001, largely to reflect a lower loss than was originally recorded on the sale of the company's packaging-polyethylene business.

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

     Spin-off Transaction Costs

     In the fourth quarter of 1999, the company recorded transaction costs related to its spin-off from Tenneco Inc. (Tenneco) in 1999 that reduced income before interest expense, income taxes, and minority interest; net income; and earnings per share by $136 million, $96 million, and $0.57, respectively. These costs pertained to special curtailment and termination benefits for former Tenneco employees ($72 million), professional services ($49 million), and separation from Tenneco operations ($15 million). In the fourth quarters of 2000 and 2001, the company reversed $20 million, $12 million after tax, or $0.08 per share, and $12 million, $7 million after tax, or $0.04 per share, respectively, of the previously recorded spin-off transaction costs to reflect lower-than-anticipated expenses. Actions related to the spin-off transaction have been completed.

YEAR 2002 COMPARED WITH 2001

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                               2002     2001    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer and Foodservice/Food Packaging.....................  $2,062   $1,997    3.3%
Protective and Flexible Packaging...........................     818      815    0.4
                                                              ------   ------
Total.......................................................  $2,880   $2,812    2.4%
                                                              ------   ------

     Total sales increased $68 million, or 2.4%, in 2002. Excluding the positive impact of foreign-currency exchange rates ($20 million) and acquisitions ($67 million) and the negative effect of business divestitures ($50 million), sales grew 1.1%. Volume, excluding divestitures, grew 7.7%, with 5.3% coming from the base business and 2.4% from acquisitions. Somewhat offsetting the volume gains were lower selling prices, primarily from the pass through of lower raw-material costs.

     Sales for the Consumer and Foodservice/Food Packaging business increased $65 million, or 3.3%, in 2002. Excluding the negative effect of divestitures ($15 million), sales for this segment grew 4.0%. Volume in this business increased 9.0%, with 6.3% coming from the base business and 2.7% from acquisitions. The higher volume was offset partially by a decline in selling prices from the pass through of lower raw-material costs. Contributing to the volume growth was the introduction of new products: Hefty(R) The Gripper(TM) tall kitchen waste bags, Hefty(R) Zoo Pals(TM) disposable plates for children, and foodservice products for major fast-food restaurants. Sales of Protective and Flexible products increased $3 million, or 0.4%, from 2001. Excluding the positive impact of foreign-currency exchange rates ($20 million) and the negative effect of businesses divested in 2001 ($35 million), sales for this segment improved 2.3%. The increase reflected volume growth of 4.5%, with 2.8% coming from the base business and 1.7% from acquisitions, offset partially by a decline in selling prices from the pass through of lower raw-material costs, principally in North America.

     Operating Income -- Income before Interest Expense, Income Taxes, and Minority Interest

                                                              2002   2001   CHANGE
(Dollars in millions)                                         ----   ----   ------
Consumer and Foodservice/Food Packaging.....................  $346   $288    20.1%
Protective and Flexible Packaging...........................    62     29   113.8
Other.......................................................    55     74   (25.7)
                                                              ----   ----
Total.......................................................  $463   $391    18.4%
                                                              ----   ----

     Total operating income for 2002 was $463 million, up $72 million, or 18.4%, from last year. Operating income in 2002 included the impact of reversing $4 million of a previously recorded restructuring charge related to the Protective and Flexible Packaging segment, while operating income for 2001 included $12 million of restructuring and other charges and the reversal of $12 million of spin-off transaction cost provisions originally recorded in 1999. Excluding the effect of these items, operating income by segment was as follows:

                                                              2002   2001   CHANGE
(Dollars in millions)                                         ----   ----   ------
Consumer and Foodservice/Food Packaging.....................  $346   $287    20.6%
Protective and Flexible Packaging...........................    58     42    38.1
Other.......................................................    55     62   (11.3)
                                                              ----   ----
Total.......................................................  $459   $391    17.4%
                                                              ----   ----

     Total operating income before restructuring and other charges and spin-off transaction costs was $459 million in 2002, an increase of $68 million, or 17.4%, over 2001. The increase was driven principally by volume growth; improvement in gross margin, primarily reflecting growth in higher-margin product lines and benefits from the company's productivity initiatives; and the elimination of goodwill amortization in 2002 ($19 million benefit), resulting from the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." See "Changes in Accounting Principles" for additional information.

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $59 million, or 20.6%, in 2002, driven principally by volume growth, productivity improvements, lower logistics costs, and the 2002 elimination of goodwill amortization ($12 million benefit), offset partially by lower spread (the difference between selling prices and raw-material costs).

     Operating income for the Protective and Flexible Packaging segment increased $16 million, or 38.1%, from 2001, mainly reflecting higher volume, benefits from a restructuring program initiated in January 2001, and the 2002 elimination of goodwill amortization ($7 million benefit), offset, in part, by lower spread.

     Operating income for the Other segment was $55 million in 2002, a decrease of $7 million, or 11.3%, from 2001, mainly driven by lower pension income and higher stock-based compensation costs.

     Interest Expense, Net of Interest Capitalized

     Interest expense was $96 million in 2002, down $11 million, or 10.3%, from 2001, mainly because of lower borrowings.

     Income Taxes

     The company's effective tax rate for 2002 was 40.0%, compared with 41.5% for 2001. This reduction was attributable principally to the elimination of goodwill amortization.

     Income from Continuing Operations

     The company recorded income from continuing operations of $220 million, or $1.37 per share, in 2002, compared with $165 million, or $1.03 per share, in 2001.

     In accordance with generally accepted accounting principles, income from continuing operations included the after-tax effects of restructuring and other charges, spin-off transaction costs, a gain on the sale of a business, pension income, and goodwill amortization. The company's management believes that by adjusting income from continuing operations to exclude the effects of these items, the resulting "core" earnings present a more accurate depiction of the company's underlying operating performance.

     Following is a reconciliation of income from continuing operations and diluted earnings per share (EPS) from continuing operations with the company's "core" earnings and "core" EPS, respectively, for 2002, 2001, and 2000:

                                                               2002     2001     2000
(In millions, except earnings per share)                      ------   ------   ------
Income from continuing operations...........................  $  220   $  165   $  113
After-tax adjustments to exclude:
  Restructuring and other charges...........................      (2)       7       46
  Spin-off transaction costs................................      --       (7)     (12)
  Gain on sale of a business................................      --       --       (4)
  Pension income............................................     (65)     (66)     (63)
  Goodwill amortization.....................................      --       14       14
                                                              ------   ------   ------
"Core" earnings.............................................  $  153   $  113   $   94
                                                              ------   ------   ------
Diluted EPS
Continuing operations.......................................  $ 1.37   $ 1.03   $ 0.70
Adjustments to exclude:
  Restructuring and other charges...........................   (0.01)    0.04     0.29
  Spin-off transaction costs................................      --    (0.04)   (0.08)
  Gain on sale of a business................................      --       --    (0.02)
  Pension income............................................   (0.41)   (0.42)   (0.39)
  Goodwill amortization.....................................      --     0.09     0.08
                                                              ------   ------   ------
"Core" EPS..................................................  $ 0.95   $ 0.70   $ 0.58
                                                              ------   ------   ------

DISCONTINUED OPERATIONS

     In 2001, the company recorded after-tax income from discontinued operations of $28 million, or $0.17 per share, which represented gains on the sale of the company's remaining holdings of Packaging Corporation of America (PCA) stock.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142. Effective January 1, 2002, the company adopted SFAS No. 142 and recorded a goodwill-impairment charge for certain Protective and Flexible Packaging businesses of $83 million, $72 million after tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

DECEMBER 31 (IN MILLIONS)                                      2002     2001
                                                              ------   ------
Short-term debt, including current maturities of long-term
  debt......................................................  $   13   $    7
Long-term debt..............................................   1,224    1,211
                                                              ------   ------
Total debt..................................................   1,237    1,218
Minority interest...........................................      21        8
Shareholders' equity........................................     897    1,689
                                                              ------   ------
Total capitalization........................................  $2,155   $2,915
                                                              ------   ------

     Shareholders' equity decreased $792 million from December 31, 2001, to December 31, 2002, primarily as a result of recognizing a minimum pension-plan liability and reducing net pension-plan assets. The recording of these transactions was necessitated by requirements of SFAS No. 87, "Employers' Accounting for Pensions," in that the fair-market value of pension-plan assets fell below the company's accumulated pension-benefit obligations as of the annual measurement date for U.S. (September 30) and foreign (December 31) plans. This resulted from (1) the impact of the sharp decline in equity markets on the value of the pension plans' assets and (2) the reduction (from 7.25% to 6.75% for U.S. plans) in the discount rate used to measure pension-plan obligations. These factors gave rise to a $966 million decrease in shareholders' equity, which had no effect on 2002 net income, cash flow, bank-covenant compliance, or requirements to make contributions to the pension plans. This decline was offset partially by net income of $148 million.

     The ratio of debt to total capitalization rose to 57.4% at December 31, 2002, from 41.8% at December 31, 2001, primarily because of the decrease in shareholders' equity.

     Cash Flows

                                                              2002    2001
(In millions)                                                 -----   -----
Cash provided (used) by:
  Operating activities......................................  $ 384   $ 371
  Investing activities......................................   (244)     (1)
  Financing activities......................................    (57)   (354)

     Cash provided by operating activities was $384 million in 2002, compared with $371 million in 2001. The $13 million improvement reflected the increase in income from continuing operations, offset partially by the impact of various other items, primarily higher receivables driven by increased sales and a decline in the level of asset securitization.

     Investing activities used $244 million of cash in 2002, principally for capital expenditures ($126 million) and acquisitions ($125 million). Cash used by investing activities was $1 million in 2001, primarily reflecting the net of expenditures for property, plant, and equipment ($145 million) and proceeds from the sale of businesses ($69 million) and PCA stock ($87 million).

     Cash used by financing activities was $57 million in 2002, driven primarily by the repurchase of company stock ($40 million) and the retirement of debt ($28 million). Financing activities used $354 million of cash in 2001, primarily for the retirement of debt.

     Capital Commitments

     Commitments for authorized expenditures totaled approximately $90 million at December 31, 2002. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

     Liquidity and Off-Balance-Sheet Financing

     The company uses various sources of funding to manage liquidity, including off-balance-sheet financing vehicles.

     Sources of liquidity include cash flow from operations and a 5-year, $750 million revolving-credit facility, under which $36 million was outstanding at December 31, 2002. The company was in full compliance with financial and other covenants included in the revolving-credit agreement at year-end 2002.

     Off-balance-sheet financing consists of an asset-securitization program and a synthetic-lease facility. Asset securitization totaled $10 million and $44 million at December 31, 2002, and December 31, 2001, respectively. The synthetic-lease agreement, which will expire in 2005, contains customary terms and conditions covering, among other things, residual-value guarantees, default provisions, and financial covenants, and requires the company to satisfy certain financial-ratio tests. Termination of the lease agreement, either before or at expiration, would require the company to make a termination payment ($169 million at December 31, 2002, and 2001), which, in essence, represents off-balance-sheet debt in that the company might be required to obtain alternative financing to fund such a payment. Likewise, termination of the asset-securitization program would require the company to increase its debt or decrease its cash balance by a corresponding amount. See "Critical Accounting Policies" for more information on the company's synthetic-lease agreement.

     Management believes that cash flow from operations, available cash reserves, and the ability to obtain cash under the company's credit facilities and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements.

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

     Total sales declined $240 million, or 7.9%, in 2001. Excluding the negative impact of foreign-currency exchange rates, divestitures, and discontinued product lines, sales were essentially even with last year.

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

     Total operating income for 2001 included $12 million of restructuring and other charges recorded in the fourth quarter and the reversal of $12 million of spin-off transaction cost provisions originally recorded in 1999. Similarly, total operating income for 2000 included $70 million of restructuring and other charges, the reversal of $20 million of spin-off transaction cost provisions originally recorded in 1999, and a $6 million gain on the sale of a business. Excluding the effect of these items, operating income by segment was as follows:

                                                              2001   2000   CHANGE
(Dollars in millions)                                         ----   ----   ------
Consumer and Foodservice/Food Packaging.....................  $287   $279     2.9%
Protective and Flexible Packaging...........................    42     44    (4.5)
Other.......................................................    62     62      --
                                                              ----   ----
Total.......................................................  $391   $385     1.6%
                                                              ----   ----

     Operating income before restructuring and other charges, spin-off transaction costs, and, for 2000, a gain on the sale of a business, was $391 million in 2001, an increase of $6 million, or 1.6%, over 2000. The increase was driven principally by the effective management of the spread between selling prices and raw-material costs and cost savings from the 2000 restructuring program, offset partially by protective-packaging volume declines in North America.

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $8 million, or 2.9%, in 2001, driven principally by the effective management of spread, volume growth for core products, and lower logistics costs, offset partially by increased spending in support of branded products and on new product launches.

     Operating income for the Protective and Flexible Packaging segment declined $2 million, or 4.5%, from 2000, driven principally by lower volume in North America, offset, in part, by the favorable impact of year 2000 price increases and manufacturing cost savings related to the 2000 restructuring program.

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

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

DECEMBER 31 (IN MILLIONS)                                      2001     2000
                                                              ------   ------
Short-term debt, including current maturities of long-term
  debt......................................................  $    7   $   13
Long-term debt..............................................   1,211    1,560
                                                              ------   ------
Total debt..................................................   1,218    1,573
Minority interest...........................................       8       22
Shareholders' equity........................................   1,689    1,539
                                                              ------   ------
Total capitalization........................................  $2,915   $3,134
                                                              ------   ------

     Pactiv's ratio of debt to total capitalization was 41.8% and 50.2% at December 31, 2001, and December 31, 2000, respectively. Total borrowings declined $355 million, or 22.6%, in 2001, as free cash flow and proceeds from the sale of the packaging-polyethylene business, the company's interest in a joint venture, and PCA stock were used to repay debt.

     Shareholders' equity increased $150 million in 2001, reflecting the recording of income from continuing and discontinued operations of $165 million and $28 million, respectively, offset partially by a decrease in unrealized gains on PCA stock holdings.

     Cash Flows

                                                              2001     2000
(In millions)                                                 ----     ----
Cash provided (used) by:
  Operating activities......................................  $371     $290
  Investing activities......................................    (1)     302
  Financing activities......................................  (354)    (578)

     Cash provided by operating activities was $371 million in 2001, versus $290 million in 2000. The $81 million increase was driven principally by higher income from continuing operations, increased utilization of net operating loss carryforwards, and better working capital management.

     Cash used by investing activities was $1 million in 2001, as proceeds ($146 million) from the sale of businesses ($69 million, related primarily to the disposal of the packaging-polyethylene unit) and PCA stock ($87 million) were offset principally by expenditures for property, plant, and equipment ($145 million). Cash provided by investing activities was $302 million in 2000, as proceeds from the sale of PCA stock ($394 million) and certain product lines ($50 million) more than offset expenditures for property, plant, and equipment ($135 million).

     Cash used by financing activities was $354 million in 2001, driven primarily by the retirement of debt. Cash used by financing activities was $578 million in 2000, driven primarily by the retirement of debt and the repurchase of stock.

CHANGES IN ACCOUNTING PRINCIPLES

     In May 2000, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income-statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. With the company's fourth-quarter 2001 adoption of EITF No. 00-14, certain expenses that historically (i.e., 2001 and prior years) had been included in selling, general, and administrative costs were reclassified as deductions from sales for all periods presented herein.

     In April 2001, the EITF reached a consensus on Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This consensus requires that consideration provided by a vendor to a purchaser of its products be recognized as a reduction of sales, except in those instances where an identifiable and measurable benefit is or will be received by the vendor from the purchaser. With the company's fourth-quarter 2001 adoption of EITF No. 00-25, certain expenses that historically (i.e., 2001 and prior years) had been included in selling, general, and administrative costs were reclassified as deductions from sales for all periods presented herein.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 does not permit goodwill and certain intangibles to be amortized, but requires that an impairment loss be recognized if recorded amounts exceed fair values. Effective January 1, 2002, the company adopted SFAS No. 142, and recorded a goodwill-impairment charge of $83 million, $72 million after tax, or $0.45 per share, in the first quarter of 2002. Adoption of SFAS No. 142 added

$19 million, $14 million, and $0.09 to income before interest, income taxes, and minority interest; net income from continuing operations; and earnings per share, respectively, for 2002.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the time that a commitment to an exit or disposal plan is made. Examples of costs covered by the statement include lease-termination expenses and certain employee-severance costs that are associated with a restructuring, discontinuing an operation, a plant closing, or other exit or disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires that certain guarantees be recorded at fair value and requires guarantors to make significant new disclosures, even if the likelihood of making payments under the guarantees is remote. The initial recognition and measurement provisions of FIN No. 45 are to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements issued after December 15, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 delineates alternative transition approaches for companies electing to change their method of accounting for stock-based compensation costs to the fair-value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation." While not requiring companies to use the fair-value method of accounting for stock-based compensation, SFAS No. 148 does require companies to provide greater disclosure, including tabular presentation of pro forma net income and earnings per share as if the fair-value method had been used for all periods presented, regardless of whether companies use SFAS No. 123's fair-value method or Accounting Principles Board Opinion No. 25's intrinsic-value method. SFAS No. 148's transition and disclosure requirements are effective for quarterly and annual periods ending after December 15, 2002.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIEs), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for the entities to support their activities. FIN No. 46 requires that (1) a VIE be consolidated by a company if that company is subject to a majority of the VIE's gains and losses and (2) disclosures be made regarding VIEs that a company is not required to consolidate but in which it has a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, for existing VIEs. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the VIE was created. Upon Pactiv's July 1, 2003, adoption of FIN No. 46, the company is likely to consolidate the VIE associated with the properties covered by its synthetic-lease facility, resulting in an increase in long-term debt and property, plant, and equipment of $169 million and $152 million, respectively. Consolidation of the VIE also would require the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on the leased assets from lease inception to June 30, 2003, which would negatively impact net income by approximately $10 million, or $0.06 per share. On a going-forward basis, consolidation of the VIE would reduce net income by approximately $3 million, or $0.02 per share, annually.

CRITICAL ACCOUNTING POLICIES

     Following are the accounting policies of Pactiv that, in management's opinion, are the most important in portraying the company's financial condition and results of operations. These policies involve a degree of judgment and/or estimation regarding inherently uncertain factors.

     Sales Deductions

     In arriving at net sales, the company estimates the amount of sales deductions likely to be earned or taken by customers in conjunction with incentive programs such as volume rebates, early payment discounts, and coupon redemptions. Such estimates are based on historical trends and are reviewed quarterly for possible revision. The company believes the amount of sales deductions reflected in net sales for the 12 months ended December 31, 2002, is reasonable. In the event that future sales-deduction trends vary significantly from past or expected trends, reported sales might increase or decrease by a material amount.

     Inventory Valuation

     The company's inventories are stated at the lower of cost or market. A portion of inventories (56% at December 31, 2002, and 2001) is valued using the last-in, first-out (LIFO) method of accounting. Management prefers the LIFO method in that it reflects in cost of sales the current cost of the company's raw materials (primarily plastic resins), which can be volatile. If the company had valued these inventories using the first-in, first-out (FIFO) accounting method, net income would have been $2 million, or $0.01 per share, and $10 million, or $0.06 per share, lower in 2002 and 2001, respectively, and would have been $10 million, or $0.06 per share, higher in 2000.

     The company's Protective and Flexible Packaging businesses value their inventory using FIFO or average-cost methods. Many of these businesses are located in countries where use of the LIFO method is not permitted. Management believes that the cost and complexity of using multiple inventory-accounting methods in these countries would outweigh the benefits.

     Management periodically reviews its inventory balances to identify slow-moving or obsolete items. This determination is based on a number of factors, including new product introductions, changes in consumer demand patterns, and historical usage trends.

     Pension Plans

     The company accounts for pension plans in accordance with requirements of SFAS No. 87. Pension-plan income ($109 million, $113 million, and $108 million for the 12 months ended December 31, 2002, 2001, and 2000, respectively) is included in the statement of income as an offset to selling, general, and administrative expenses. Projections indicate that the company's noncash pension income will decline to approximately $60 million in 2003, principally reflecting the decline in equity market values, the reduction in the discount rate used to measure pension obligations from 7.25% to 6.75%, and the impact of the company's decision to reduce the expected long-term rate of return on pension assets for 2003 from 9.5% to 9%.

     Pension income is based on a number of factors, including estimates of future returns on pension-plan assets; amortization of actuarial gains/losses; expectations regarding employee compensation; and assumptions pertaining to participant turnover, retirement age, and life expectancy.

     In developing its assumption regarding the rate of return on pension-plan assets, the company receives input from its outside actuary and investment advisors on asset-allocation strategies and projections of long-term rates of return on various asset classes, risk-free rates of return, and long-term inflation rates. Since inception in 1971, the pension plans' annual rate of return on assets has averaged 10.5%. Over its history, the plan has invested approximately 65% of its assets in equities and 35% in fixed income. After consideration of all of these factors, the company concluded that a 9% rate-of-return assumption was appropriate for 2003. Holding all other assumptions constant, a one-half percentage-point change in the rate-of-return assumption would impact the company's pension income by approximately $20 million pretax.

     The company's discount-rate assumption is based on returns on long-term corporate bonds that receive the second-highest credit rating from recognized rating agencies as of its measurement date (approximately 6.75% at September 30, 2002). Consequently, the company lowered its discount-rate assumption for 2003 to 6.75% from 7.25%. Holding all other assumptions constant, a one-half percentage-point change in the discount rate would impact the company's pension income by approximately $10 million pretax.

     The company utilizes a market-related method for calculating the value of plan assets. This method recognizes the difference between actual and expected returns on plan assets over 5 years. The resulting unrecognized gains or losses, along with other actuarial gains and losses, are amortized using the "corridor approach" outlined in SFAS No. 87. Holding all current assumptions constant, the company's pension income will decline by approximately $20 million pretax in 2004, principally reflecting the amortization of unrecognized actuarial losses.

     Synthetic Leases

     The company has entered into a synthetic-lease agreement with a third-party lessor and various lenders to finance the cost of its headquarters building and certain of its warehouse facilities. The synthetic-lease agreement, which will expire in November 2005, contains customary terms and conditions covering, among other things, residual-value guarantees, default provisions, and financial covenants, and requires the company to satisfy certain financial-ratio tests, with which it was in full compliance at December 31, 2002. Termination of the lease agreement, either before or at expiration, would require the company to make a termination payment ($169 million at December 31, 2002), which, in essence, represents off-balance-sheet debt in that the company might be required to obtain alternative financing to fund such a payment.

     In January 2003, the FASB issued FIN No. 46, which revises the accounting and disclosure requirements for VIEs, such as the company's synthetic-lease agreement. See "Changes in Accounting Principles" for further information concerning VIEs.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Foreign-Currency Exchange

     The company uses foreign-currency forward contracts to hedge its exposure to adverse changes in exchange rates, primarily related to the British pound and the euro. Associated gains or losses offset gains or losses on underlying assets or liabilities.

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at December 31, 2002, all of which will mature in 2003.

                                                        NOTIONAL AMOUNT     WEIGHTED-AVERAGE   NOTIONAL AMOUNT
                                                      IN FOREIGN CURRENCY   SETTLEMENT RATE    IN U.S. DOLLARS
(In millions, except settlement rates)                -------------------   ----------------   ---------------
Euros           --   Purchase......................            48                 1.05              $ 50
                --   Sell..........................            (3)                1.05                (3)
British pounds  --   Purchase......................             2                 1.61                 3
                --   Sell..........................           (30)                1.61               (49)

     Interest Rates

     The company is exposed to interest-rate risk on revolving-credit debt ($36 million at December 31, 2002) that bears interest at a floating rate based on LIBOR. In addition, the company has public-debt securities outstanding ($1,204 million at December 31, 2002) with fixed interest rates and original maturity dates ranging from 3 to 25 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                           ESTIMATED MATURITY DATES
                                            ------------------------------------------------------
                                            2003   2004   2005   2006   2007   THEREAFTER   TOTAL
(In millions)                               ----   ----   ----   ----   ----   ----------   ------
FACILITIES WITH FLOATING INTEREST RATES
  BASED ON LIBOR
5-year revolving-credit facility..........  $--    $36    $ --   $--    $--       $ --      $   36
DEBT SECURITIES WITH FIXED INTEREST RATES
Long-term debt securities.................    8      7     307     7     99        776       1,204

     Prior to the spin-off, the company entered into an interest-rate swap to hedge its exposure to interest-rate movements. The company settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

     In the first quarter of 2001, the company entered into interest-rate swap agreements to convert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. During the first quarter of 2002, the company exited these swap agreements, and related accumulated deferred net losses of $2 million at December 31, 2002, will be expensed over the remaining life of the underlying obligations.

     Commodities

     The company purchases commodities such as plastic resin, paper, aluminum, and natural gas at market prices, and occasionally uses financial instruments, primarily short-term forward contracts, to hedge certain commodity prices. Several contracts for aluminum remained open at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX OF THE FINANCIAL STATEMENTS OF PACTIV CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of independent auditors..............................   22
Statement of income for each of the three years in the
  period ended December 31, 2002............................   24
Statement of financial position at December 31, 2002 and
  2001......................................................   25
Statement of cash flows for each of the three years in the
  period ended December 31, 2002............................   26
Statement of changes in shareholders' equity and
  comprehensive income (loss) for each of the three years in
  the period ended December 31, 2002........................   27
Notes to financial statements...............................   28

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Pactiv Corporation:

     We have audited the accompanying consolidated statements of financial position of Pactiv Corporation (a Delaware corporation) and consolidated subsidiaries (the company) as of December 31, 2002, and the related consolidated statements of income, cash flows, and changes in shareholders' equity and other comprehensive income (loss) for the year then ended. Our audit also included the financial statement schedule listed in the index for Item 14, relating to information as of December 31, 2002 and for the year then ended. These consolidated financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The consolidated financial statements and schedule as of December 31, 2001, and for each of the 2 years in the period then ended were audited by another auditor who has ceased operations and whose report dated January 22, 2002, expressed an unqualified opinion on such statements before the inclusion of additional disclosures referred to in the last paragraph of this report.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial-statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the company as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

     As discussed in Notes 2 and 9 to the financial statements, the company changed its method of accounting for goodwill in the year-ended December 31, 2002.

     As discussed above, the financial statements of Pactiv Corporation and consolidated subsidiaries as of December 31, 2001, and for the 2 years in the period ended December 31, 2001, were audited by another auditor who has ceased operations. As described in Note 9, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 9 with respect to 2001 and 2000 included (1) agreeing the previously reported income from continuing operations to the previously issued financial statements and agreeing the adjustments to reported income from continuing operations representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the company's underlying records obtained from management, and (2) testing the mathematical accuracy of the reconciliation of previously reported income from continuing operations to adjusted income from continuing operations and net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 9 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.
                                          /s/ ERNST & YOUNG LLP
Chicago, Illinois
January 21, 2003

BELOW IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE COMPANY'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Pactiv Corporation:

     We have audited the accompanying statements of financial position of Pactiv Corporation (a Delaware corporation) and consolidated subsidiaries as of December 31, 2001, and 2000, and the related statements of income (loss), retained earnings, cash flows, changes in shareholders' equity, and comprehensive income (loss) for each of the 3 years ended December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial-statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pactiv Corporation and consolidated subsidiaries as of December 31, 2001, and 2000, and the results of its operations and its cash flows for the 3 years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 3 to the financial statements referred to above, effective January 1, 1999, the company changed its method of accounting for the cost of start-up activities.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit for the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statement taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois
January 22, 2002

CONSOLIDATED STATEMENT OF INCOME

FOR YEARS ENDED DECEMBER 31                                  2002          2001          2000
(In millions, except share and per-share data)            -----------   -----------   -----------
SALES
  Consumer and Foodservice/Food Packaging...............  $     2,062   $     1,997   $     2,201
  Protective and Flexible Packaging.....................          818           815           851
                                                          -----------   -----------   -----------
                                                                2,880         2,812         3,052
                                                          -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization.......................................        1,967         1,950         2,235
  Selling, general, and administrative..................          296           288           247
  Depreciation and amortization.........................          158           177           185
  Other (income) expense, net...........................           --             6            (6)
  Restructuring and other...............................           (4)           12            70
  Spin-off transaction..................................           --           (12)          (20)
                                                          -----------   -----------   -----------
                                                                2,417         2,421         2,711
                                                          -----------   -----------   -----------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND
  MINORITY INTEREST.....................................          463           391           341
Interest expense, net of interest capitalized...........           96           107           134
Income tax expense......................................          146           118            91
Minority interest.......................................            1             1             3
                                                          -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS.......................          220           165           113
Income from discontinued operations, net of income
  tax...................................................           --            28           134
                                                          -----------   -----------   -----------
Income before cumulative effect of change in accounting
  principles............................................          220           193           247
Cumulative effect of change in accounting principles,
  net of income tax.....................................          (72)           --            --
                                                          -----------   -----------   -----------
NET INCOME..............................................  $       148   $       193   $       247
                                                          -----------   -----------   -----------
EARNINGS PER SHARE
Average number of shares of common stock outstanding
  Basic.................................................  158,618,274   158,833,296   161,722,021
  Diluted...............................................  160,613,075   159,527,170   161,778,740
Basic earnings per share of common stock
  Continuing operations.................................  $      1.38   $      1.04   $      0.70
  Discontinued operations...............................           --          0.17          0.83
  Cumulative effect of change in accounting
     principles.........................................        (0.45)           --            --
                                                          -----------   -----------   -----------
                                                          $      0.93   $      1.21   $      1.53
                                                          -----------   -----------   -----------
Diluted earnings per share of common stock
  Continuing operations.................................  $      1.37   $      1.03   $      0.70
  Discontinued operations...............................           --          0.17          0.83
  Cumulative effect of change in accounting
     principles.........................................        (0.45)           --            --
                                                          -----------   -----------   -----------
                                                          $      0.92   $      1.20   $      1.53
                                                          -----------   -----------   -----------

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

AT DECEMBER 31 (IN MILLIONS, EXCEPT SHARE DATA)                2002     2001
                                                              ------   ------
ASSETS
Current assets
  Cash and temporary cash investments.......................  $  127   $   41
  Accounts and notes receivable
     Trade, less allowances of $11 and $12 in the respective
      periods...............................................     329      259
     Income taxes...........................................      --        8
     Other..................................................      29       21
  Inventories...............................................     368      332
  Deferred income taxes.....................................      23       36
  Prepayments and other.....................................      28       43
                                                              ------   ------
  Total current assets......................................     904      740
                                                              ------   ------
Property, plant, and equipment, net.........................   1,366    1,273
                                                              ------   ------
Other assets
  Goodwill..................................................     612      615
  Intangible assets, net....................................     294      293
  Deferred income taxes.....................................      --       21
  Pension assets, net.......................................     170    1,045
  Other.....................................................      66       73
                                                              ------   ------
  Total other assets........................................   1,142    2,047
                                                              ------   ------
TOTAL ASSETS................................................  $3,412   $4,060
                                                              ------   ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................  $   13   $    7
  Accounts payable..........................................     217      201
  Taxes accrued.............................................      11       10
  Interest accrued..........................................       9        9
  Accrued liabilities.......................................     191      167
  Other.....................................................      60       65
                                                              ------   ------
  Total current liabilities.................................     501      459
                                                              ------   ------
Long-term debt..............................................   1,224    1,211
                                                              ------   ------
Deferred income taxes.......................................     140      594
                                                              ------   ------
Pension and postretirement benefits.........................     586       52
                                                              ------   ------
Deferred credits and other liabilities......................      43       47
                                                              ------   ------
Minority interest...........................................      21        8
                                                              ------   ------
Shareholders' equity
  Common stock (158,681,918 and 159,431,382 shares issued
     and outstanding after deducting 13,101,457 and
     11,759,094 shares held in treasury in the respective
     periods)...............................................       2        2
  Premium on common stock and other capital surplus.........   1,379    1,398
  Accumulated other comprehensive loss......................    (975)     (54)
  Retained earnings.........................................     491      343
                                                              ------   ------
  Total shareholders' equity................................     897    1,689
                                                              ------   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $3,412   $4,060
                                                              ------   ------

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31 (IN MILLIONS)                 2002    2001    2000
                                                              -----   -----   -----
OPERATING ACTIVITIES
Income from continuing operations...........................  $ 220   $ 165   $ 113
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations
  Depreciation and amortization.............................    158     177     185
  Deferred income taxes.....................................    101     112      72
  Restructuring and other...................................     (4)     12      70
  Noncash retirement benefits, net..........................   (109)   (104)   (100)
  Changes in components of working capital
     (Increase) decrease in receivables.....................    (40)     (1)     20
     (Increase) decrease in inventories.....................     (9)     25       4
     (Increase) decrease in prepayments and other current
      assets................................................      3      (7)     (7)
     Increase (decrease) in accounts payable................      4       1     (24)
     Increase (decrease) in taxes accrued...................     35      22     (24)
     Decrease in interest accrued...........................     --      (5)     (3)
     Increase (decrease) in other current liabilities.......     10     (27)      4
  Other.....................................................     15       1     (20)
                                                              -----   -----   -----
CASH PROVIDED BY OPERATING ACTIVITIES.......................    384     371     290
                                                              -----   -----   -----
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....     --      87     394
Net proceeds from sale of businesses and assets.............      7      69      50
Expenditures for property, plant, and equipment.............   (126)   (145)   (135)
Acquisitions of businesses and assets.......................   (125)    (13)     (5)
Investments and other.......................................     --       1      (2)
                                                              -----   -----   -----
CASH PROVIDED (USED) BY INVESTING ACTIVITIES................   (244)     (1)    302
                                                              -----   -----   -----
FINANCING ACTIVITIES
Issuance of common stock....................................     11      16      15
Purchase of common stock....................................    (40)     --    (100)
Purchase of preferred stock.................................     --     (15)     --
Issuance of long-term debt..................................     --      --      36
Retirement of long-term debt................................    (22)   (348)   (221)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................     (6)     (7)   (308)
                                                              -----   -----   -----
CASH USED BY FINANCING ACTIVITIES...........................    (57)   (354)   (578)
                                                              -----   -----   -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................      3      (1)     --
                                                              -----   -----   -----
INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS.............     86      15      14
Cash and temporary cash investments, January 1..............     41      26      12
                                                              -----   -----   -----
CASH AND TEMPORARY CASH INVESTMENTS, DECEMBER 31............  $ 127   $  41   $  26
                                                              -----   -----   -----
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid during year for interest..........................  $  97   $ 114   $ 139
Cash paid (refunded) for income taxes.......................     18     (16)     39

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
(LOSS)

                                           PREMIUM ON                   ACCUMULATED
                                          COMMON STOCK     RETAINED        OTHER           TOTAL           TOTAL
                                COMMON      AND OTHER      EARNINGS    COMPREHENSIVE   SHAREHOLDERS'   COMPREHENSIVE
(DOLLARS IN MILLIONS)           STOCK    CAPITAL SURPLUS   (DEFICIT)   INCOME (LOSS)      EQUITY          INCOME
---------------------           ------   ---------------   ---------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1999....    $2         $1,468          $(96)         $ (24)         $1,350
Premium on common stock issued
  (1,565,233 shares)..........                   15                                           15
Treasury stock repurchased
  (11,742,951 shares).........                 (100)                                        (100)
Change in net unrealized gains
  and losses..................                                                42              42           $  42
Translation of
  foreign-currency
  statements..................                                               (15)            (15)            (15)
Net income....................                                247                            247             247
                                                                                                           -----
Total comprehensive income....                                                                               274
                                  --         ------          ----          -----          ------           -----
BALANCE, DECEMBER 31, 2000....     2          1,383           151              3           1,539
Premium on common stock issued
  (1,254,445 shares)..........                   15                                           15
Change in net unrealized gains
  and losses..................                                               (42)            (42)            (42)
Translation of foreign
  currency statements.........                                                (7)             (7)             (7)
Additional minimum pension
  liability adjustment, net of
  tax of $2...................                                                (3)             (3)             (3)
Purchase of preferred stock...                                 (1)                            (1)
Change in unrealized losses on
  interest-rate swaps.........                                                (5)             (5)             (5)
Net income....................                                193                            193             193
                                                                                                           -----
Total comprehensive income....                                                                               136
                                  --         ------          ----          -----          ------           -----
BALANCE, DECEMBER 31, 2001....     2          1,398           343            (54)          1,689
Premium on common stock issued
  (1,369,545 shares)..........                   21                                           21
Treasury stock repurchased
  (2,119,009 shares)..........                  (40)                                         (40)
Translation of
  foreign-currency
  statements..................                                                42              42              42
Additional minimum pension
  liability adjustment, net of
  tax of $538.................                                              (966)           (966)           (966)
Change in unrealized losses on
  interest-rate swaps.........                                                 3               3               3
Net income....................                                148                            148             148
                                                                                                           -----
Total comprehensive loss......                                                                             $(773)
                                  --         ------          ----          -----          ------           -----
BALANCE, DECEMBER 31, 2002....    $2         $1,379          $491          $(975)         $  897
                                  --         ------          ----          -----          ------

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

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food-packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fibre products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative service operations and retiree-benefit income and expense.

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

     Accounts and Notes Receivable

     Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts. The company records such allowances based on a number of factors, including historical trends and specific customer liquidity.

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $10 million and $44 million at December 31, 2002, and 2001, respectively. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and changes in such amounts are included in cash provided by operating activities in the statement of cash flows. Discounts and fees related to these sales totaled $1 million, $5 million, and $7 million in 2002, 2001, and 2000, respectively, and were included in other income/expense in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt would increase or its cash balance would decrease by an amount corresponding to the level of sold receivables at such time.

     Inventories

     Inventories are stated at the lower of cost or market. A portion of inventories (56% at December 31, 2002, and 2001) is valued using the last-in, first-out method of accounting. All other inventories are valued using the first-in, first-out (FIFO) or average-cost methods. If FIFO or average-cost methods had been used to value all inventories, the total inventory balance would have been $11 million lower at December 31, 2002, and $9 million lower at December 31, 2001.

     Property, Plant, and Equipment, Net

     Depreciation is recorded on a straight-line basis over the estimated useful lives of assets. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. Depreciation expense totaled $140 million, $145 million, and $150 million for the years ended December 31, 2002, 2001, and 2000, respectively.

     The company capitalizes certain costs related to the purchase and development of software used in its business. Such costs are amortized over the estimated useful lives of the assets, ranging from 3 to 12 years. Capitalized software development costs, net of amortization, were $57 million and $64 million at December 31, 2002, and 2001, respectively.

     The company periodically re-evaluates carrying values and estimated useful lives of long-lived assets to determine if adjustments are warranted. The company uses estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives.

     In 2001, the company changed estimated useful lives for certain assets of the Protective and Flexible Packaging business in North America and Europe to be consistent with those used for similar assets in its other business segment. This change did not have a material impact on the company's financial statements.

     Goodwill and Intangibles, Net

     Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized, but requires that these assets be reviewed at least annually for possible impairment. Capitalized intangible assets with definite lives are amortized on a straight-line basis over periods ranging from 5 to 26 years. See
Note 9 for further information regarding goodwill and intangible assets.

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

     Sales Recognition

     The company recognizes sales when the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as products are shipped.

     Freight

     The company records amounts billed to customers for shipping and handling as sales, and records shipping and handling expenses as cost of sales.

     General and Administrative Expenses

     The company records net pension income as an offset to selling, general, and administrative expenses. Such noncash income totaled $109 million, $113 million, and $108 million in 2002, 2001, and 2000, respectively.

     Research and Development

     Research and development costs, which are expensed as incurred, totaled $35 million, $40 million, and $36 million in 2002, 2001, and 2000, respectively.

     Advertising

     Advertising production costs are expensed as incurred, while advertising media costs are expensed in the period in which the related advertising first takes place. Advertising expenses were $17 million, $11 million, and $3 million in 2002, 2001, and 2000, respectively.

     Stock-Based Compensation

     In accounting for stock-based employee compensation, the company uses the intrinsic-value method specified in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Shown below are net income and basic and diluted earnings per share as reported and adjusted to reflect the use of the fair-value method in determining stock-based compensation costs, as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                               2002     2001     2000
(Dollars, in millions, except for earnings per-share)         ------   ------   ------
Net income..................................................  $  148   $  193   $  247
After-tax adjustment of stock-based compensation costs:
  Intrinsic-value method....................................       4        2        2
  Fair-value method.........................................     (13)     (11)     (12)
                                                              ------   ------   ------
Pro forma...................................................  $  139   $  184   $  237
                                                              ------   ------   ------
EARNINGS PER SHARE
Basic.......................................................  $ 0.93   $ 1.21   $ 1.53
Adjustment of stock-based compensation costs:
  Intrinsic-value method....................................    0.02     0.01     0.01
  Fair-value method.........................................   (0.08)   (0.07)   (0.07)
                                                              ------   ------   ------
Pro forma...................................................  $ 0.87   $ 1.15   $ 1.47
                                                              ------   ------   ------
Diluted.....................................................  $ 0.92   $ 1.20   $ 1.53
Adjustment of stock-based compensation costs:
  Intrinsic-value method....................................    0.02     0.01     0.01
  Fair-value method.........................................   (0.08)   (0.07)   (0.07)
                                                              ------   ------   ------
Pro forma...................................................  $ 0.86   $ 1.14   $ 1.47
                                                              ------   ------   ------

     Income Taxes

     The company utilizes the asset and liability method of accounting for income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary timing differences between the tax and financial-statement basis of assets and liabilities. Deferred tax assets are reduced by a valuation allowance if management determines that it is more likely than not that a portion of deferred tax assets will not be realized in a future period. Estimates used to recognize deferred tax assets are subject to revision in subsequent periods based on new facts or circumstances.

     The company does not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries in that it is management's present intention to reinvest those earnings in foreign operations. Unremitted earnings of foreign subsidiaries totaled $110 million and $105 million at December 31, 2002, and December 31, 2001, respectively. The unrecognized deferred tax liability associated with these unremitted earnings totaled approximately $24 million at December 31, 2002.

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

     Interest-rate risk management is accomplished through the use of swaps to create synthetic debt instruments. Gains and losses on the settlement of swaps are amortized over the remaining life of the underlying asset or liability. The company does not use derivative financial instruments for speculative purposes.

     Changes in Accounting Principles

     In May 2000, the Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement, and income-statement classification of various types of sales incentives, including discounts, coupons, rebates, and free products. With the company's fourth-quarter 2001 adoption of EITF No. 00-14, certain expenses that historically (i.e., 2001 and prior years) had been included in selling, general, and administrative costs were reclassified as deductions from sales for all periods presented herein.

     In April 2001, the EITF reached a consensus on Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." This consensus requires that consideration provided by a vendor to a purchaser of its products be recognized as a reduction of sales, except in those instances where an identifiable and measurable benefit is or will be received by the vendor from the purchaser. With the company's fourth-quarter 2001 adoption of EITF No. 00-25, certain expenses that historically (i.e., 2001 and prior years) had been included in selling, general, and administrative costs were reclassified as deductions from sales for all periods presented herein.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 does not permit goodwill and certain intangibles to be amortized, but requires that an impairment loss be recognized if recorded amounts exceed fair values. Effective January 1, 2002, the company adopted SFAS No. 142, and recorded a goodwill-impairment charge of $83 million, $72 after tax, or $0.45 per share, in the first quarter of 2002. Adoption of SFAS No. 142 added $19 million, $14 million, and $0.09 to income before interest, income taxes, and minority interest; net income from continuing operations; and earnings per share, respectively, for 2002.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the time that a commitment to an exit or disposal plan is made. Examples of costs covered by the statement include lease-termination expenses and certain employee-severance costs that are associated with a restructuring, discontinuing an operation, a plant closing, or other exit or disposal activities. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires that certain guarantees be recorded at fair value and requires guarantors to make significant new disclosures, even if the likelihood of making payments under the guarantees is remote. The initial recognition and measurement provisions of FIN No. 45 are to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements issued after December 15, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 delineates alternative transition approaches for companies electing to change their method of accounting for stock-based compensation costs to the fair-value method prescribed in SFAS No. 123. While not requiring companies to use the fair-value method of accounting for stock-based compensation, SFAS No. 148 does require companies to provide greater disclosure, including tabular presentation of pro forma net income and earnings per share as if the fair value method had been used for all periods presented, regardless of whether companies use SFAS No. 123's fair-value method or APB Opinion No. 25's intrinsic-value method. SFAS No. 148's transition and disclosure requirements are effective for quarterly and annual periods ending after December 15, 2002.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIEs), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for the entities to support their activities. FIN No. 46 requires that (1) a VIE be consolidated by a company if that company is subject to a majority of the VIE's gains and losses, and (2) disclosures be made regarding VIEs that a company is not required to consolidate but in which it as a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, for existing VIEs. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the VIE was created. Upon Pactiv's July 1, 2003, adoption of FIN No. 46, the company is likely to consolidate the VIE associated with the properties covered by its synthetic-lease facility, resulting in an increase in long-term debt and property, plant, and equipment of $169 million and $152 million, respectively. Consolidation of the VIE also would require the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on the leased assets from lease inception to June 30, 2003, which would negatively impact net income by approximately $10 million, or $0.06 per share. On a going-forward basis, consolidation of the VIE would reduce net income by approximately $3 million, or $0.02 per share, annually. See Note 17 for additional information on the company's synthetic-lease agreement.

     Estimates

     Financial-statement presentation requires management to make estimates and assumptions that affect reported amounts for assets, liabilities, sales, and expenses. Actual results may differ from such estimates.

     Reclassifications

     Certain prior-year amounts have been reclassified to conform with current-year presentation.

NOTE 3. RESTRUCTURING AND OTHER AND SPIN-OFF TRANSACTION

     Restructuring and Other

     In the fourth quarter of 1999, the company recorded a $154 million restructuring charge, $91 million after tax, or $0.54 per share, related to the decision to exit noncore businesses and to reduce overhead costs. The restructuring covered (1) the sale of the company's forest-products and aluminum-foil container businesses ($68 million), for which cash proceeds of $20 million were received in the fourth quarter of 1999; (2) the sale of certain assets of the company's administrative service and corporate aircraft operations ($10 million); (3) the impairment of long-lived assets of the company's packaging-polyethylene business ($68 million); and (4) severance costs associated with the elimination of 161 positions, primarily in the company's international operations ($8 million). The impairment charge for the assets of the packaging-polyethylene business was deemed necessary following completion of an evaluation of strategic alternatives for the business and represented the difference between the carrying value of the assets and the forecasted future cash flows of the business, computed on a discounted basis. In the fourth quarter of 2000, $1 million of this charge was reversed, as one planned product-line consolidation was not undertaken and, as a result, 14 positions were not eliminated. With this exception, all restructuring actions were completed in 2000.

     In the fourth quarter of 2000, the company recorded a restructuring charge of $71 million, $47 million after tax, or $0.29 per share. Of this amount, $45 million was for the impairment of assets held for sale, including those related to the packaging-polyethylene business and the company's interest in Sentinel Polyolefins LLC (Sentinel), a protective-packaging joint venture. In January 2001, the company received cash proceeds of $72 million from the disposition of these assets. The remaining $26 million was related to the realignment of operations and the exiting of low-margin businesses in the company's Protective and Flexible Packaging segment. Specifically, this charge was for (1) plant closures in North America and Europe, including the elimination of 202 positions ($6 million); (2) other workforce reductions (187 positions), mainly in Europe ($6 million); (3) impairment of European long-lived assets held for sale ($10 million); and (4) asset write-offs related to the elimination of certain low-margin product lines ($4 million). The impairment charge for European assets was recorded following completion of an evaluation of strategic alternatives for the related businesses and represented the difference between the carrying value of the assets and their fair value based on market estimates. Restructuring-plan actions have been completed. Actual cash outlays for severance and other costs were $3 million less than originally estimated, as 78 fewer positions were eliminated, while charges for asset write-offs were $3 million more than initially estimated. Additionally, the company recognized a benefit of $6 million, $4 million after tax, or $0.02 per share, in the fourth quarter of 2001, largely to reflect a lower loss than was originally recorded on the sale of the company's packaging-polyethylene business.

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

     Amounts related to the restructuring activities are shown in the following table.

                                                                          ASSET
                                                            SEVERANCE   IMPAIRMENT   OTHER   TOTAL
(In millions)                                               ---------   ----------   -----   -----
Balance at December 31, 1999..............................     $ 8         $ --       $ 1    $  9
2000 restructuring charge.................................      10           56         5      71
Cash payments.............................................      (6)          --        --      (6)
Charged to asset accounts.................................      --          (56)       --     (56)
Reversal of prior charge..................................      --           --        (1)     (1)
                                                               ---         ----       ---    ----
Balance at December 31, 2000..............................      12           --         5      17
                                                               ---         ----       ---    ----
2001 restructuring charge.................................       6           11         1      18
Cash payments.............................................      (7)          --        (1)     (8)
Charged to asset accounts.................................      --          (11)       --     (11)
Reversal of prior charge..................................      (3)          (3)       --      (6)
Changes in estimates......................................      (2)           3        (1)     --
                                                               ---         ----       ---    ----
Balance at December 31, 2001..............................     $ 6         $ --       $ 4    $ 10
                                                               ---         ----       ---    ----
Cash payments.............................................      (6)          --        (2)     (8)
                                                               ---         ----       ---    ----
Balance at December 31, 2002..............................     $--         $ --       $ 2    $  2
                                                               ---         ----       ---    ----

     Spin-off Transaction Costs

     In the fourth quarter of 1999, the company recorded transaction costs related to its spin-off from Tenneco Inc. (Tenneco) in 1999 that reduced income before interest expense, income taxes, and minority interest; net income; and earnings per share by $136 million, $96 million, and $0.57, respectively. These costs pertained to special curtailment and termination benefits for former Tenneco employees ($72 million), professional services ($49 million), and separation from Tenneco operations ($15 million). In the fourth quarter of 2000 and 2001, the company reversed $20 million, $12 million after tax, or $0.08 per share, and $12 million, $7 million after tax, or $0.04 per share, respectively, of the previously recorded spin-off transaction costs to reflect lower-than-anticipated expenses. Actions related to the spin-off transaction have been completed.

NOTE 4. ACQUISITIONS AND DISPOSITIONS

     In December 1999, the company entered into an agreement to sell its aluminum-foil reroll facility in Clayton, New Jersey, and its aluminum packer-processor facility in Shelbyville, Kentucky, for $44 million. The company recorded a related gain of $6 million, $4 million after tax, or $0.02 per share, during 2000, and used the proceeds from the transaction to repay debt.

     The company recorded a fourth-quarter 2000 charge of $45 million, $29 million after tax, or $0.18 per share, to recognize the impairment of assets held for sale, including those related to the packaging-polyethylene business and the company's interest in Sentinel. In January 2001, the company received cash proceeds of $72 million from the disposition of these assets. In the third quarter of 2001, the company refunded $7 million to the purchaser of the packaging-polyethylene business to reflect the final determination of certain asset and liability amounts. Also, as part of the company's 2000 restructuring plan, certain small, noncore European businesses were disposed of in 2001 and 2002, for which cash proceeds totaling $6 million and $5 million were received in December 2001 and May 2002, respectively. See Note 3 for additional information.

     On January 4, 2002, the company purchased MSP Schmeiser GmbH, a German medical-products company, for $3 million. On February 13, 2002, the company acquired an egg-packaging production line from Amerpack S.A. de C.V., a Mexican company, for $10 million.

     In January 2002, the company purchased the assets of 2 small Italian protective-packaging companies, recording these transactions as capital expenditures. The outstanding shares of a third small Italian protective-packaging company, Forniture Industriali, were acquired in June 2002, for $1 million.

     On June 18, 2002, the company purchased Winkler Forming Inc. (Winkler), a leading thermoformer of amorphous polyethylene terephthalate (APET) products for food packaging, for $78 million. During the third quarter of 2002, the company received $3 million from the seller in interim settlement of working capital amounts. At December 31, 2002, the allocation of the purchase price to the net assets of Winkler and the related recognition of $55 million of goodwill were based on preliminary estimates of the fair-market value of the assets and liabilities acquired, and, therefore, are subject to revision based on final appraisals.

     On October 21, 2002, Pactiv completed the purchase of 70% of the stock of Mexico-based Central de Bolsas, S.A. de C.V. (Jaguar), a leading thermoformer of high-impact polystyrene (HIPS) for cold cups and plates and polystyrene foam for foodservice/food packaging. For this 70% interest, Pactiv paid $31 million to the shareholders of Jaguar and made a $20 million equity investment in Jaguar. At December 31, 2002, the allocation of the purchase price to the net assets of Jaguar and the related recognition of $7 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired, and, therefore, are subject to revision based on final appraisals.

     On November 13, 2002, Pactiv purchased the shares of Prvni Obalova SPOL S.R.O, a distributor and converter of protective-packaging products in the Czech Republic, for $4 million.

     The following unaudited pro forma information summarizes the results of operations for the 12 months ended December 31, 2002, and 2001, as if fiscal 2002 acquisitions had been completed as of the beginning of the respective periods. The pro forma data presented reflect actual operating results of the acquired businesses, with adjustments recorded for depreciation, interest expense, and income taxes. Excluded from the pro forma data is the potential impact of cost reductions or operating synergies. These pro forma amounts are not necessarily indicative of the results that would have actually been achieved had the acquisitions occurred at the beginning of the periods presented, or that may be achieved in the future.

                                                                      PRO FORMA
                                                                  ------------------
YEARS ENDED DECEMBER 31 (IN MILLIONS, EXCEPT EARNINGS PER SHARE)   2002        2001
                                                                  ------      ------
Sales.........................................................    $2,971      $2,963
Income from continuing operations.............................       220         168
Net income....................................................       148         196
Earnings per share
  Continuing operations.......................................      1.37        1.05
  Net.........................................................      0.92        1.22

NOTE 5. DISCONTINUED OPERATIONS

     In April 1999, the company contributed the containerboard assets of its paperboard packaging operations to a newly formed joint venture, Packaging Corporation of America (PCA). For the contribution, Pactiv, along with other consideration, received a 45% equity interest in PCA.

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

     Net assets as of December 31, 2001, and 2000, and results of operations for the years then ended for the company's discontinued paperboard packaging operations were as follows:

YEARS ENDED DECEMBER 31 (IN MILLIONS)                         2001         2000
                                                              ----         ----
Net assets..................................................  $--          $ 72
Gain on sale of PCA stock...................................   57           224
                                                              ---          ----
Income before interest and income taxes.....................   57           224
Income tax expense..........................................   29            90
                                                              ---          ----
Income from discontinued operations.........................  $28          $134
                                                              ---          ----

     Pactiv has retained responsibility for certain contingent liabilities of its former paperboard-packaging businesses and has recorded related reserves where, in the judgment of management, it is probable that a quantifiable liability exists. Management believes that these liabilities will not have a material effect on the results of operations or financial position of the company.

     In connection with the formation of the PCA joint venture, Pactiv entered into a 5-year agreement to purchase corrugated products from PCA on an arm's length basis.

NOTE 6. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

     Long-Term Debt

DECEMBER 31 (IN MILLIONS)                                      2002      2001
                                                              ------    ------
Pactiv Corporation
  Borrowings under 5-year, $750 million revolving-credit
     agreement, effective interest rate based on LIBOR plus
     0.7%...................................................  $   36    $   36
  Notes due 2005, effective interest rate of 7.2%, net of $3
     million unamortized discount...........................     296       295
  Notes due 2007, effective interest rate of 8.0%...........      98        98
  Debentures due 2017, effective interest rate of 8.1%......     300       300
  Debentures due 2025, effective interest rate of 8.0%, net
     of $1 million unamortized discount.....................     275       275
  Debentures due 2027, effective interest rate of 8.4%, net
     of $4 million unamortized discount.....................     196       196
Subsidiaries
  Notes due 2003 through 2016, average effective interest
     rate of 4.0% in 2002 and 9.0% in 2001..................      31        14
Less current maturities.....................................      (8)       (3)
                                                              ------    ------
Total long-term debt........................................  $1,224    $1,211
                                                              ------    ------

     Aggregate maturities of debt outstanding at December 31, 2002, are $8 million, $43 million, $307 million, $7 million, $99 million, and $776 million for 2003, 2004, 2005, 2006, 2007, and thereafter, respectively.

     At December 31, 2002, the total amount of floating-rate, long-term debt was $36 million. As of December 31, 2002, the company was in full compliance with financial and other covenants in its various credit agreements.

     Short-Term Debt

DECEMBER 31 (IN MILLIONS)                                       2002       2001
                                                                ----       ----
Current maturities of long-term debt........................    $ 8         $3
Other.......................................................      5          4
                                                                ---         --
Total short-term debt.......................................    $13         $7
                                                                ---         --

     The company uses lines of credit and overnight borrowings to finance certain of its short-term capital requirements. Information regarding short-term debt is shown below.

                                                              2002(A)    2001(A)
(Dollars in millions)                                         -------    -------
Borrowings at end of year...................................   $  5       $  4
Weighted-average interest rate on borrowings at end of
  year......................................................   10.0%      10.8%
Maximum month-end borrowings during year....................      7         27
Average month-end borrowings during year....................      3         11
Weighted-average interest rate on average month-end
  borrowings during year....................................    8.1%       8.1%

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

     In conjunction with the 1999 realignment of Tenneco debt, the company paid bank-facility fees of $10 million and entered into an interest-rate swap to hedge its exposure to interest-rate movement. The company settled this swap in November 1999 at a loss of $43 million. Both the loss on the swap and the bank-facility fees are being recognized as additional interest expense over the average life of the underlying debt.

NOTE 7. FINANCIAL INSTRUMENTS

     Asset and Liability Instruments

     At December 31, 2002, and 2001, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short-term debt were considered to be the same as, or not materially different from, amounts recorded for these assets and liabilities. The fair value of long-term debt at December 31, 2002, was approximately $1,427 million, compared with its recorded amount of $1,224 million. At December 31, 2001, the fair value of long-term debt was not materially different from its recorded amount. The fair value of long-term debt was based on quoted market prices for the company's debt instruments.

     Instruments with Off-Balance-Sheet Risk

     From time to time, Pactiv enters into foreign-currency forward contracts with terms of less than 1 year to mitigate its exposure to exchange-rate changes related to third-party trade receivables and accounts payable. The following table summarizes foreign-currency contracts entered into by the company at December 31, 2002.

                                                               NOTIONAL AMOUNT
                                                              ------------------
                                                              PURCHASE      SELL
(In millions)                                                 --------      ----
Foreign-currency contracts
  Euros.....................................................    $50         $ 3
  British pounds............................................      3          49
                                                                ---         ---
                                                                $53         $52
                                                                ---         ---

     Based on exchange rates at December 31, 2002, the cost of replacing these contracts in the event of nonperformance by counter parties would not be material.

     In the first quarter of 2001, the company entered into interest-rate swap agreements to convert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. As of December 31, 2001, $5 million of deferred net losses on derivative instruments was recorded in other comprehensive income.

     During the first quarter of 2002, the company exited these swap agreements, and related accumulated deferred net losses of $2 million at December 31, 2002, will be expensed over the remaining life of the underlying obligations.

     Lines of Credit and Guarantees

     The company, from time to time, utilizes various short-term lines of credit to finance operations. Total committed lines of credit were $36 million and $31 million at December 31, 2002, and December 31, 2001, respectively. Certain lines of credit are backed by payment and performance guarantees. Borrowings under lines of credit were not material at December 31, 2002, or December 31, 2001.

NOTE 8. INVENTORIES

DECEMBER 31 (IN MILLIONS)                                     2002      2001
                                                              ----      ----
Finished goods..............................................  $244      $209
Work in process.............................................    47        43
Raw materials...............................................    42        50
Other materials and supplies................................    35        30
                                                              ----      ----
                                                              $368      $332
                                                              ----      ----

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002, the company adopted SFAS No. 142. In this connection, the company completed a review of its businesses and tested recorded goodwill amounts for possible impairment. Goodwill was found to be impaired for certain Protective and Flexible Packaging businesses that were acquired prior to the company's spin-off from Tenneco. These businesses have recently faced increased competition and experienced lower operating margins. As a result, the company recorded a goodwill-impairment charge of $83 million, $72 million after tax, or $0.45 per share, in the first quarter of 2002.

     In accordance with requirements of SFAS No. 142, the company discontinued the amortization of goodwill effective January 1, 2002. Shown below is a comparison of income from continuing operations, net income, and earnings per share (EPS) for 2002 with corresponding amounts recorded in 2001 and 2000 adjusted to exclude the amortization of goodwill.

                                                                 2002             2001         2000
(In millions, except per-share data)                         ------------    --------------    -----
Income from continuing operations..........................     $  220             165         $ 113
Goodwill amortization, net of tax..........................         --              14            14
                                                                ------           -----         -----
Adjusted income from continuing operations.................        220             179           127
Income from discontinued operations, net of tax............         --              28           134
Cumulative effect of change in accounting principles, net
  of tax...................................................        (72)             --            --
                                                                ------           -----         -----
Pro forma net income.......................................     $  148             207         $ 261
                                                                ------           -----         -----
Basic EPS
Continuing operations......................................     $ 1.38            1.04         $0.70
Goodwill amortization......................................         --            0.09          0.08
                                                                ------           -----         -----
Adjusted continuing operations.............................       1.38            1.13          0.78
Discontinued operations....................................         --            0.17          0.83
Cumulative effect of change in accounting principles.......      (0.45)             --            --
                                                                ------           -----         -----
Pro forma EPS..............................................     $ 0.93            1.30         $1.61
                                                                ------           -----         -----
Diluted EPS
Continuing operations......................................     $ 1.37           $1.03         $0.70
Goodwill amortization......................................         --            0.09          0.08
                                                                ------           -----         -----
Adjusted continuing operations.............................       1.37            1.12          0.78
Discontinued operations....................................         --            0.17          0.83
Cumulative effect of change in accounting principles.......      (0.45)             --            --
                                                                ------           -----         -----
Pro forma EPS..............................................     $ 0.92           $1.29         $1.61
                                                                ------           -----         -----

     Changes in the carrying value of goodwill during 2002 by operating segment are shown in the following table.

                                                               CONSUMER
                                                             FOODSERVICE/    PROTECTIVE AND
                                                                 FOOD           FLEXIBLE
                                                              PACKAGING        PACKAGING       TOTAL
(In millions)                                                ------------    --------------    -----
Balance, December 31, 2001.................................      $376             $239         $615
Goodwill impairment........................................        --              (83)         (83)
Goodwill addition..........................................        62                9           71
Translation adjustment.....................................        --                9            9
                                                                 ----             ----         ----
Balance, December 31, 2002.................................      $438             $174         $612
                                                                 ----             ----         ----

     Intangible assets at December 31, 2002, are shown in the following table.

                                                   WEIGHTED
                                                 AVERAGE LIFE      CARRYING        ACCUMULATED
                                                   (YEARS)          AMOUNT         AMORTIZATION     TOTAL
(Dollars in millions)                            ------------    -------------    --------------    -----
Intangible assets subject to amortization:
  Patents......................................      21.6            $186              $60          $126
  Other........................................      13.4              58               19            39
                                                                 -------------    --------------    -----
                                                                      244               79           165
Intangible assets not subject to amortization
  (primarily trademarks).......................                       129               --           129
                                                                 -------------    --------------    -----
Total intangible assets........................                      $373              $79          $294
                                                                 -------------    --------------    -----

     Amortization expense for intangible assets was $18 million for the year ended December 31, 2002. Amortization expense is estimated to total $12 million, $12 million, $12 million, $11 million, and $11 million for 2003, 2004, 2005, 2006, and 2007, respectively.

NOTE 10. PROPERTY, PLANT, AND EQUIPMENT, NET

DECEMBER 31 (IN MILLIONS)                                      2002      2001
                                                              -------   ------
Original cost
  Land, buildings, and improvements.........................  $   573   $  475
  Machinery and equipment...................................    1,673    1,311
  Other, including construction in progress.................      225      159
                                                              -------   ------
                                                                2,471    1,945
Less accumulated depreciation and amortization..............   (1,105)    (672)
                                                              -------   ------
                                                              $ 1,366   $1,273
                                                              -------   ------

NOTE 11. INCOME TAXES

     The domestic and foreign components of income (loss) from continuing operations before income taxes were as follows:

                                                              2002      2001     2000
(In millions)                                                 ----      ----     ----
U.S. income before income taxes.............................  $325      $276     $215
Foreign income (loss) before income taxes...................    42         8       (8)
                                                              ----      ----     ----
Total income before income taxes............................  $367      $284     $207
                                                              ----      ----     ----

     Following is a comparative analysis of the components of income tax expense applicable to continuing operations.

                                                              2002      2001      2000
(In millions)                                                 ----      ----      ----
Current
  Federal...................................................  $ 25      $  2      $10
  State and local...........................................    10         5        2
  Foreign...................................................     9        (1)       7
                                                              ----      ----      ---
                                                                44         6       19
                                                              ----      ----      ---
Deferred
  Federal...................................................    88        98       69
  State and local...........................................     6         9       10
  Foreign...................................................     8         5       (7)
                                                              ----      ----      ---
                                                               102       112       72
                                                              ----      ----      ---
Total income tax expense....................................  $146      $118      $91
                                                              ----      ----      ---

     A reconciliation of the difference between the U.S. statutory federal income tax rate and the company's effective income tax rate is shown in the following table.

                                                              2002    2001    2000
                                                              ----    ----    ----
U.S. federal income tax rate................................  35.0%   35.0%   35.0%
Increase in income tax rate resulting from:
  Foreign income taxed at various rates.....................   0.5     0.4     0.5
  State and local taxes on income, net of U.S. federal
     income tax benefit.....................................   2.9     3.1     3.4
  Amortization of nondeductible goodwill....................    --     1.1     3.4
  Other.....................................................   1.6     1.9     1.7
                                                              ----    ----    ----
Effective income tax rate...................................  40.0%   41.5%   44.0%
                                                              ----    ----    ----

     Summarized below are the components of the company's net deferred tax liability.

DECEMBER 31 (IN MILLIONS)                                     2002   2001
                                                              ----   ----
Deferred tax assets
  Tax-loss carryforwards
     U.S. ..................................................  $ --   $  2
     State and local........................................     1      1
     Foreign................................................    13     17
  Alternative minimum tax-credit carryforward...............    --     26
  Pensions..................................................   130     --
  Postretirement benefits...................................    28     51
  Restructuring reserves....................................     1     17
  Other items...............................................    57     55
  Valuation allowance.......................................   (12)   (13)
                                                              ----   ----
  Total deferred tax assets.................................   218    156
                                                              ----   ----
Deferred tax liabilities
  Property and equipment....................................   250    229
  Pensions..................................................    --    390
  Other items...............................................    85     74
                                                              ----   ----
  Total deferred tax liabilities............................   335    693
                                                              ----   ----
Net deferred tax liabilities................................  $117   $537
                                                              ----   ----

     The company had $43 million of foreign tax-loss carryforwards at December 31, 2002, of which $27 million will expire at various dates from 2003 to 2012, with the remainder having unlimited lives. At December 31, 2002, the company had $15 million of state tax-loss carryforwards, which will expire at various dates from 2003 to 2012.

     The valuation allowance for deferred tax assets ($12 million at December 31, 2002) was recorded to recognize the potential inability to utilize certain foreign tax-loss carryforwards.

NOTE 12. COMMON STOCK

     The company has 350 million shares of common stock ($0.01 par value) authorized, of which 158,681,918 shares were issued and outstanding as of December 31, 2002.

     Reserves

RESERVED SHARES (In thousands)
Thrift plans................................................    2,468
2002 incentive-compensation plan............................   26,911
Employee stock-purchase plan................................    2,779
                                                               ------
                                                               32,158
                                                               ------

     Stock Plans

     2002 Incentive-Compensation Plan -- In November 1999, the company initiated a stock-ownership plan that permits the granting of a variety of awards, including common stock, restricted stock, performance shares, stock appreciation rights, and stock options to directors, officers, and employees. In May 2002, the 1999 plan was succeeded by the 2002 incentive compensation plan, and all share balances were transferred to the new plan, which will remain in effect until amended or terminated. Under the 2002 plan, up to 27 million shares of common stock can be issued (including shares issued under the prior plan), of which 15 million had been issued or granted as of December 31, 2002.

     Restricted-stock, performance-share, and stock-option awards generally require that, among other things, grantees remain with the company for certain periods of time. Performance shares granted under the plan vest upon the attainment of specified performance goals in the 3 years following the date of grant.

     Details of performance-and restricted-stock balances are shown below.

                                                              PERFORMANCE   RESTRICTED
                                                                SHARES        SHARES
                                                              -----------   ----------
Outstanding, January 1, 2001................................    144,000       30,238
  Granted...................................................    394,557           --
  Canceled..................................................    (10,665)          --
                                                                -------      -------
Outstanding, December 31, 2001..............................    527,892       30,238
  Granted...................................................    100,433        2,500
  Canceled..................................................    (11,733)          --
  Vested....................................................         --      (32,738)
                                                                -------      -------
Outstanding, December 31, 2002..............................    616,592           --
                                                                -------      -------

     Summarized below are stock options issued by Pactiv.

                                                                            WEIGHTED-
                                                                SHARES       AVERAGE
                                                                UNDER       EXERCISE
                                                                OPTION        PRICE
                                                              ----------    ---------
Outstanding, January 1, 2001................................  12,392,842     $24.34
  Granted...................................................   2,509,382      16.23
  Exercised.................................................     (33,283)     12.59
  Canceled..................................................  (1,440,436)     29.64
                                                              ----------
Outstanding, December 31, 2001..............................  13,428,505      22.29
                                                              ----------
Exercisable, December 31, 2001..............................   5,607,768      32.00
                                                              ----------
Outstanding, January 1, 2002................................  13,428,505      22.29
  Granted...................................................   2,288,917      17.65
  Exercised.................................................    (420,064)     12.79
  Canceled..................................................  (1,109,985)     30.41
                                                              ----------
Outstanding, December 31, 2002..............................  14,187,373      21.19
                                                              ----------
Exercisable, December 31, 2002..............................   9,324,775      23.23
                                                              ----------

     Stock options expire 10 to 20 years following date of grant and vest over periods ranging from 1 to 3 years.

     The weighted-average fair value of options granted by the company in 2002 ($6.17), 2001 ($6.15), and 2000 ($4.57) was determined using the Black-Scholes option-pricing model with the following assumptions:

                                                                2002         2001         2000
                                                              ---------    ---------    ---------
ACTUARIAL ASSUMPTIONS
Risk-free interest rate.....................................        3.0%         4.3%         5.9%
Life........................................................  4.4 years    4.4 years    5.0 years
Volatility..................................................       38.7%        41.1%        36.6%

     Summarized below is information about stock options outstanding at December 31, 2002.

                                          OUTSTANDING OPTIONS
                            ------------------------------------------------
                                            WEIGHTED-                              EXERCISABLE OPTIONS
                                             AVERAGE                           ----------------------------
                                            REMAINING       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                              NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE     NUMBER      EXERCISE PRICE
 RANGE OF EXERCISE PRICE    ----------   ----------------   ----------------   ---------   ----------------
  $ 7 to $12..............   2,051,452       7.8 years           $11.65        1,322,728        $11.64
  $13 to $21..............   8,069,729             8.2            15.47        4,270,073         14.00
  $22 to $29..............      15,000             9.4            22.79               --         22.79
  $30 to $37..............   1,824,885            11.2            34.22        1,505,667         34.22
  $38 to $45..............   2,226,307             8.0            40.00        2,226,307         40.00
                            ----------                                         ---------
                            14,187,373                                         9,324,775
                            ----------                                         ---------

     See Note 2 for additional information regarding accounting for stock-based employee compensation.

     Employee Stock-Purchase Plan -- The company has a stock-purchase plan that allows U.S. and Canadian employees to purchase Pactiv common stock at a 15% discount, subject to an annual limitation of $21,240. In 2002, 2001, and 2000, employees purchased 401,469 shares, 448,910 shares, and 463,412 shares, respectively, of Pactiv stock at a weighted-average price of $14.68, $10.46, and $7.25, respectively.

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

     Earnings Per Share

     Earnings from continuing operations per share of common stock outstanding were computed as follows:

                                                           2002          2001          2000
(In millions, except share and per-share data)          -----------   -----------   -----------
BASIC EARNINGS PER SHARE
Income from continuing operations.....................  $       220   $       165   $       113
                                                        -----------   -----------   -----------
Average number of shares of common stock
  outstanding.........................................  158,618,274   158,833,296   161,722,021
                                                        -----------   -----------   -----------
Basic earnings from continuing operations per share...  $      1.38   $      1.04   $      0.70
                                                        -----------   -----------   -----------
DILUTED EARNINGS PER SHARE
Income from continuing operations.....................  $       220   $       165   $       113
                                                        -----------   -----------   -----------
Average number of shares of common stock
  outstanding.........................................  158,618,274   158,833,296   161,722,021
Effect of dilutive securities
  Restricted stock....................................           --        18,097            --
  Stock options.......................................    1,579,885       498,634         1,406
  Performance shares..................................      414,916       177,143        55,313
                                                        -----------   -----------   -----------
Average number of shares of common stock outstanding
  including dilutive securities.......................  160,613,075   159,527,170   161,778,740
                                                        -----------   -----------   -----------
Diluted earnings from continuing operations per
  share...............................................  $      1.37   $      1.03   $      0.70
                                                        -----------   -----------   -----------

     In accordance with a stock-repurchase plan announced in February 2000, the company acquired 11,742,951 shares of its common stock in 2000 at an average price of $8.50 per share, for a total outlay of $100 million. In 2002, the company acquired 2,119,009 shares of its common stock at an average price of $19.20 per share, for a total outlay of $40 million.

NOTE 13. PREFERRED STOCK

     Pactiv has 50 million shares of preferred stock ($0.01 par value) authorized, none of which were issued at December 31, 2002. The company has reserved 750,000 shares of preferred stock in connection with the QORP.

NOTE 14. MINORITY INTEREST

     In December 2001, the company purchased for $15 million the outstanding shares of Astro-Valcour, Inc., whose sole asset was the preferred stock of a Pactiv subsidiary that was issued to it in 1997 in connection with the company's acquisition of the packaging business of N.V. Koninklijke KNP BT. This amount had previously been recorded as minority interest in the company's statement of financial position. In October 2002, the company acquired a 70% interest in Jaguar and recorded a related minority interest of $13 million.

NOTE 15. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     The company has pension plans that cover substantially all of its employees. Benefits are based on years of service and, for most salaried employees, final-average compensation. The company's funding policy is to contribute to the plans amounts necessary to satisfy requirements of applicable laws and regulations. Plan assets consist principally of equity and fixed-income securities and included 4,113,548 shares of Pactiv stock with a fair-market value of $90 million at December 31, 2002. These shares were contributed by Tenneco prior to the spin-off. Effective with the spin-off, Pactiv became the sponsor of Tenneco's retirement plans, receiving related assets and assuming the obligation to provide pension benefits to participating employees of Tenneco Automotive Inc. and certain former subsidiaries and affiliates of Tenneco. For Tenneco Automotive Inc. employees, benefits accrued under these plans were frozen as of November 30, 1999.

     The company has postretirement health-care and life-insurance plans that cover certain of its salaried and hourly employees. For salaried employees, the plans cover individuals who retire on or after reaching age 55 with at least 10 years of service after reaching age 45. For hourly employees, postretirement-benefit plans cover individuals who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. The company reserves the right to change postretirement plans, which are not funded.

     Financial data pertaining to the company's pension and postretirement benefit plans appear below.

                                                                PENSION         POSTRETIREMENT
                                                                 PLANS               PLANS
(In millions)                                               ----------------    ---------------
                                                             2002      2001      2002     2001
                                                            ------    ------    ------    -----
Changes in projected benefit obligations
  Benefit obligations at September 30 of the previous
     year.................................................  $3,390    $3,195    $  96     $ 77
  Currency-rate conversion................................       7        (2)      --       --
  Service cost of benefits earned.........................      35        30        1        1
  Interest cost on benefit obligations....................     237       231        7       10
  Plan amendments.........................................      --         6      (10)      11
  Actuarial losses........................................     216       166       18        8
  Benefits paid...........................................    (239)     (236)     (12)     (12)
  Participant contributions...............................      --        --        2        1
  Divestitures............................................      (2)       --       --       --
                                                            ------    ------    -----     ----
  Benefit obligations at September 30.....................  $3,644    $3,390    $ 102     $ 96
                                                            ------    ------    -----     ----
Changes in fair value of plan assets
  Fair value at September 30 of the previous year.........  $3,561    $4,508    $  --     $ --
  Currency rate conversion................................       5        (2)      --       --
  Actual return on plan assets............................    (269)     (709)      --       --
  Employer contributions..................................      (1)       (1)      10       11
  Participant contributions...............................       1         1        2        1
  Benefits paid...........................................    (239)     (236)     (12)     (12)
  Divestitures............................................      (1)       --       --       --
                                                            ------    ------    -----     ----
  Fair value at September 30..............................  $3,057    $3,561    $  --     $ --
                                                            ------    ------    -----     ----
Development of amounts recognized in the statement of
  financial position
  Funded status at September 30...........................  $ (587)   $  171    $(102)    $(96)
  Contributions during the fourth quarter.................       1        (8)       3        3
  Unrecognized cost
     Actuarial losses.....................................   1,722       851       45       30
     Prior-service costs..................................      20        28       (2)       9
     Transition asset.....................................      --        (1)      --       --
                                                            ------    ------    -----     ----
  Net amount recognized at December 31....................  $1,156    $1,041    $ (56)    $(54)
                                                            ------    ------    -----     ----
Amounts recognized in the statement of financial position
  Prepaid benefit cost....................................  $  170    $1,070    $  --     $ --
  Accrued benefit cost....................................    (542)      (36)     (56)     (54)
  Intangible assets.......................................      18         1       --       --
  Accumulated other comprehensive income..................   1,510         6       --       --
                                                            ------    ------    -----     ----
  Net amount recognized at December 31....................  $1,156    $1,041    $ (56)    $(54)
                                                            ------    ------    -----     ----

     The impact of pension plans on income from continuing operations was as follows:

                                                              2002     2001    2000
(In millions)                                                 -----    -----   -----
Service cost of benefits earned.............................  $ (35)   $ (30)  $ (30)
Interest cost on benefit obligations........................   (237)    (231)   (224)
Expected return on plan assets..............................    385      373     349
Prior-service cost..........................................     (5)      (5)     (6)
SFAS No. 87 transition gain.................................      1        6      19
                                                              -----    -----   -----
Total pension-plan income...................................  $ 109    $ 113   $ 108
                                                              -----    -----   -----

     Actuarial assumptions used for the pension plans are shown below.

SEPTEMBER 30                                                  2002    2001    2000
                                                              ----    ----    ----
Actuarial assumptions
  Discount rate.............................................  6.75%   7.25%   7.5%
  Compensation increases....................................   4.9     4.9    4.9
  Return on assets..........................................   9.0     9.5    9.5

     For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets were $3,326 million, $3,252 million, and $2,711 million, respectively, at September 30, 2002, and $84 million, $74 million, and $39 million, respectively, at September 30, 2001.

     The impact of postretirement-benefit plans on continuing operations was as follows:

                                                                2002     2001    2000
(In millions)                                                   ----     ----    ----
Service cost of benefits earned.............................    $ 1      $ 1     $ 1
Interest cost on benefit obligations........................      6        6       5
Prior-service cost..........................................      2       --      --
Loss........................................................      2        5       1
                                                                ---      ---     ---
Total postretirement-benefit plan costs.....................    $11      $12     $ 7
                                                                ---      ---     ---

     Actuarial assumptions used to determine postretirement-benefit obligations follow.

                                                              2002    2001    2000
                                                              ----    ----    ----
Actuarial assumptions
  Health-care cost inflation trend(a).......................  12.0%   10.0%   5.0%
  Discount rate.............................................  6.75    7.25    7.5

---------------
(a) Assumed to decline to 5% over 5 years.

     Increasing the assumed health-care cost inflation rate 1% each year would increase 2002, 2001, and 2000 postretirement-benefit obligations by approximately $2 million each year; however, the aggregate of service and interest costs would not change for 2002, 2001, or 2000.

     Decreasing the assumed health-care cost inflation rate 1% each year would decrease 2002, 2001, and 2000 postretirement-benefit obligations by approximately $2 million each year, but would not change the aggregate of service and interest costs for 2002, 2001, or 2000.

     In accordance with current Employee Retirement Income Security Act regulations, the company funded $9 million of its postretirement-benefit obligations with excess pension-plan assets in 2001.

NOTE 16. SEGMENT AND GEOGRAPHIC-AREA INFORMATION

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food-packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fibre products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative service operations and retiree-benefit income and expense.

     The accounting policies of the segments are the same as those described in
Note 2. Products are transferred between segments and among geographic areas at, as nearly as possible, market value. In 2002, Wal-Mart Stores, Inc. accounted for 10.0% of the company's sales. In general, the company's backlog of orders is not material.

     The following table sets forth certain segment information.

                                                                     SEGMENT
                                      ----------------------------------------------------------------------
                                      CONSUMER AND
                                      FOODSERVICE/   PROTECTIVE AND               RECLASSIFICATIONS
                                          FOOD          FLEXIBLE                         AND
                                       PACKAGING       PACKAGING      OTHER         ELIMINATIONS      TOTAL
(In millions)                         ------------   --------------   ------      -----------------   ------
AT DECEMBER 31, 2002, AND FOR THE
  YEAR THEN ENDED
Sales to external customers.........     $2,062           $818        $   --            $  --         $2,880
Depreciation and amortization.......        122             30             6               --            158
Income before interest, income taxes
  and minority interest.............        346(a)          62(b)         55(c)            --            463
Cumulative effect of change in
  accounting principles.............         --            (72)           --               --            (72)
Total assets........................      2,057            713           642(d)            --          3,412
Investment in affiliated
  companies.........................          1              3            --               --              4
Capital expenditures................         84             39             3               --            126
Noncash items other than
  depreciation and amortization.....         --             (4)         (109)(e)           --           (113)
AT DECEMBER 31, 2001, AND FOR THE
  YEAR THEN ENDED
Sales to external customers.........     $1,997           $815        $   --            $  --         $2,812
Depreciation and amortization.......        129             38            10               --            177
Income before interest, income
  taxes, and minority interest......        288(a)          29(b)         74(c)            --            391
Income from discontinued
  operations........................         --             --            28               --             28
Total assets........................      2,005            729         1,451(d)          (125)         4,060
Investment in affiliated
  companies.........................          1              1            --               --              2
Capital expenditures................        112             27             6               --            145
Noncash items other than
  depreciation and amortization.....         (7)            14          (106)(e)           --            (99)
AT DECEMBER 31, 2000, AND FOR THE
  YEAR THEN ENDED
Sales to external customers.........     $2,201           $851        $   --            $  --         $3,052
Depreciation and amortization.......        131             43            11               --            185
Income before interest, income
  taxes, and minority interest......        254(a)           5(b)         82(c)            --            341
Income from discontinued
  operations........................         --             --           134               --            134
Total assets........................      1,989            827         1,496(d)           (89)         4,223
Net assets of discontinued
  operations........................         --             --            72               --             72
Investment in affiliated
  companies.........................          1              2            --               --              3
Capital expenditures................        106             27             2               --            135
Noncash items other than
  depreciation and amortization.....         26             29          (113)(e)           --            (58)

(a) Includes restructuring and other charges (credits) of $(1) million and $31 million in 2001 and 2000, respectively.

(b) Includes restructuring and other charges (credits) of $(4) million, $13 million, and $39 million in 2002, 2001, and 2000, respectively.

(c) Includes pension-plan income; unallocated corporate expenses; and spin-off transaction cost reversals of $12 million and $20 million in 2001 and 2000, respectively.

(d) Includes assets related to pension plans and administrative service operations.

(e) Includes pension-plan income.

     The following table sets forth certain geographic-area information.

                                                       GEOGRAPHIC AREA
                                                     -------------------   RECLASSIFICATIONS
                                                     UNITED                       AND
                                                     STATES   FOREIGN(A)     ELIMINATIONS      TOTAL
(In millions)                                        ------   ----------   -----------------   ------
AT DECEMBER 31, 2002, AND FOR THE YEAR THEN ENDED
Sales to external customers(b).....................  $2,286      $594            $ --          $2,880
Long-lived assets(c)...............................   1,298       304              --           1,602
Total assets.......................................   2,756       656              --           3,412
AT DECEMBER 31, 2001, AND FOR THE YEAR THEN ENDED
Sales to external customers(b).....................  $2,262      $550            $ --          $2,812
Long-lived assets(c)...............................   2,203       186              --           2,389
Total assets.......................................   3,560       537             (37)          4,060
AT DECEMBER 31, 2000, AND FOR THE YEAR THEN ENDED
Sales to external customers(b).....................  $2,490      $562            $ --          $3,052
Long-lived assets(c)...............................   2,189       217              --           2,406
Total assets.......................................   3,775       601             (35)          4,341

(a) Sales to external customers and long-lived assets for individual countries (primarily in Europe) were not material.

(b) Geographic assignment is based on location of selling business.

(c) Long-lived assets include all long-term assets other than net assets of discontinued operations, goodwill, intangibles, and deferred taxes.

NOTE 17. COMMITMENTS AND CONTINGENCIES

     Capital Commitments

     The company estimates that the completion of projects authorized at December 31, 2002, and for which commitments have been made will require expenditures of approximately $90 million in 2003.

     Purchase Commitments

     The company occasionally enters into short-term forward contracts with third parties to fix a portion of the cost of certain commodities used internally. Several of such contracts for aluminum remained open at December 31, 2002.

     Lease Commitments

     Pactiv has entered into a $169 million synthetic-lease agreement with a third-party lessor and various lenders to finance the cost of its headquarters building and certain of its warehouse facilities and to facilitate additional leasing arrangements for other operating facilities. This agreement, which will expire in November 2005, contains customary terms and conditions covering, among other things, residual-value guarantees, default provisions, and financial covenants, and requires that certain financial-ratio tests be satisfied. Upon expiration of the initial lease periods for the properties, the company may extend the leases on terms negotiated with the lessors or purchase the leased assets under specified conditions. Termination of the synthetic-lease agreement, either before or at expiration, would require the company to make a termination payment of $169 million, which, in essence, represents off-balance-sheet debt in that the company might be required to obtain alternative financing to fund such a payment.

     Annual lease payments under the synthetic-lease agreement are expected to total approximately $4 million in 2003, 2004, and 2005.

     Certain of the company's facilities, equipment, and other assets are leased under long-term arrangements. Minimum lease payments under noncancelable operating leases with lease terms in excess of 1 year are expected to total $33 million, $25 million, $17 million, $13 million, and $12 million for 2003, 2004, 2005, 2006, and 2007, respectively; and $27 million for subsequent years.

     Commitments under capital leases are not significant. Total rental costs for continuing operations for 2002, 2001, and 2000 were $42 million, $40 million, and $43 million, respectively, which included minimum rentals under noncancelable operating leases of $36 million, $35 million, and $33 million for the respective periods.

     Litigation

     In May 1999, Tenneco, Pactiv (through Tenneco's former paperboard-packaging operations), and a number of containerboard manufacturers were named as defendants in a civil, class-action antitrust lawsuit pending in the U.S. district court for the Eastern District of Pennsylvania. The company also was named as a defendant in a related class-action antitrust lawsuit. The lawsuits allege that the defendants conspired to raise linerboard prices for corrugated containers and corrugated sheets from October 1, 1993, through November 30, 1995, in violation of Section 1 of the Sherman Act. The lawsuits seek treble damages of unspecified amounts, plus attorneys' fees. Pactiv's management believes that the allegations have no merit and is vigorously defending the claims. Tenneco sold its containerboard business in April 1999, prior to the spin-off of Pactiv in November 1999. In connection with the spin-off, Pactiv was assigned responsibility for defending the claims against Tenneco with respect to such lawsuit and for any liability resulting therefrom.

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

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                    CUMULATIVE
                                                          INCOME        INCOME      EFFECT OF
                                                           FROM          FROM       CHANGE IN
                                                        CONTINUING   DISCONTINUED   ACCOUNTING
                               SALES    COST OF SALES   OPERATIONS    OPERATIONS    PRINCIPLES   NET INCOME
(In millions)                  ------   -------------   ----------   ------------   ----------   ----------
2002
  First quarter..............  $  647      $  438          $ 42          $--           $(72)        $(30)
  Second quarter.............     728         494            60           --             --           60
  Third quarter..............     727         499            59           --             --           59
  Fourth quarter.............     778         536            59           --             --           59
                               ------      ------          ----          ---           ----         ----
                               $2,880      $1,967          $220          $--           $(72)        $148
                               ------      ------          ----          ---           ----         ----
2001
  First quarter..............  $  680      $  489          $ 29          $ 4           $ --         $ 33
  Second quarter.............     728         510            45           24             --           69
  Third quarter..............     694         475            45           --             --           45
  Fourth quarter.............     710         476            46           --             --           46
                               ------      ------          ----          ---           ----         ----
                               $2,812      $1,950          $165          $28           $ --         $193
                               ------      ------          ----          ---           ----         ----

                          BASIC EARNINGS PER SHARE OF COMMON STOCK         DILUTED EARNINGS PER SHARE OF COMMON STOCK
                       -----------------------------------------------   -----------------------------------------------
                                                   CUMULATIVE                                        CUMULATIVE
                                                   EFFECT OF                                         EFFECT OF
                                                   CHANGE IN                                         CHANGE IN
                       CONTINUING   DISCONTINUED   ACCOUNTING    NET     CONTINUING   DISCONTINUED   ACCOUNTING    NET
                       OPERATIONS    OPERATIONS    PRINCIPLES   INCOME   OPERATIONS    OPERATIONS    PRINCIPLES   INCOME
                       ----------   ------------   ----------   ------   ----------   ------------   ----------   ------
2002(a)
  First quarter......    $0.26         $  --         $(0.45)    $(0.19)    $0.26         $  --         $(0.45)    $(0.19)
  Second quarter.....     0.38            --             --       0.38      0.38            --             --       0.38
  Third quarter......     0.37            --             --       0.37      0.37            --             --       0.37
  Fourth quarter.....     0.37            --             --       0.37      0.37            --             --       0.37
                         -----         -----         ------     ------     -----         -----         ------     ------
                         $1.38         $  --         $(0.45)    $ 0.93     $1.37         $  --         $(0.45)    $ 0.92
                         -----         -----         ------     ------     -----         -----         ------     ------
2001(a)
  First quarter......    $0.18         $0.02         $   --     $ 0.20     $0.18         $0.02         $   --     $ 0.20
  Second quarter.....     0.28          0.15             --       0.43      0.28          0.15             --       0.43
  Third quarter......     0.28            --             --       0.28      0.28            --             --       0.28
  Fourth quarter.....     0.29            --             --       0.29      0.29            --             --       0.29
                         -----         -----         ------     ------     -----         -----         ------     ------
                         $1.04         $0.17         $   --     $ 1.21     $1.03         $0.17         $   --     $ 1.20
                         -----         -----         ------     ------     -----         -----         ------     ------

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

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements included in this Annual Report on Form 10-K, including statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the notes to the financial statements, are "forward-looking statements." All statements other than statements of historical fact, including statements regarding prospects and future results, are forward-looking. These forward-looking statements generally can be identified by the use of terms and phrases such as "will", "believe", "anticipate", "may", "might", "could", "expect", "estimated", "projects", "intends", "foreseeable future", and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable and makes the statements in good faith, actual results almost always vary from expected results, and the differences could be material. Following are factors that might cause the company's actual results to differ materially from future results expressed or implied by these forward-looking statements:

     - Changes in consumer demand and selling prices for the company's products, including new products that the company or its competitors may introduce, that could impact sales and margins. The company operates in a very competitive environment, in which product innovation and development has historically been key to obtaining and maintaining market share and margins.

     - Material substitutions and changes in costs of raw materials, including plastic resins, labor, or utilities that could impact the company's expenses and margins. Plastic resin prices are impacted by the price of oil and natural gas. Oil and natural gas prices are affected by numerous factors, including overall economic activity, geopolitical situations (particularly involving oil-exporting regions), and governmental policies and regulation.

     - Changes in laws or governmental actions, including changes in regulations such as those relating to air emissions or plastics generally.

     - Although the company believes it has adequate sources of liquidity for its operations, the availability or cost of capital could impact growth or acquisition opportunities.

     - Workforce factors such as strikes or other labor interruptions.

     - The general economic, political, and competitive conditions in countries in which the company operates, including currency fluctuations and other risks associated with operating outside of the U.S. may impact not only demand for the company's products, but also the prices of raw materials and costs of manufacturing.

     - As discussed under the caption "Critical Accounting Policies -- Pension Plans," changes in assumptions regarding the long-term rate of return on pension assets and the discount rate and other assumptions, as well as the level of amortization of actuarial gains and losses, could have a material affect on net income and shareholders' equity.

     - The company's ability to realize anticipated savings from its restructuring plans.

     - Changes enacted by the Securities and Exchange Commission, the Financial Accounting Standards Board, or other regulatory or accounting bodies. See "Changes in Accounting Principles."

     - The company's ability to integrate new businesses that it may acquire.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in accountants, nor has there been any disagreement on any matter of accounting principles or practices of financial disclosure, which in either case is required to be reported pursuant to this
Item 9.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the company's executive officers required by this
Item 10 is set forth in Item 4.1 of Part I, "Executive Officers of the Registrant." Information regarding the company's directors required by this Item 10 is included in the company's Proxy Statement related to its May 16, 2003, Annual Meeting of Shareholders, and is incorporated by reference herein. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 is included in the company's Proxy Statement related to its May 16, 2003, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding the compensation of the certain of the company's executive officers required by this Item 11 is included in the company's Proxy Statement related to its May 16, 2003, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table summarizes the company's equity-compensation plans at December 31, 2002.

                                                                                          NUMBER OF SHARES
                                              NUMBER OF SHARES                             OF COMMON STOCK
                                               OF COMMON STOCK                           REMAINING AVAILABLE
                                              TO BE ISSUED UPON     WEIGHTED-AVERAGE     FOR FUTURE ISSUANCE
                                                 EXERCISE OF        EXERCISE PRICE OF       UNDER EQUITY
PLAN CATEGORY                                OUTSTANDING OPTIONS   OUTSTANDING OPTIONS   COMPENSATION PLANS
-------------                                -------------------   -------------------   -------------------
Equity-compensation plans approved by
  shareholders.............................      14,803,965(1)           $21.19              12,106,292
Equity-compensation plans not approved by
  shareholders.............................         538,002(2)           $14.97(3)            2,686,747(4)
                                                 ----------              ------              ----------
Total......................................      14,896,576              $21.15              14,793,039
                                                 ----------              ------              ----------

(1) Includes outstanding options and performance share awards. The outstanding performance share awards are subject to vesting based on future performance criteria and/or continued employment, and all such awards may be paid in stock or in cash, at the discretion of the Compensation Committee.

(2) Includes shares purchased, or available for purchase, by employees pursuant to the Pactiv Corporation Employee Stock Purchase Plan, which allows U.S. and Canadian employees to purchase Pactiv common stock at a 15% discount, subject to an annual limitation of $21,240. See Note 12 to the financial statements for additional information regarding the Employee Stock Purchase Plan. As of December 31, 2002, there were pending purchases for 92,611 shares (shares that employees had elected to purchase and paid the purchase price), which were issued in early January 2003. Also includes units (Common Stock Equivalents) invested in the Pactiv Common Stock Index under the Pactiv Corporation Deferred Compensation Plan. Under the Deferred Compensation Plan, directors and officers may defer receipt of all or a portion of their retainer, bonus or other incentive compensation, in which event such deferred amounts will be "indexed" against the investment options selected by the participant. One of the investment options is the Pactiv Common Stock Index. If a participant has selected the Pactiv Common Stock Index, at the end of the deferral period (ordinarily upon termination of employment or service as a director), the participant may receive cash or Pactiv common stock. As of December 31. 2002, there were 445,391 units of Common Stock Equivalents held in the Pactiv Common Stock Index Fund under the Deferred Compensation Plan.

(3) Represents the purchase price for the pending purchase (as of December 31, 2002) of 92,611 shares purchased under the Employee Stock Purchase Plan. No amount is included in this calculation with respect to the units held under the Deferred Compensation Plan.

(4) Represents shares reserved for issuance under the Employee Stock Purchase Plan as of December 31, 2002, less shares for which as of such date employees had elected to purchase and paid for (through payroll deductions) but which had not yet been issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item 13 is included in the company's Proxy Statement related to its May 16, 2003, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 14. CONTROLS AND PROCEDURES

     The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), and the company and such officers have concluded that such controls and procedures are adequate and effective. The company completed its evaluation of such controls and procedures in connection with the preparation of this annual report on Form 10-K on February 12, 2003.

     There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index of Financial Statements of Pactiv Corporation and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 15

                                                              PAGE
                                                              ----
Schedule II -- Valuation and qualifying accounts -- three
  years ended December 31, 2002.............................   56

SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I -- Condensed financial information of
  registrant................................................
Schedule III -- Real estate and accumulated depreciation....
Schedule IV -- Mortgage loans on real estate................
Schedule V -- Supplemental information concerning
  property -- casualty insurance operations.................

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

                COLUMN A                   COLUMN B            COLUMN C             COLUMN D    COLUMN E
----------------------------------------  ----------   -------------------------   ----------   ---------
                                                               ADDITIONS
                                                       -------------------------
                                                       CHARGED TO
                                                       (REVERSED
                                          BALANCE AT     FROM)                                   BALANCE
                                          BEGINNING    COSTS AND                                AT END OF
              DESCRIPTION                  OF YEAR      EXPENSES    ACQUISITIONS   DEDUCTIONS     YEAR
              -----------                 ----------   ----------   ------------   ----------   ---------
Allowance for doubtful accounts
  Year ended December 31, 2002..........     $12          $(5)          $ 3           $(1)         $11
  Year ended December 31, 2001..........      17            8            --            13           12
  Year ended December 31, 2000..........      11           13            --             7           17

REPORTS ON FORM 8-K

     The company filed no reports on Form 8-K during the quarter ended December 31, 2002.

INDEX OF EXHIBITS

     The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Exhibits designated with an asterisk are filed with this report; all other exhibits are incorporated by reference.)

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   2          Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
              Pactiv Corporation's Current Report on Form 8-K dated
              November 11, 1999, File No. 1-15157).
   3.1        Restated Certificate of Incorporation of the registrant
              (incorporated herein by reference to Exhibit 3.1 to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.2        Amended and Restated By-laws of the registrant adopted May
              17, 2001(incorporated herein by reference to Exhibit 3.2 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 2001, File No. 1-15157).
   4.1        Specimen Stock Certificate of Pactiv Corporation Common
              Stock (incorporated herein by reference to Exhibit 4.1 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.2        Qualified Offer Plan Rights Agreement, dated as of November
              4, 1999, by and between the registrant and First Chicago
              Trust Company of New York, as Rights Agent (incorporated
              herein by reference to Exhibit 4.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.2(a)     Amendment No. 1 to Rights Agreement, dated as of November 7,
              2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit
              4.4(a) to Pactiv Corporation's Registration Statement on
              Form S-8, File No. 333-101121).
   4.3(a)     Indenture, dated September 29, 1999, by and between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.1 to Tenneco
              Packaging Inc.'s Registration Statement on Form S-4, File
              No. 333-82923).
   4.3(b)     First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(b) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)     Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(c) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)     Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(d) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(e)     Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(e) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   4.3(f)     Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(f) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.4        Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
              Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
   9          None.
  10.1        Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
              herein by reference to Exhibit 16.1 to Tenneco Inc.'s
              Current Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.2        Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
              Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.3        Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
              registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
              for quarterly period ended September 30, 1999, File No.
              1-12387).
  10.4        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Executive Incentive Compensation Plan (incorporated
              herein by reference to Exhibit 10.5 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.5        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.6        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Change in Control Severance Benefit Plan for Key
              Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.7        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Deferred Compensation Plan (incorporated herein by
              reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.8        Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.9        Employment Agreement, dated as of March 11, 1997, by and
              between Richard L. Wambold and Tenneco Inc. (incorporated
              herein by reference to Exhibit 10.17 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.10       Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.11       Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.12       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.13       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.14       Pactiv Corporation 2002 Incentive Compensation Plan
              (incorporated herein by reference to Exhibit 4.7 to Pactiv
              Corporation's Registration Statement on Form S-8, File No.
              333-101121).
  11          None.
 *12          Computation of Ratio of Earnings to Fixed Charges.
  13          None.
  15          None.
  16          None.
  18          None.
 *21          List of subsidiaries of Pactiv Corporation.
  22          None.
 *23.1        Consent of Ernst & Young LLP.
 *23.2        Pactiv Corporation explanation concerning absence of current written consent of Arthur Andersen LLP.
 *24          Powers of Attorney for the following directors of Pactiv
              Corporation: Larry D. Brady, Robert J. Darnall, Mary R.
              (Nina) Henderson, Roger B. Porter, Paul T. Stecko, Norman H.
              Wesley.
 *99.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 *99.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

*Filed herewith

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

Date: March 25, 2003

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

/s/ RICHARD L. WAMBOLD                               Chairman, President, Chief           March 25, 2003
------------------------------------------------       Executive Officer and Director
     Richard L. Wambold                                (principal executive officer)

/s/ ANDREW A. CAMPBELL                               Senior Vice President and Chief      March 25, 2003
------------------------------------------------       Financial Officer (principal
     Andrew A. Campbell                                financial and accounting
                                                       officer)

/s/ LARRY D. BRADY*                                  Director                             March 25, 2003
------------------------------------------------
     Larry D. Brady

                                                     Director
------------------------------------------------
     K. Dane Brooksher

/s/ ROBERT J. DARNALL*                               Director                             March 25, 2003
------------------------------------------------
     Robert J. Darnall

/s/ MARY R. (NINA) HENDERSON*                        Director                             March 25, 2003
------------------------------------------------
     Mary R. (Nina) Henderson

/s/ ROGER B. PORTER*                                 Director                             March 25, 2003
------------------------------------------------
     Roger B. Porter

/s/ PAUL T. STECKO*                                  Director                             March 25, 2003
------------------------------------------------
     Paul T. Stecko

/s/ NORMAN H. WESLEY*                                Director                             March 25, 2003
------------------------------------------------
     Norman H. Wesley


 *By:   /s/ JAMES V. FAULKNER, JR.                                                        March 25, 2003
         -----------------------------------------
              James V. Faulkner, Jr.
              Attorney-in-fact

                                 CERTIFICATION

I, Richard L. Wambold, the principal executive officer of Pactiv Corporation (the "company"), certify that:

     1. I have reviewed this annual report on Form 10-K for the company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this annual report;

     4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The company's other certifying officer and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the company's board of directors:

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. The company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ RICHARD L. WAMBOLD
---------------------------------------------
Richard L. Wambold
Principal Executive Officer

                                 CERTIFICATION

I, Andrew A. Campbell, the principal financial officer of Pactiv Corporation (the "company"), certify that:

     1. I have reviewed this annual report on Form 10-K for the company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this annual report;

     4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The company's other certifying officer and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the company's board of directors:

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. The company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ ANDREW A. CAMPBELL
---------------------------------------------
Andrew A. Campbell
Principal Financial Officer