Form 10-K/A
period 2002-12-31
PACTIV CORP
filed 2003-03-28
CIK 1089976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:


                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
----------------------------------------------          ------------------------
      Common Stock ($.01 par value) and                  New York Stock Exchange
  associated Preferred Stock Purchase Rights

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

                                                  Yes [X] No [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value is computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter.

CLASS OF VOTING STOCK AND NUMBER OF SHARES          MARKET VALUE OF COMMON STOCK
  HELD BY NON-AFFILIATES AT JUNE 28, 2002              HELD BY NON-AFFILIATES
------------------------------------------          ----------------------------
     COMMON STOCK 157,485,313 SHARES                       $3,748,150,447

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value). 159,147,846 shares outstanding as of February 28, 2003.
(See Note 12 to the Financial Statements.)

DOCUMENTS INCORPORATED BY REFERENCE:

                                                        PART OF THE FORM 10-K
                   DOCUMENT                             INTO WHICH INCORPORATED
                   --------                             -----------------------
Pactiv Corporation's Definitive Proxy Statement              Part III
for the Annual Meeting of Shareholders to be held May 16, 2003

                                EXPLANATORY NOTE

         This amendment to Pactiv Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, is being filed to correct a typographical error in the tabular presentation of the company's equity-compensation plans contained in Item 12. The total number of shares of common stock issuable under plans shown in the left column of the table appearing in Item 12 (page 53) has been revised to 15,341,967. No revisions have been made to the Pactiv Corporation financial statements or any other disclosures contained in the Annual Report.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


     The following table summarizes the company's equity-compensation plans at December 31, 2002.

                                                                                         Number of shares
                                                                                         of common stock
                                      Number of shares of        Weighted-average           remaining
                                      common stock to be             exercise             available for
                                          issued upon                price of            future issuance
                                          exercise of              outstanding             under equity
        Plan category                 outstanding options            options            compensation plans
-------------------------------      ---------------------       ---------------       --------------------
Equity-compensation plans
approved by shareholders                  14,803,965(1)             $21.19                 12,106,292

Equity-compensation plans not
approved by shareholders                     538,002(2)             $14.97(3)               2,686,747(4)
                                          ----------                ------                 ----------
Total                                     15,341,967                $21.15                 14,793,039
                                          ----------                ------                 ----------


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

                                              PACTIV CORPORATION

                                              By:
                                                 /s/ RICHARD L. WAMBOLD
                                                 -------------------------------
                                                 Richard L. Wambold
                                                 Chairman, President and
                                                 Chief Executive Officer
Date: March 28, 2003

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


                  SIGNATURE                                            TITLE                           DATE
                  ---------                                            -----                           ----
/s/       RICHARD L. WAMBOLD                             Chairman, President, Chief Executive        March 28, 2003
---------------------------------------------            Officer and Director (principal
          Richard L. Wambold                             executive officer)



/s/       ANDREW A. CAMPBELL                             Senior Vice President and Chief             March 28, 2003
---------------------------------------------            Financial Officer (principal
          Andrew A. Campbell                             financial and accounting officer)



/s/       LARRY D. BRADY*                                Director                                    March 28, 2003
---------------------------------------------
          Larry D. Brady


                                                         Director
---------------------------------------------
          K. Dane Brooksher


/s/       ROBERT J. DARNALL*                             Director                                    March 28, 2003
---------------------------------------------
          Robert J. Darnall


/s/       MARY R. (NINA) HENDERSON*                      Director                                    March 28, 2003
---------------------------------------------
          Mary R. (Nina) Henderson


/s/       ROGER B. PORTER*                               Director                                    March 28, 2003
---------------------------------------------
          Roger B. Porter


/s/       PAUL T. STECKO*                                Director                                    March 28, 2003
---------------------------------------------
          Paul T. Stecko


/s/       NORMAN H. WESLEY*                              Director                                    March 28, 2003
---------------------------------------------
          Norman H. Wesley


*By: /s/ JAMES V. FAULKNER, JR.                                                                      March 28, 2003
     ----------------------------------------
          James V. Faulkner, Jr.
          Attorney-in-fact


                                  CERTIFICATION

I, Richard L. Wambold, the principal executive officer of Pactiv Corporation (the "company"), certify that:

1. I have reviewed this annual report on Form 10-K for the company, as amended by the Form 10-K/A filed on this date; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.


Date:  March 28, 2003


/s/   RICHARD L. WAMBOLD
-------------------------------
Richard L. Wambold
Principal Executive Officer

                                  CERTIFICATION

I, Andrew A. Campbell, the principal financial officer of Pactiv Corporation (the "company"), certify that:

1. I have reviewed this annual report on Form 10-K for the company, as amended by the Form 10-K/A filed on this date; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.



Date:  March 28, 2003


/s/  ANDREW A. CAMPBELL
----------------------------------
Andrew A. Campbell
Principal Financial Officer