Form 10-K/A
period 2002-12-31
PACTIV CORP
filed 2003-04-09
CIK 1089976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 2

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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                          ON WHICH REGISTERED
              -------------------                          -------------------
Common Stock ($.01 par value) and associated             New York Stock Exchange
       Preferred Stock Purchase Rights

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


  CLASS OF VOTING STOCK AND NUMBER OF SHARES        MARKET VALUE OF COMMON STOCK
   HELD BY NON-AFFILIATES AT JUNE 28, 2002              HELD BY NON-AFFILIATES
  ------------------------------------------            ----------------------
      COMMON STOCK 157,485,313 SHARES                      $3,748,150,447

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value). 159,147,846 shares outstanding as of February 28, 2003. (See Note 12 to the Financial Statements.)

DOCUMENTS INCORPORATED BY REFERENCE:

                                                         PART OF THE FORM 10-K
           DOCUMENT                                     INTO WHICH INCORPORATED
           --------                                     -----------------------
Pactiv Corporation's Definitive Proxy                         Part III
Statement for the Annual Meeting of
Shareholders to be held May 16, 2003

                                EXPLANATORY NOTE

         This amendment to Pactiv Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, is being filed to correct an error in the tabular presentation of the company's property, plant, and equipment contained in Note 10 to the financial statements of the Annual Report. The gross values of the company's property, plant, and equipment and accumulated depreciation at December 31, 2002, have been revised to $2,167 million, and $801 million, respectively. There is no impact from this change on Pactiv Corporation's financial statements or any other disclosures contained in the Annual Report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX OF THE FINANCIAL STATEMENTS OF PACTIV CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES



                                                                                                        PAGE*
Report of independent auditors.......................................................................     3
Statement of income for each of the three years in the period ended December 31, 2002................     5
Statement of financial position at December 31, 2002 and 2001........................................     6
Statement of cash flows for each of the three years in the period ended December 31, 2002............     7
Statement of changes in shareholders' equity and comprehensive income (loss) for each
   of the three years in the period ended December 31, 2002..........................................     8
Notes to financial statements........................................................................     9


*Page references are to pages in this Form 10-K/A No. 2.

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


/s/ ARTHUR ANDERSEN LLP
Chicago, Illinois
January 22, 2002

CONSOLIDATED STATEMENT OF INCOME


FOR YEARS ENDED DECEMBER 31
(In millions, except share and per-share data)                                      2002               2001               2000
                                                                                ------------       ------------       ------------
SALES
   Consumer and Foodservice/Food Packaging                                      $      2,062       $      1,997       $      2,201
   Protective and Flexible Packaging                                                     818                815                851
                                                                                ------------       ------------       ------------
                                                                                       2,880              2,812              3,052
                                                                                ------------       ------------       ------------
COSTS AND EXPENSES
   Cost of sales, excluding depreciation and amortization                              1,967              1,950              2,235
   Selling, general, and administrative                                                  296                288                247
   Depreciation and amortization                                                         158                177                185
   Other (income) expense, net                                                           ---                  6                 (6)
   Restructuring and other                                                                (4)                12                 70
   Spin-off transaction                                                                  ---                (12)               (20)
                                                                                ------------       ------------       ------------
                                                                                       2,417              2,421              2,711
                                                                                ------------       ------------       ------------

INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY INTEREST                      463                391                341
Interest expense, net of interest capitalized                                             96                107                134
Income tax expense                                                                       146                118                 91
Minority interest                                                                          1                  1                  3
                                                                                ------------       ------------       ------------

INCOME FROM CONTINUING OPERATIONS                                                        220                165                113
Income from discontinued operations, net of income tax                                   ---                 28                134
                                                                                ------------       ------------       ------------

Income before cumulative effect of change in accounting principles                       220                193                247
Cumulative effect of change in accounting principles, net of income tax                  (72)               ---                ---
                                                                                ------------       ------------       ------------

NET INCOME                                                                      $        148       $        193       $        247
                                                                                ------------       ------------       ------------

EARNINGS PER SHARE
Average number of shares of common stock outstanding
   Basic                                                                         158,618,274        158,833,296        161,722,021
   Diluted                                                                       160,613,075        159,527,170        161,778,740

Basic earnings per share of common stock
   Continuing operations                                                        $       1.38       $       1.04       $       0.70
   Discontinued operations                                                               ---               0.17               0.83
   Cumulative effect of change in accounting principles                                (0.45)               ---                ---
                                                                                ------------       ------------       ------------
                                                                                $       0.93       $       1.21       $       1.53
                                                                                ------------       ------------       ------------
Diluted earnings per share of common stock
   Continuing operations                                                        $       1.37       $       1.03       $       0.70
   Discontinued operations                                                               ---               0.17               0.83
   Cumulative effect of change in accounting principles                                (0.45)               ---               ---
                                                                                ------------       ------------       ------------
                                                                                $       0.92       $       1.20       $       1.53
                                                                                ------------       ------------       ------------


The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION


AT DECEMBER 31 (In millions, except share data)                                       2002             2001
                                                                                     ------           ------
ASSETS
Current assets
   Cash and temporary cash investments                                               $  127           $   41
   Accounts and notes receivable
      Trade, less allowances of $11 and $12 in the respective periods                   329              259
      Income taxes                                                                      ---                8
      Other                                                                              29               21
   Inventories                                                                          368              332
   Deferred income taxes                                                                 23               36
   Prepayments and other                                                                 28               43
                                                                                     ------           ------

   Total current assets                                                                 904              740
                                                                                     ------           ------

Property, plant, and equipment, net                                                   1,366            1,273
                                                                                     ------           ------

Other assets
   Goodwill                                                                             612              615
   Intangible assets, net                                                               294              293
   Deferred income taxes                                                                 --               21
   Pension assets, net                                                                  170            1,045
   Other                                                                                 66               73
                                                                                     ------           ------

   Total other assets                                                                 1,142            2,047
                                                                                     ------           ------

TOTAL ASSETS                                                                         $3,412           $4,060
                                                                                     ------           ------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt, including current maturities of long-term debt                   $   13           $    7
   Accounts payable                                                                     217              201
   Taxes accrued                                                                         11               10
   Interest accrued                                                                       9                9
   Accrued liabilities                                                                  191              167
   Other                                                                                 60               65
                                                                                     ------           ------

   Total current liabilities                                                            501              459
                                                                                     ------           ------

Long-term debt                                                                        1,224            1,211
                                                                                     ------           ------
Deferred income taxes                                                                   140              594
                                                                                     ------           ------
Pension and postretirement benefits                                                     586               52
                                                                                     ------           ------
Deferred credits and other liabilities                                                   43               47
                                                                                     ------           ------
Minority interest                                                                        21                8
                                                                                     ------           ------
Shareholders' equity
   Common stock (158,681,918 and 159,431,382 shares issued and outstanding after deducting 13,101,457 and 11,759,094 shares held in treasury in the
     respective periods)                                                                  2                2
   Premium on common stock and other capital surplus                                  1,379            1,398
   Accumulated other comprehensive loss                                                (975)             (54)
   Retained earnings                                                                    491              343
                                                                                     ------           ------

   Total shareholders' equity                                                           897            1,689
                                                                                     ------           ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $3,412           $4,060
                                                                                     ------           ------



The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS


FOR THE YEARS ENDED DECEMBER 31 (In millions)                                       2002               2001              2000
                                                                                   ------             ------            ------
OPERATING ACTIVITIES
Income from continuing operations                                                  $  220             $  165            $  113
Adjustments to reconcile income from continuing operations to cash provided by continuing operations
   Depreciation and amortization                                                      158                177               185
   Deferred income taxes                                                              101                112                72
   Restructuring and other                                                             (4)                12                70
   Noncash retirement benefits, net                                                  (109)              (104)             (100)
   Changes in components of working capital
      (Increase) decrease in receivables                                              (40)                (1)               20
      (Increase) decrease in inventories                                               (9)                25                 4
      (Increase) decrease in prepayments and other current assets                       3                 (7)               (7)
      Increase (decrease) in accounts payable                                           4                  1               (24)
      Increase (decrease) in taxes accrued                                             35                 22               (24)
      Decrease in interest accrued                                                    ---                 (5)               (3)
      Increase (decrease) in other current liabilities                                 10                (27)                4
   Other                                                                               15                  1               (20)
                                                                                   ------             ------            ------

CASH PROVIDED BY OPERATING ACTIVITIES                                                 384                371               290
                                                                                   ------             ------            ------

INVESTING ACTIVITIES

Net proceeds related to sale of discontinued operations                               ---                 87               394
Net proceeds from sale of businesses and assets                                         7                 69                50
Expenditures for property, plant, and equipment                                      (126)              (145)             (135)
Acquisitions of businesses and assets                                                (125)               (13)               (5)
Investments and other                                                                 ---                  1                (2)
                                                                                   ------             ------            ------

CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                         (244)               (1)               302
                                                                                   ------             ------            ------

FINANCING ACTIVITIES
Issuance of common stock                                                               11                 16                15
Purchase of common stock                                                              (40)               ---              (100)
Purchase of preferred stock                                                           ---                (15)              ---
Issuance of long-term debt                                                            ---                ---                36
Retirement of long-term debt                                                          (22)              (348)             (221)
Net decrease in short-term debt, excluding current maturities of
     long-term debt                                                                    (6)                (7)             (308)
                                                                                   ------             ------            ------

CASH USED BY FINANCING ACTIVITIES                                                    (57)               (354)             (578)
                                                                                   ------             ------            ------
Effect of foreign-exchange rate changes on cash and temporary
   cash investments                                                                     3                 (1)              ---
                                                                                   ------             ------            ------
INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS                                        86                 15                14
Cash and temporary cash investments, January 1                                         41                 26                12
                                                                                   ------             ------            ------

CASH AND TEMPORARY CASH INVESTMENTS, DECEMBER 31                                   $  127             $   41            $   26
                                                                                   ------             ------            ------

SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid during year for interest                                                 $   97             $  114            $  139
Cash paid (refunded) for income taxes                                                  18                (16)               39



The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)


                                                 Premium on                         Accumulated
                                                common stock       Retained            other              Total           Total
                                     Common       and other        earnings        comprehensive      shareholders'   comprehensive
(Dollars in millions)                stock     capital surplus    (deficit)        income (loss)         equity           income
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999            $2           $1,468           ($96)               ($24)            $1,350
Premium on common stock issued
    (1,565,233 shares)                                 15                                                    15
Treasury stock repurchased                          (100)                                                  (100)
    (11,742,951 shares)
Change in net unrealized gains
    and losses                                                                            42                 42           $  42
Translation of foreign-currency
    statements                                                                           (15)               (15)            (15)
Net income                                                            247                                   247             247
                                                                                                                          -----
Total comprehensive income                                                                                                  274
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2000             2            1,383             151                  3              1,539
Premium on common stock issued
    (1,254,445 shares)                                 15                                                    15
Change in net unrealized gains
    and losses                                                                           (42)               (42)            (42)
Translation of foreign currency
    statements                                                                            (7)                (7)             (7)
Additional minimum pension
    liability adjustment, net of
    tax of $2                                                                             (3)                (3)             (3)
Purchase of preferred stock                                            (1)                                   (1)
Change in unrealized losses on
    interest-rate swaps                                                                   (5)                (5)             (5)
Net income                                                            193                                   193             193
                                                                                                                          -----
Total comprehensive income                                                                                                  136
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001             2            1,398             343                (54)             1,689
Premium on common stock issued
    (1,369,545 shares)                                 21                                                    21
Treasury stock repurchased
    (2,119,009 shares)                                (40)                                                  (40)
Translation of foreign-currency
    statements                                                                            42                 42              42
Additional minimum pension
    liability adjustment, net of
    tax of $538                                                                         (966)              (966)           (966)
Change in unrealized losses on
    interest-rate swaps                                                                    3                  3               3
Net income                                                            148                                   148             148
                                                                                                                          -----
Total comprehensive loss                                                                                                  ($773)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002            $2           $1,379            $491              ($975)            $  897
-------------------------------------------------------------------------------------------------------------------------------


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


NOTE 2. SUMMARY OF ACCOUNTING POLICIES

     Consolidation

     The financial statements of the company include all majority-owned subsidiaries. Investments in 20%- to 50%-owned companies in which Pactiv has the ability to exert significant influence over operating and financial policies are carried at cost plus share of equity in undistributed earnings since date of acquisition. All significant intercompany transactions are eliminated.

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


(Dollars, in millions, except for earnings per-share)                        2002             2001              2000
                                                                           -------           ------            ------
Net income                                                                 $   148           $  193            $  247
After-tax adjustment of stock-based compensation costs:
   Intrinsic-value method                                                        4                2                 2
   Fair-value method                                                           (13)             (11)              (12)
                                                                           -------           ------            ------
Pro forma                                                                  $   139           $  184            $  237
                                                                           -------           ------            ------

EARNINGS PER SHARE
Basic                                                                      $  0.93            $1.21            $ 1.53
Adjustment of stock-based compensation costs:
   Intrinsic-value method                                                     0.02             0.01              0.01
   Fair-value method                                                         (0.08)           (0.07)            (0.07)
                                                                           -------           ------            ------
Pro forma                                                                  $  0.87           $ 1.15            $ 1.47
                                                                           -------           ------            ------

Diluted                                                                    $  0.92           $ 1.20            $ 1.53
Adjustment of stock-based compensation costs:
   Intrinsic-value method                                                     0.02             0.01              0.01
   Fair-value method                                                         (0.08)           (0.07)            (0.07)
                                                                           -------           ------            ------
Pro forma                                                                  $  0.86           $ 1.14            $ 1.47
                                                                           -------           ------            ------


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

     Amounts related to the restructuring activities are shown in the following table.


                                                                            ASSET
(In millions)                                          SEVERANCE         IMPAIRMENT        OTHER          TOTAL
                                                       ---------         ----------        -----          -----
Balance at December 31, 1999                             $  8               $---           $  1           $  9
2000 restructuring charge                                  10                 56              5             71
Cash payments                                              (6)               ---            ---             (6)
Charged to asset accounts                                 ---                (56)           ---            (56)
Reversal of prior charge                                  ---                ---             (1)            (1)
                                                         ----               ----           ----           ----
Balance at December 31, 2000                               12                ---              5             17
                                                         ----               ----           ----           ----

2001 restructuring charge                                   6                 11              1             18
Cash payments                                              (7)               ---             (1)            (8)
Charged to asset accounts                                 ---                (11)           ---            (11)
Reversal of prior charge                                   (3)                (3)           ---             (6)
Changes in estimates                                       (2)                 3             (1)           ---
                                                         ----               ----           ----           ----
Balance at December 31, 2001                             $  6               $---           $  4           $ 10
                                                         ----               ----           ----           ----

Cash payments                                              (6)               ---             (2)            (8)
                                                         ----               ----           ----           ----
Balance at December 31, 2002                             $---               $---           $  2           $  2
                                                         ----               ----           ----           ----


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


                                                                                                PRO FORMA
                                                                                        ------------------------
YEARS ENDED DECEMBER 31 (In millions, except earnings per share)                         2002              2001
                                                                                        ------            ------
Sales                                                                                   $2,971            $2,963
Income from continuing operations                                                          220               168
Net income                                                                                 148               196
Earnings per share
    Continuing operations                                                                 1.37              1.05
    Net                                                                                   0.92              1.22


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

     Net assets as of December 31, 2001, and 2000, and results of operations for the years then ended for the company's discontinued paperboard packaging operations were as follows:

YEARS ENDED DECEMBER 31 (In millions)                                                    2001           2000
                                                                                         ----           ----
Net assets                                                                               $---           $ 72
                                                                                         ----           ----
Gain on sale of PCA stock                                                                  57            224
                                                                                         ----           ----
Income before interest and income taxes                                                    57            224
Income tax expense                                                                         29             90
                                                                                         ----           ----
Income from discontinued operations                                                     $  28          $ 134
                                                                                        -----          -----

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

NOTE 6. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

Long-Term Debt

DECEMBER 31 (In millions)                                                                                   2002             2001
                                                                                                           ------           ------
Pactiv Corporation
   Borrowings under 5-year, $750 million revolving-credit agreement, effective interest rate based         $   36           $   36
      on LIBOR plus 0.7%
   Notes due 2005, effective interest rate of 7.2%, net of $3 million unamortized discount                    296              295
   Notes due 2007, effective interest rate of 8.0%                                                             98               98
   Debentures due 2017, effective interest rate of 8.1%                                                       300              300
   Debentures due 2025, effective interest rate of 8.0%, net of $1 million unamortized discount               275              275
   Debentures due 2027, effective interest rate of 8.4%, net of $4 million unamortized discount               196              196
Subsidiaries
   Notes due 2003 through 2016, average effective interest rate of 4.0% in 2002 and
      9.0% in 2001                                                                                             31               14
Less current maturities                                                                                        (8)              (3)
                                                                                                           ------           ------
Total long-term debt                                                                                       $1,224           $1,211
                                                                                                           ------           ------

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

Short-Term Debt

DECEMBER 31 (In millions)                                                                                 2002             2001
                                                                                                          ----             ----
Current maturities of long-term debt                                                                      $ 8               $3
Other                                                                                                       5                4
                                                                                                          ---               --
Total short-term debt                                                                                     $13               $7
                                                                                                          ---               --

The company uses lines of credit and overnight borrowings to finance certain of its short-term capital requirements. Information regarding short-term debt is shown below.

(Dollars in millions)                                                                                  2002 (a)        2001 (a)
                                                                                                       --------        --------
Borrowings at end of year                                                                               $   5           $   4
Weighted-average interest rate on borrowings at end of year                                              10.0%           10.8%
Maximum month-end borrowings during year                                                                    7              27
Average month-end borrowings during year                                                                    3              11
Weighted-average interest rate on average month-end borrowings during year                                8.1%            8.1%

(a) Includes borrowings under committed credit facilities and uncommitted lines of credit.

Financing Arrangements

                                                                                       COMMITTED CREDIT FACILITIES (a)
                                                                    ------------------------------------------------------------
(Dollars in millions)                                               TERM             COMMITMENTS       UTILIZED        AVAILABLE
                                                                    ----             -----------       --------        ---------
Credit agreements
   5-year revolving-credit agreement                                2004             $ 750             $ 36            $ 714

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


                                                                                                    NOTIONAL AMOUNT
                                                                                                  -------------------
(In millions)                                                                                     PURCHASE       SELL
                                                                                                  --------       ----
Foreign-currency contracts
   Euros                                                                                            $50          $ 3
   British pounds                                                                                     3           49
                                                                                                    ---          ---
                                                                                                    $53          $52
                                                                                                    ---          ---



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

NOTE 8. INVENTORIES

DECEMBER 31 (In millions)                                                                         2002           2001
                                                                                                  ----           ----
Finished goods                                                                                    $244           $209
Work in process                                                                                     47             43
Raw materials                                                                                       42             50
Other materials and supplies                                                                        35             30
                                                                                                  ----           ----
                                                                                                  $368           $332
                                                                                                  ====           ====

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


(In millions, except per-share data)                                          2002              2001              2000
                                                                             ------            -----             ------
Income from continuing operations                                            $  220            $ 165             $  113
Goodwill amortization, net of tax                                                 -               14                 14
                                                                             ------            -----             ------
Adjusted income from continuing operations                                      220              179                127
Income from discontinued operations, net of tax                                   -               28                134
Cumulative effect of change in accounting
    principles, net of tax                                                      (72)              --                 --
                                                                             ------            -----             ------
Pro forma net income                                                         $  148            $ 207             $  261
                                                                             ------            -----             ------

Basic EPS
Continuing operations                                                        $ 1.38            $1.04             $ 0.70
Goodwill amortization                                                             -             0.09               0.08
                                                                             ------            -----             ------
Adjusted continuing operations                                                 1.38             1.13               0.78
Discontinued operations                                                           -             0.17               0.83
Cumulative effect of change in accounting
    principles                                                                (0.45)              --                 --
                                                                             ------            -----             ------
Pro forma EPS                                                                $ 0.93            $1.30             $ 1.61
                                                                             ------            -----             ------

Diluted EPS
Continuing operations                                                        $ 1.37            $1.03             $ 0.70
Goodwill amortization                                                            --             0.09               0.08
                                                                             ------            -----             ------
Adjusted continuing operations                                                 1.37             1.12               0.78
Discontinued operations                                                          --             0.17               0.83
Cumulative effect of change in accounting
     principles                                                               (0.45)              --                 --
                                                                             ------            -----             ------
Pro forma EPS                                                                $ 0.92            $1.29             $ 1.61
                                                                             ------            -----             ------


     Changes in the carrying value of goodwill during 2002 by operating segment are shown in the following table.

                                                        CONSUMER
                                                      FOODSERVICE/          PROTECTIVE AND
(In millions)                                        FOOD PACKAGING      FLEXIBLE PACKAGING           TOTAL
                                                     --------------      ------------------           -----
Balance, December 31, 2001                                $376                   $239                 $615
Goodwill impairment                                          -                    (83)                 (83)
Goodwill addition                                           62                      9                   71
Translation adjustment                                       -                      9                    9
                                                          ----                   ----                 ----
Balance, December 31, 2002                                $438                   $174                 $612
                                                          ----                   ----                 ----



     Intangible assets at December 31, 2002, are shown in the following table.


                                             WEIGHTED
                                           AVERAGE LIFE         CARRYING             ACCUMULATED
(Dollars in millions)                         (YEARS)            AMOUNT             AMORTIZATION        TOTAL
                                           ------------         --------            ------------        -----
Intangible assets subject to amortization:
  Patents                                      21.6                $ 186                $ 60            $ 126
  Other                                        13.4                   58                  19               39
                                                                   -----                ----            -----
                                                                     244                  79              165
Intangible assets not subject to
  amortization (primarily
  trademarks)                                                        129                 ---              129
                                                                   -----                ----            -----
Total intangible assets                                            $ 373                $ 79            $ 294
                                                                   -----                ----            -----


     Amortization expense for intangible assets was $18 million for the year ended December 31, 2002. Amortization expense is estimated to total $12 million, $12 million, $12 million, $11 million, and $11 million for 2003, 2004, 2005, 2006, and 2007, respectively.


NOTE 10. PROPERTY, PLANT, AND EQUIPMENT, NET


DECEMBER 31 (In millions)                                             2002              2001
                                                                     ------            ------
Original cost
   Land, buildings, and improvements                                 $  573            $  475
   Machinery and equipment                                            1,441             1,311
   Other, including construction in progress                            153               159
                                                                     ------            ------
                                                                      2,167             1,945
Less accumulated depreciation and amortization                         (801)             (672)
                                                                     ------            ------
                                                                     $1,366            $1,273
                                                                     ------            ------

NOTE 11. INCOME TAXES

     The domestic and foreign components of income (loss) from continuing operations before income taxes were as follows:


(In millions)                                                          2002              2001          2000
                                                                       ----              ----          ----
U.S. income before income taxes                                        $325              $276          $215
Foreign income (loss) before income taxes                                42                 8            (8)
                                                                       ----              ----          ----
Total income before income taxes                                       $367              $284          $207
                                                                       ----              ----          ----


     Following is a comparative analysis of the components of income tax expense applicable to continuing operations.


(In millions)                                                          2002             2001           2000
                                                                       ----             ----           ----
Current
   Federal                                                             $ 25             $  2           $ 10
   State and local                                                       10                5              2
   Foreign                                                                9               (1)             7
                                                                       ----             ----           ----
                                                                         44                6             19
                                                                       ----             ----           ----

Deferred
   Federal                                                               88               98             69
   State and local                                                        6                9             10
   Foreign                                                                8                5             (7)
                                                                       ----             ----           ----
                                                                        102              112             72
                                                                       ----             ----           ----
Total income tax expense                                               $146             $118           $ 91
                                                                       ----             ----           ----

     A reconciliation of the difference between the U.S. statutory federal income tax rate and the company's effective income tax rate is shown in the following table.

                                                                                  2002            2001           2000
                                                                                  ----            ----           ----
U.S. federal income tax rate                                                      35.0%           35.0%          35.0%
Increase in income tax rate resulting from:
   Foreign income taxed at various rates                                           0.5             0.4            0.5
   State and local taxes on income, net of U.S. federal income tax benefit         2.9             3.1            3.4
   Amortization of nondeductible goodwill                                          ---             1.1            3.4
   Other                                                                           1.6             1.9            1.7
                                                                                  ----            ----           ----
Effective income tax rate                                                         40.0%           41.5%          44.0%
                                                                                  ----            ----           ----



     Summarized below are the components of the company's net deferred tax liability.


DECEMBER 31 (In millions)                                                         2002            2001
                                                                                  ----            ----
Deferred tax assets
   Tax-loss carryforwards
      U.S.                                                                        $---            $  2
      State and local                                                                1               1
      Foreign                                                                       13              17
   Alternative minimum tax-credit carryforward                                     ---              26
   Pensions                                                                        130             ---
   Postretirement benefits                                                          28              51
   Restructuring reserves                                                            1              17
   Other items                                                                      57              55
   Valuation allowance                                                             (12)            (13)
                                                                                  ----            ----
    Total deferred tax assets                                                      218             156
                                                                                  ----            ----
Deferred tax liabilities
   Property and equipment                                                          250             229
   Pensions                                                                        ---             390
   Other items                                                                      85              74
                                                                                  ----            ----
   Total deferred tax liabilities                                                  335             693
                                                                                  ----            ----
Net deferred tax liabilities                                                      $117            $537
                                                                                  ----            ----


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

     Reserves

RESERVED SHARES (In thousands)


Thrift plans                                                         2,468
2002 incentive-compensation plan                                    26,911
Employee stock-purchase plan                                         2,779
                                                                    ------
                                                                    32,158
                                                                    ------


     Stock Plans

2002 Incentive-Compensation Plan - In November 1999, the company initiated a stock-ownership plan that permits the granting of a variety of awards, including common stock, restricted stock, performance shares, stock appreciation rights, and stock options to directors, officers, and employees. In May 2002, the 1999 plan was succeeded by the 2002 incentive compensation plan, and all share balances were transferred to the new plan, which will remain in effect until amended or terminated. Under the 2002 plan, up to 27 million shares of common stock can be issued (including shares issued under the prior plan), of which 15 million had been issued or granted as of December 31, 2002.

     Restricted-stock, performance-share, and stock-option awards generally require that, among other things, grantees remain with the company for certain periods of time. Performance shares granted under the plan vest upon the attainment of specified performance goals in the 3 years following the date of grant.

     Details of performance-and restricted-stock balances are shown below.


                                                                 PERFORMANCE      RESTRICTED
                                                                    SHARES          SHARES
                                                                 -----------      ----------
Outstanding, January 1, 2001                                       144,000          30,238
   Granted                                                         394,557             ---
   Canceled                                                        (10,665)            ---
                                                                   -------         -------
Outstanding, December 31, 2001                                     527,892          30,238
   Granted                                                         100,433           2,500
   Canceled                                                        (11,733)            ---
   Vested                                                             ---          (32,738)
                                                                   -------         -------
Outstanding, December 31, 2002                                     616,592             ---
                                                                   -------         -------


     Summarized below are stock options issued by Pactiv.

                                                                                 WEIGHTED-
                                                                  SHARES          AVERAGE
                                                                   UNDER          EXERCISE
                                                                  OPTION           PRICE
                                                                ----------      -----------
Outstanding, January 1, 2001                                    12,392,842         $24.34
   Granted                                                       2,509,382          16.23
   Exercised                                                       (33,283)         12.59
   Canceled                                                     (1,440,436)         29.64
                                                                ----------
Outstanding, December 31, 2001                                  13,428,505          22.29
                                                                ----------

Exercisable, December 31, 2001                                   5,607,768          32.00
                                                                ----------

Outstanding, January 1, 2002                                    13,428,505          22.29
   Granted                                                       2,288,917          17.65
   Exercised                                                      (420,064)         12.79
   Canceled                                                     (1,109,985)         30.41
                                                                ----------

Outstanding, December 31, 2002                                  14,187,373          21.19
                                                                ----------

Exercisable, December 31, 2002                                   9,324,775          23.23
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

     The weighted-average fair value of options granted by the company in 2002 ($6.17), 2001 ($6.15), and 2000 ($4.57) was determined using the Black-Scholes option-pricing model with the following assumptions:


                                                               2002             2001              2000
                                                            ---------------------------------------------
ACTUARIAL ASSUMPTIONS
      Risk-free interest rate                                     3.0%             4.3%              5.9%
      Life                                                   4.4 years        4.4 years         5.0 years
      Volatility                                                 38.7%            41.1%             36.6%


     Summarized below is information about stock options outstanding at December 31, 2002.

                                                     OUTSTANDING OPTIONS                            EXERCISABLE OPTIONS
                              ------------------------------------------------------------    -----------------------------------
                                                   WEIGHTED-
                                                    AVERAGE
                                                   REMAINING              WEIGHTED-AVERAGE                       WEIGHTED-AVERAGE
                                NUMBER          CONTRACTUAL LIFE           EXERCISE PRICE       NUMBER            EXERCISE PRICE
                              ----------        ----------------          ----------------    ---------          ----------------
RANGE OF EXERCISE PRICE
   $ 7 to $12                  2,051,452             7.8 years                 $11.65         1,322,728               $11.64
   $13 to $21                  8,069,729             8.2                        15.47         4,270,073                14.00
   $22 to $29                     15,000             9.4                        22.79               ---                22.79
   $30 to $37                  1,824,885            11.2                        34.22         1,505,667                34.22
   $38 to $45                  2,226,307             8.0                        40.00         2,226,307                40.00
                              ----------                                                      ---------
                              14,187,373                                                      9,324,775
                              ----------                                                      ---------


     See Note 2 for additional information regarding accounting for stock-based employee compensation.

     Employee Stock-Purchase Plan - The company has a stock-purchase plan that allows U.S. and Canadian employees to purchase Pactiv common stock at a 15% discount, subject to an annual limitation of $21,240. In 2002, 2001, and 2000, employees purchased 401,469 shares, 448,910 shares, and 463,412 shares, respectively, of Pactiv stock at a weighted-average price of $14.68, $10.46, and $7.25, respectively.

     Grantor Trust - In November 1999, the company established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called "rabbi trust" is designed to assure the payment of deferred-compensation and supplemental-pension benefits. These shares are not considered to be outstanding for purposes of financial reporting.

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

     Earnings Per Share

     Earnings from continuing operations per share of common stock outstanding were computed as follows:


(In millions, except share and per-share data)                             2002                  2001                   2000
                                                                           ----                  ----                   ----
BASIC EARNINGS PER SHARE
Income from continuing operations                                     $        220          $        165           $        113
                                                                      ------------          ------------           ------------
Average number of shares of common stock outstanding                   158,618,274           158,833,296            161,722,021
                                                                      ------------          ------------           ------------
Basic earnings from continuing operations per share                   $       1.38          $       1.04           $       0.70
                                                                      ------------          ------------           ------------


DILUTED EARNINGS PER SHARE
Income from continuing operations                                     $        220          $        165           $        113
                                                                      ------------          ------------           ------------
Average number of shares of common stock outstanding                   158,618,274           158,833,296            161,722,021
Effect of dilutive securities
    Restricted stock                                                           ---                18,097                    ---
    Stock options                                                        1,579,885               498,634                  1,406
    Performance shares                                                     414,916               177,143                 55,313
                                                                      ------------          ------------           ------------
Average number of shares of common stock outstanding including
    dilutive securities                                                160,613,075           159,527,170            161,778,740
                                                                      ------------          ------------           ------------

Diluted earnings from continuing operations per share                 $       1.37          $       1.03           $       0.70
                                                                      ------------          ------------           ------------


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

     Financial data pertaining to the company's pension and postretirement benefit plans appear below.

                                                                                     PENSION PLANS             POSTRETIREMENT PLANS
                                                                                ----------------------        ---------------------
(In millions)                                                                    2002            2001          2002           2001
                                                                                ------          ------        ------         ------
Changes in projected benefit obligations
   Benefit obligations at September 30 of the previous year                     $3,390          $3,195        $   96         $   77
   Currency-rate conversion                                                          7              (2)          ---            ---
   Service cost of benefits earned                                                  35              30             1              1
   Interest cost on benefit obligations                                            237             231             7             10
   Plan amendments                                                                 ---               6           (10)            11
   Actuarial losses                                                                216             166            18              8
   Benefits paid                                                                  (239)           (236)          (12)           (12)

   Participant contributions                                                       ---             ---             2              1
   Divestitures                                                                     (2)            ---           ---            ---
                                                                               -------         -------       -------        -------
   Benefit obligations at September 30                                          $3,644          $3,390        $  102         $   96
                                                                               -------         -------       -------        -------
Changes in fair value of plan assets
   Fair value at September 30 of the previous year                              $3,561          $4,508        $  ---         $  ---
   Currency rate conversion                                                          5              (2)          ---            ---
   Actual return on plan assets                                                   (269)           (709)          ---            ---
   Employer contributions                                                           (1)             (1)           10             11
   Participant contributions                                                         1               1             2              1
   Benefits paid                                                                 (239)            (236)          (12)           (12)
   Divestitures                                                                    (1)             ---           ---            ---
                                                                               -------         -------       -------        -------
   Fair value at September 30                                                   $3,057          $3,561        $  ---         $  ---
                                                                               -------         -------       -------        -------
Development of amounts recognized in the statement of financial position
   Funded status at September 30                                                $ (587)         $  171        $ (102)        $  (96)
   Contributions during the fourth quarter                                           1              (8)            3              3
   Unrecognized cost
      Actuarial losses                                                           1,722             851            45             30
      Prior-service costs                                                           20              28            (2)             9
      Transition asset                                                             ---              (1)          ---            ---
                                                                               -------         -------       -------        -------
   Net amount recognized at December 31                                         $1,156          $1,041        $  (56)        $  (54)
                                                                               -------         -------       -------        -------
Amounts recognized in the statement of financial position
   Prepaid benefit cost                                                         $  170          $1,070        $  ---         $  ---
   Accrued benefit cost                                                           (542)            (36)          (56)           (54)
   Intangible assets                                                                18               1           ---            ---
   Accumulated other comprehensive income                                        1,510               6           ---            ---
                                                                               -------         -------       -------        -------
   Net amount recognized at December 31                                         $1,156          $1,041        $  (56)        $  (54)
                                                                               -------         -------       -------        -------



     The impact of pension plans on income from continuing operations was as follows:


(In millions)                                                                                    2002          2001           2000
                                                                                                ------        ------         ------
Service cost of benefits earned                                                                 $  (35)       $  (30)        $  (30)
Interest cost on benefit obligations                                                              (237)         (231)          (224)
Expected return on plan assets                                                                     385           373            349
Prior-service cost                                                                                  (5)           (5)            (6)
SFAS No. 87 transition gain                                                                          1             6             19
                                                                                                ------        ------         ------

Total pension-plan income                                                                       $  109        $  113         $  108
                                                                                                ------        ------         ------



     Actuarial assumptions used for the pension plans are shown below.


SEPTEMBER 30                                                                                     2002          2001           2000
                                                                                                ------        ------         ------
Actuarial assumptions
   Discount rate                                                                                  6.75%         7.25%           7.5%
   Compensation increases                                                                          4.9           4.9            4.9
   Return on assets                                                                                9.0           9.5            9.5


     For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets were $3,326 million, $3,252 million, and $2,711 million, respectively, at September 30, 2002, and $84 million, $74 million, and $39 million, respectively, at September 30, 2001.

     The impact of postretirement-benefit plans on continuing operations was as follows:


(In millions)                                                                              2002         2001         2000
                                                                                          ------       ------       ------
Service cost of benefits earned                                                           $    1       $    1       $    1
Interest cost on benefit obligations                                                           6            6            5
Prior-service cost                                                                             2          ---          ---
Loss                                                                                           2            5            1
                                                                                          ------       ------       ------

Total postretirement-benefit plan costs                                                  $    11       $   12       $    7
                                                                                          ------       ------       ------

     Actuarial assumptions used to determine postretirement-benefit obligations follow.

                                                                                           2002         2001         2000
                                                                                          ------       ------       ------
Actuarial assumptions
   Health-care cost inflation trend (a)                                                     12.0 %       10.0  %       5.0 %
   Discount rate                                                                            6.75         7.25          7.5



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

                                                                                    SEGMENT
                                           --------------------------------------------------------------------------------------
                                           CONSUMER AND
                                           FOODSERVICE/        PROTECTIVE AND                          RECLASSIFICATIONS
                                               FOOD               FLEXIBLE                                    AND
(In millions)                                PACKAGING            PACKAGING           OTHER               ELIMINATIONS      TOTAL
                                           ------------        --------------        ------            -----------------    -----
AT DECEMBER 31, 2002, AND FOR THE
     YEAR THEN ENDED
Sales to external customers                   $2,062                $818             $  ---                  $ ---         $2,880
Depreciation and amortization                    122                  30                  6                    ---            158
Income before interest, income taxes
    and minority interest                        346 (a)              62 (b)             55 (c)                ---            463
Cumulative effect of change in
   accounting principles                         ---                 (72)               ---                    ---            (72)
Total assets                                   2,057                 713                642 (d)                ---          3,412
Investment in affiliated companies                 1                   3                ---                    ---              4
Capital expenditures                              84                  39                  3                    ---            126

Noncash items other than
    depreciation and amortization                ---                  (4)              (109)(e)                ---           (113)

AT DECEMBER 31, 2001, AND FOR THE
     YEAR THEN ENDED
Sales to external customers                   $1,997                $815             $  ---                  $ ---         $2,812
Depreciation and amortization                    129                  38                 10                    ---            177
Income before interest, income taxes,
   and minority interest                         288 (a)              29 (b)             74 (c)                ---            391
Income from discontinued operations              ---                 ---                 28                    ---             28
Total assets                                   2,005                 729              1,451 (d)               (125)         4,060
Investment in affiliated companies                 1                   1                ---                    ---              2
Capital expenditures                             112                  27                  6                    ---            145
Noncash items other than
   depreciation and amortization                  (7)                 14               (106)(e)                ---            (99)

AT DECEMBER 31, 2000, AND FOR THE
     YEAR THEN ENDED
Sales to external customers                   $2,201                $851             $  ---                  $ ---         $3,052
Depreciation and amortization                    131                  43                 11                    ---            185
Income before interest, income taxes,
   and minority interest                         254 (a)               5 (b)             82 (c)                ---            341
Income from discontinued operations              ---                 ---                134                    ---            134
Total assets                                   1,989                 827              1,496 (d)                (89)         4,223
Net assets of discontinued
   operations                                    ---                 ---                 72                    ---             72
Investment in affiliated companies                 1                   2                ---                    ---              3
Capital expenditures                             106                  27                  2                    ---            135
Noncash items other than
   depreciation and amortization                  26                  29               (113)(e)                ---            (58)



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

                                                                      GEOGRAPHIC AREA
                                                                 ---------------------------
                                                                 UNITED                            RECLASSIFICATIONS
(In millions)                                                    STATES           FOREIGN (a)      AND ELIMINATIONS     TOTAL
                                                                 ------           ----------       -----------------   ------
AT DECEMBER 31, 2002, AND FOR THE YEAR THEN ENDED
Sales to external customers (b)                                  $2,286              $594                $---          $2,880
Long-lived assets (c)                                             1,298               304                 ---           1,602
Total assets                                                      2,756               656                 ---           3,412
AT DECEMBER 31, 2001, AND FOR THE YEAR THEN ENDED
Sales to external customers (b)                                  $2,262              $550                $---          $2,812
Long-lived assets (c)                                             2,203               186                 ---           2,389
Total assets                                                      3,560               537                 (37)          4,060
AT DECEMBER 31, 2000, AND FOR THE YEAR THEN ENDED
Sales to external customers (b)                                  $2,490              $562                $---          $3,052
Long-lived assets (c)                                             2,189               217                 ---           2,406
Total assets                                                      3,775               601                 (35)          4,341


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

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                                CUMULATIVE
                                                                 INCOME          INCOME          EFFECT OF
                                                                  FROM            FROM           CHANGE IN
                                                               CONTINUING     DISCONTINUED      ACCOUNTING
(In millions)                    SALES       COST OF SALES     OPERATIONS      OPERATIONS       PRINCIPLES          NET INCOME
                                ------       -------------     ----------     ------------      ----------          ----------
2002
   First quarter                $  647          $  438            $ 42           $ ---             $(72)               $(30)
   Second quarter                  728             494              60             ---              ---                  60
   Third quarter                   727             499              59             ---              ---                  59
   Fourth quarter                  778             536              59             ---              ---                  59
                                ------          ------            ----           -----             ----                ----
                                $2,880          $1,967            $220           $ ---             $(72)               $148
                                ------          ------            ----           -----             ----                ----

2001
   First quarter                $  680          $  489            $ 29           $   4             $---                $ 33
   Second quarter                  728             510              45              24              ---                  69
   Third quarter                   694             475              45             ---              ---                  45
   Fourth quarter                  710             476              46             ---              ---                  46
                                ------          ------            ----           -----             ----                ----
                                $2,812          $1,950            $165           $  28             $---                $193
                                ------          ------            ----           -----             ----                ----




                              BASIC EARNINGS PER SHARE OF COMMON STOCK              DILUTED EARNINGS PER SHARE OF COMMON STOCK
                      --------------------------------------------------       ----------------------------------------------------
                                                   CUMULATIVE                                               CUMULATIVE
                                                    EFFECT OF                                                EFFECT OF
                                                    CHANGE IN                                                CHANGE IN
                      CONTINUING    DISCONTINUED   ACCOUNTING       NET        CONTINUING    DISCONTINUED   ACCOUNTING        NET
                      OPERATIONS     OPERATIONS    PRINCIPLES     INCOME       OPERATIONS     OPERATIONS    PRINCIPLES       INCOME
                      ----------    ------------   ----------     ------       ----------    ------------   ----------       ------
2002 (a)
   First quarter        $0.26          $ ---         $(0.45)      $(0.19)        $0.26          $ ---         $(0.45)        $(0.19)
   Second quarter        0.38            ---            ---         0.38          0.38            ---            ---           0.38
   Third quarter         0.37            ---            ---         0.37          0.37            ---            ---           0.37
   Fourth quarter        0.37            ---            ---         0.37          0.37            ---            ---           0.37
                        -----          -----         ------       ------         -----          -----         ------         ------
                        $1.38          $ ---         $(0.45)      $ 0.93         $1.37          $ ---         $(0.45)        $ 0.92
                        -----          -----         ------       ------         -----          -----         ------         ------

2001 (a)
   First quarter        $0.18          $0.02         $  ---       $ 0.20         $0.18          $0.02         $  ---         $ 0.20
   Second quarter        0.28           0.15            ---         0.43          0.28           0.15            ---           0.43
   Third quarter         0.28            ---            ---         0.28          0.28            ---            ---           0.28
   Fourth quarter        0.29            ---            ---         0.29          0.29            ---            ---           0.29
                        -----          -----         ------       ------         -----          -----         ------         ------
                        $1.04          $0.17         $  ---       $ 1.21         $1.03          $0.17         $  ---         $ 1.20
                        -----          -----         ------       ------         -----          -----         ------         ------


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

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 15

                                                                                                                         PAGE
                                                                                                                        -------
Schedule II - Valuation and qualifying accounts - three years ended December 31, 2002                                     31


SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I - Condensed financial information of registrant
Schedule III - Real estate and accumulated depreciation
Schedule IV - Mortgage loans on real estate
Schedule V - Supplemental information concerning property - casualty insurance operations

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                  (In millions)

                 COLUMN A                         COLUMN B                 COLUMN C                  COLUMN D         COLUMN E
-------------------------------------------     ------------    -------------------------------    ------------     -----------
                                                                          ADDITIONS
                                                                -------------------------------
                                                                 CHARGED TO
                                                                 (REVERSED
                                                BALANCE AT         FROM)                                              BALANCE
                                                 BEGINNING       COSTS AND                                           AT END OF
               DESCRIPTION                        OF YEAR         EXPENSES        ACQUISITIONS      DEDUCTIONS          YEAR
               -----------                      ------------    -------------     -------------    ------------     -----------
Allowance for doubtful accounts
   Year ended December 31, 2002                 $        12     $         (5)     $          3      $       (1)     $       11
   Year ended December 31, 2001                          17                8               ---              13              12
   Year ended December 31, 2000                          11               13               ---               7              17


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

     11           None.

     12           Computation of Ratio of Earnings to Fixed Charges.

     13           None.

     15           None.

     16           None.

     18           None.

     21           List of subsidiaries of Pactiv Corporation.

     22           None.

    *23.1         Consent of Ernst & Young LLP.

     23.2 Pactiv Corporation explanation concerning absence of current written consent of Arthur Andersen LLP.

     24           Powers of Attorney for the following directors of Pactiv
                  Corporation: Larry D. Brady, Robert J. Darnall, Mary R. (Nina) Henderson, Roger B. Porter, Paul T. Stecko, Norman H. Wesley.

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     ----------------
     * Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PACTIV CORPORATION

                                       By: /s/ RICHARD L. WAMBOLD
                                           ----------------------------------
                                           Richard L. Wambold
                                           Chairman, President and
                                           Chief Executive Officer
Date: April 9, 2003

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


                  SIGNATURE                                                 TITLE                               DATE
                  ---------                                                 -----                               ----
          /s/ RICHARD L. WAMBOLD                           Chairman, President, Chief Executive             April 9, 2003
-------------------------------------------------            Officer and Director (principal executive
          Richard L. Wambold                                 officer)


          /s/ ANDREW A. CAMPBELL                           Senior Vice President and Chief Financial        April 9, 2003
-------------------------------------------------            Officer (principal financial
          Andrew A. Campbell                                 and accounting officer)



/s/       LARRY D. BRADY*                                  Director                                         April 9, 2003
-------------------------------------------------
          Larry D. Brady



                                                           Director
-------------------------------------------------
          K. Dane Brooksher



/s/       ROBERT J. DARNALL*                               Director                                         April 9, 2003
-------------------------------------------------
          Robert J. Darnall



/s/       MARY R. (NINA) HENDERSON*                        Director                                         April 9, 2003
-------------------------------------------------
          Mary R. (Nina) Henderson



/s/       ROGER B. PORTER*                                 Director                                         April 9, 2003
-------------------------------------------------
          Roger B. Porter



/s/       PAUL T. STECKO*                                  Director                                         April 9, 2003
-------------------------------------------------
          Paul T. Stecko



/s/       NORMAN H. WESLEY*                                Director                                         April 9, 2003
-------------------------------------------------
          Norman H. Wesley


*By: /s/ JAMES V. FAULKNER, JR.                                                                             April 9, 2003
     --------------------------------------------
                 James V. Faulkner, Jr.
                 Attorney-in-fact


                                  CERTIFICATION

      I, Richard L. Wambold, the principal executive officer of Pactiv Corporation (the "company"), certify that:

      1. I have reviewed this annual report on Form 10-K for the company, as amended by the Form 10-K/A No. 1 filed on March 28, 2003, and the Form 10-K/A No. 2 filed on this date;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this annual report.


Date: April 9, 2003


/s/ RICHARD L. WAMBOLD
----------------------------------
Richard L. Wambold
Principal Executive Officer

                                  CERTIFICATION

      I, Andrew A. Campbell, the principal financial officer of Pactiv Corporation (the "company"), certify that:

      1. I have reviewed this annual report on Form 10-K for the company, as amended by the Form 10-K/A No. 1 filed on March 28, 2003 and the Form 10-K/A No. 2 filed on this date;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this annual report.


Date:  April 9, 2003


/s/ ANDREW A. CAMPBELL
-------------------------------------
Andrew A. Campbell
Principal Financial Officer