Form 10-Q
period 2003-03-31
PACTIV CORP
filed 2003-05-15
CIK 1089976

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 159,465,064 as of April 30, 2003. (See Notes to Financial Statements.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income (Loss)................     3
     Condensed Consolidated Statement of Financial
      Position..............................................     4
     Condensed Consolidated Statement of Cash Flows.........     5
     Notes to Financial Statements..........................     6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    12
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................    19
  Item 4. Controls and Procedures...........................    19
PART II - OTHER INFORMATION
  Item 1. Legal Proceedings*................................    20
  Item 2. Changes in Securities*............................    20
  Item 3. Defaults Upon Senior Securities*..................    20
  Item 4. Submission of Matters to a Vote of Security
     Holders*...............................................    20
  Item 5. Other Information*................................    20
  Item 6. Exhibits and Reports on Form 8-K..................    20

---------------
* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME (LOSS)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2003            2002
(In millions, except share and per-share data)                -------------   -------------
SALES.......................................................  $        717    $        647
                                                              ------------    ------------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and amortization....           508             438
  Selling, general, and administrative......................            74              76
  Depreciation and amortization.............................            40              40
                                                              ------------    ------------
                                                                       622             554
                                                              ------------    ------------
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, AND MINORITY
  INTEREST..................................................            95              93
  Interest expense, net of interest capitalized.............            24              23
  Income tax expense........................................            27              28
                                                              ------------    ------------
INCOME FROM CONTINUING OPERATIONS...........................            44              42
Cumulative effect of change in accounting principles, net of
  income tax................................................            --             (72)
                                                              ------------    ------------
NET INCOME (LOSS)...........................................  $         44    $        (30)
                                                              ============    ============
Average number of shares of common stock outstanding
  Basic.....................................................   159,010,563     159,194,198
  Diluted...................................................   161,281,258     160,919,836
EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share of common stock
  Continuing operations.....................................  $       0.27    $       0.26
  Cumulative effect of change in accounting principles, net
     of income tax..........................................            --           (0.45)
                                                              ------------    ------------
                                                              $       0.27    $      (0.19)
                                                              ============    ============

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              MARCH 31, 2003   DECEMBER 31, 2002
(In millions, except share data)                              --------------   -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................      $  134            $  127
  Accounts and notes receivable
     Trade, less allowances of $13 and $11 at the respective
       dates................................................         331               329
     Other..................................................          29                29
  Inventories
     Finished goods.........................................         277               244
     Work in process........................................          51                47
     Raw materials..........................................          49                42
     Other materials and supplies...........................          39                35
  Other.....................................................          59                51
                                                                  ------            ------
  Total current assets......................................         969               904
                                                                  ------            ------
Property, plant, and equipment, net.........................       1,353             1,366
                                                                  ------            ------
Other assets
  Goodwill..................................................         618               612
  Intangible assets, net....................................         293               294
  Pension assets, net.......................................         175               170
  Other.....................................................          63                66
                                                                  ------            ------
  Total other assets........................................       1,149             1,142
                                                                  ------            ------
TOTAL ASSETS................................................      $3,471            $3,412
                                                                  ======            ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................      $    5            $   13
  Accounts payable..........................................         241               217
  Interest accrued..........................................          32                 9
  Other.....................................................         237               262
                                                                  ------            ------
  Total current liabilities.................................         515               501
                                                                  ------            ------
Long-term debt..............................................       1,205             1,224
                                                                  ------            ------
Deferred income taxes.......................................         151               140
                                                                  ------            ------
Deferred credits and other liabilities......................         618               629
                                                                  ------            ------
Minority interest...........................................          21                21
                                                                  ------            ------
Shareholders' equity
  Common stock (159,272,428 and 158,681,918 shares issued
     and outstanding, after deducting 12,510,748 and
     13,101,457 shares held in treasury, at the respective
     dates).................................................           2                 2
  Premium on common stock and other capital surplus.........       1,389             1,379
  Accumulated other comprehensive loss......................        (965)             (975)
  Retained earnings.........................................         535               491
                                                                  ------            ------
  Total shareholders' equity................................         961               897
                                                                  ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $3,471            $3,412
                                                                  ======            ======

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2003   2002
FOR THE THREE MONTHS ENDED MARCH 31 (In millions)             ----   ----
OPERATING ACTIVITIES
Income from continuing operations...........................  $ 44   $ 42
Adjustments to reconcile income from continuing operations
  to cash provided by operating activities:
  Depreciation and amortization.............................    40     40
  Deferred income taxes.....................................    13     14
  Noncash retiree benefits..................................   (15)   (26)
  Net working capital.......................................   (30)    (9)
  Other.....................................................     4     10
                                                              ----   ----
Cash provided by operating activities.......................    56     71
                                                              ----   ----
INVESTING ACTIVITIES
Net proceeds from sale of businesses and assets.............    --      1
Expenditures for property, plant, and equipment.............   (27)   (27)
Acquisitions of businesses and assets.......................    --    (13)
Other.......................................................    --      1
                                                              ----   ----
Cash used by investing activities...........................   (27)   (38)
                                                              ----   ----
FINANCING ACTIVITIES
Issuance of common stock....................................     5      2
Purchase of common stock....................................    --    (27)
Retirement of long-term debt................................   (27)    --
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................    --     (3)
                                                              ----   ----
Cash used by financing activities...........................   (22)   (28)
                                                              ----   ----
INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS.............     7      5
Cash and temporary cash investments, January 1..............   127     41
                                                              ----   ----
CASH AND TEMPORARY CASH INVESTMENTS, MARCH 31...............  $134   $ 46
                                                              ====   ====

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income (Loss) for the three-month period ended March 31, 2003, and 2002, the Condensed Consolidated Statement of Financial Position at March 31, 2003, and the Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2003, and 2002, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2002, as amended, which may be found at www.pactiv.com, under the Investor Relations link section in the subsection entitled, "SEC Filings." Alternatively, free copies of the company's Form 10-K for the year ended December 31, 2002, may be obtained by contacting Investor Relations at (866) 456-5439.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

     For a complete discussion of the company's accounting policies, refer to Pactiv's most recent filing on Form 10-K.

Stock-Based Compensation

     In accounting for stock-based employee compensation, the company uses the intrinsic-value method specified in Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Shown below are net income and basic and diluted earnings per share as reported and adjusted to reflect the use of the fair-value method in determining stock-based compensation costs, as prescribed in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
(Dollars in millions, except for earnings per-share)          --------   --------
Net income (loss)...........................................   $   44     $  (30)
After-tax adjustment of stock-based compensation costs:
  Intrinsic-value method....................................        1          2
  Fair-value method.........................................       (3)        (3)
                                                               ------     ------
Pro forma...................................................   $   42     $  (31)
                                                               ======     ======
EARNINGS (LOSS) PER SHARE
Basic and diluted...........................................   $ 0.27     $(0.19)
Adjustment of stock-based compensation costs:
  Intrinsic-value method....................................     0.01       0.01
  Fair-value method.........................................    (0.02)     (0.02)
                                                               ------     ------
Pro forma...................................................   $ 0.26     $(0.20)
                                                               ======     ======

NOTE 3. CHANGES IN ACCOUNTING PRINCIPLES

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

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIEs), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for the entities to support their activities. FIN No. 46 requires that (1) a VIE be consolidated by a company if that company is subject to a majority of the VIE's gains and losses and (2) disclosures be made regarding VIEs that a company is not required to consolidate but in which it has a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, for existing VIEs. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the VIE was created. Upon Pactiv's July 1, 2003, adoption of FIN No. 46, the company is likely to consolidate the VIE associated with the properties covered by its synthetic-lease facility (see note 10 to the financial statements for additional information), resulting in an increase in long-term debt and property, plant, and equipment of $169 million and $152 million, respectively. Consolidation of the VIE also would require the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on the leased assets from lease inception to June 30, 2003, which would negatively impact net income by approximately $10 million, or $0.06 per share. On a going-forward basis, consolidation of the VIE would reduce net income by approximately $3 million, or $0.02 per share, annually.

NOTE 4. RESTRUCTURING AND OTHER

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

     Changes in restructuring-reserve balances are shown in the following table.

(In millions)
Balance at December 31, 2002................................   $ 2
Cash payments...............................................    (1)
                                                               ---
Balance at March 31, 2003...................................   $ 1
                                                               ===

NOTE 5. ACQUISITIONS

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

     On June 18, 2002, the company purchased Winkler Forming Inc. (Winkler), a leading thermoformer of amorphous polyethylene terephthalate (APET) products for food packaging, for $78 million. During the third quarter of 2002, the company received $3 million from the seller in interim settlement of working capital amounts. At March 31, 2003, the allocation of the purchase price to the net assets of Winkler and the related recognition of $55 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired, and, therefore, are subject to revision based on final appraisals.

     On October 21, 2002, Pactiv completed the purchase of 70% of the stock of Mexico-based Central de Bolsas, S.A. de C.V. (Jaguar), a leading thermoformer of high-impact polystyrene (HIPS) for cold cups and plates and polystyrene foam for foodservice/food packaging. For this 70% interest, Pactiv paid $31 million to the shareholders of Jaguar and made a $20 million equity investment in Jaguar. At March 31, 2003, the allocation of the purchase price to the net assets of Jaguar and the related recognition of $6 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired, and, therefore, are subject to revision based on final appraisals.

     On November 13, 2002, Pactiv purchased the shares of Prvni Obalova SPOL S.R.O, a distributor and converter of protective-packaging products in the Czech Republic, for $4 million.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

     As of January 1, 2002, the company adopted SFAS No. 142. Following the adoption of this standard, the company completed a review of its businesses and tested recorded goodwill amounts for possible impairment by comparing the fair value of each reporting unit with its carrying value, including attributable goodwill. Fair value was determined using the income approach. Goodwill was found to be impaired for certain Protective and Flexible Packaging businesses that were acquired prior to the company's spin-off from Tenneco Inc. These businesses had faced increased competition and experienced lower operating margins. As a result, in the first quarter of 2002, the company recorded a goodwill-impairment charge of $83 million, $72 million after tax, or $0.45 per share.

     Changes in the carrying amount of goodwill for the three months ended March 31, 2003, by operating segment are shown in the following table.

                                                          CONSUMER AND
                                                        FOODSERVICE/FOOD     PROTECTIVE AND
                                                           PACKAGING       FLEXIBLE PACKAGING   TOTAL
(In millions)                                           ----------------   ------------------   -----
Balance, December 31, 2002............................        $438                $174          $612
Goodwill addition.....................................           1                   1             2
Translation adjustment................................           1                   3             4
                                                              ----                ----          ----
Balance, March 31, 2003...............................        $440                $178          $618
                                                              ====                ====          ====

     Trademarks and other intangible assets at March 31, 2003, are shown in the following table.

                                                                              ACCUMULATED
                                                        CARRYING AMOUNT       AMORTIZATION      NET
(In millions)                                           ---------------       ------------      ----
Intangible assets subject to amortization
  Patents.............................................        $187                 $63          $124
  Other...............................................          59                  20            39
                                                              ----                ----          ----
                                                               246                  83           163
Intangible assets not subject to amortization
  (primarily trademarks)..............................         130                  --           130
                                                              ----                ----          ----
Total intangible assets...............................        $376                 $83          $293
                                                              ====                ====          ====

     Amortization expense for intangible assets subject to amortization was $3 million for the three months ended March 31, 2003. Amortization expense is estimated to total $12 million, $12 million, $12 million, $11 million, and $11 million for years 2003, 2004, 2005, 2006, and 2007, respectively.

NOTE 7. EARNINGS PER SHARE

     Earnings from continuing operations per share of common stock outstanding was computed as follows.

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2003            2002
(In millions, except share and per-share data)                -------------   -------------
BASIC EARNINGS PER SHARE
Income from continuing operations...........................   $        44     $        42
                                                               -----------     -----------
Average number of shares of common stock outstanding........   159,010,563     159,194,198
                                                               -----------     -----------
Earnings from continuing operations per average share of
  common stock..............................................   $      0.27     $      0.26
                                                               -----------     -----------
DILUTED EARNINGS PER SHARE
Income from continuing operations...........................   $        44     $        42
                                                               -----------     -----------
Average number of shares of common stock outstanding........   159,010,563     159,194,198
Add dilutive securities
  Restricted stock..........................................            --          25,109
  Stock options.............................................     1,785,609       1,372,750
  Performance shares........................................       485,086         327,779
                                                               -----------     -----------
Average number of shares of common stock outstanding
  including dilutive securities.............................   161,281,258     160,919,836
                                                               -----------     -----------
Earnings from continuing operations per average share of
  common stock..............................................   $      0.27     $      0.26
                                                               -----------     -----------

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

                                                     SEGMENT
                                      --------------------------------------
                                       CONSUMER AND     PROTECTIVE
                                       FOODSERVICE/    AND FLEXIBLE            RECLASSIFICATIONS
                                      FOOD PACKAGING    PACKAGING     OTHER    AND ELIMINATIONS    TOTAL
(In millions)                         --------------   ------------   ------   -----------------   ------
AT MARCH 31, 2003, AND FOR THE THREE
  MONTHS THEN ENDED
Sales to external customers.........      $  500           $217       $   --         $  --         $  717
Income before interest expense,
  income taxes, and minority
  interest..........................          73             14            8(a)          --            95
Total assets........................       2,080            737          654(b)          --         3,471
AT MARCH 31, 2002, AND FOR THE THREE
  MONTHS THEN ENDED
Sales to external customers.........      $  456           $191       $   --         $  --         $  647
Income before interest expense,
  income taxes, and minority
  interest..........................          67             14           12(a)          --            93
Cumulative effect of change in
  accounting principles, net of
  tax...............................          --            (72)          --            --            (72)
Total assets........................       2,007            643        1,488(b)        (127)        4,011

---------------
(a) Includes pension-plan income and unallocated corporate expenses.

(b) Includes assets related to pension plans (net) and administrative service operations.

NOTE 9. ACCOUNTS AND NOTES RECEIVABLE

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $10 million at March 31, 2003, and December 31, 2002. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and related proceeds are included in cash provided (used) by operating activities in the statement of cash flows. Discounts and fees related to these sales were immaterial in the first quarter of 2003, and totaled $1 million in the first quarter of 2002, and were included in other expense in the statement of income (loss). In the event that either Pactiv or the third-party purchaser of the trade receivables was to discontinue this program, the company's debt would increase, or its cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

NOTE 10. SYNTHETIC LEASE COMMITMENTS

     Pactiv has entered into a $169 million synthetic-lease agreement with a third-party lessor and various lenders to finance the cost of its headquarters building and certain of its warehouse facilities and to facilitate additional leasing arrangements for other operating facilities. This agreement, which will expire in November 2005, contains customary terms and conditions, covering, among other things, residual-value guarantees, default provisions, and financial covenants, and requires that certain financial-ratio tests be satisfied. Upon expiration of the initial lease periods for the properties, the company may extend the leases on terms negotiated with the lessors or purchase the leased assets under specified conditions. Termination of the synthetic-lease agreement, either before or at expiration, would require the company to make a termination payment of $169 million, which, in essence, represents off-balance-sheet debt in that the company might be required to obtain alternative financing to fund such a payment.

NOTE 11. COMPREHENSIVE INCOME (LOSS)

     Details of total comprehensive income (loss) for the three-month period ended March 31, 2003, and 2002, were as follows:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               -------------------
                                                                2003         2002
(In millions)                                                  ------       ------
Net income..................................................     $44         $(30)
Other comprehensive income (loss)
  Net currency translation gains (losses)...................      10           (6)
  Net changes in interest-rate swaps........................      --            2
                                                                 ---         ----
Total comprehensive income (loss)...........................     $54         $(34)
                                                                 ---         ----

NOTE 12. GUARANTEES

     The company, from time to time, utilizes various lines of credit to finance operations of its foreign subsidiaries, which are backed by payment and performance guarantees. These lines of credit are mainly used as overdraft and foreign-exchange settlement facilities and are in effect until cancelled by one or both parties. Performance under the guarantees would be required if the subsidiary were sold, dissolved, or otherwise failed to satisfy its outstanding obligations subject to such guaranty. At March 31, 2003, amounts outstanding under these lines of credit were not material.

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

THREE MONTHS ENDED MARCH 31, 2003, COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

RESULTS OF CONTINUING OPERATIONS

    Significant Trends

     Approximately 80% of Pactiv's sales comes from products made from different types of plastics. The principal raw materials used by the company to manufacture these products are plastic resins, including polystyrene, polyethylene, polypropylene, polyvinyl chloride and amorphous polyethylene terephthalate. Plastic-resin prices can be volatile and are a function of, among other things, the availability of production capacity; oil, natural gas, and other energy-related feedstock costs; and geopolitical circumstances.

     During the first quarter of 2003, industry prices for plastic resin increased by approximately 30%, driven by the precipitous rise in oil and natural-gas prices related to the war in Iraq and political unrest in Venezuela. As a result, the company's first-quarter 2003 gross margin fell to 29.1% from 32.3% and 31.1% in the first and fourth quarter of 2002, respectively. Additional price increases have been announced by most major resin suppliers, and will take effect in the second quarter.

     The company responded by increasing selling prices in many areas of its business. These pricing actions took effect late in the first quarter and will benefit all of the second quarter. Additional price increases will be announced in the second quarter, and are expected to benefit the second half of the year. These actions, coupled with an anticipated moderation of plastic-resin costs as energy markets return to a more normal state, are expected to reduce the pressure on the company's gross margin in the second half of 2003.

    Sales

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2003        2002    CHANGE
(Dollars in millions)                                         ------      ------   ------
Consumer and Foodservice/Food Packaging.....................   $500        $456      9.6%
Protective and Flexible Packaging...........................    217         191     13.6
                                                              ------      ------
Total.......................................................   $717        $647     10.8%
                                                              ------      ------

     Total sales increased $70 million, or 10.8%, versus the prior year. Excluding the positive impact of foreign-currency exchange rates ($20 million) and acquisitions ($37 million), sales grew by 2%. Volume grew 8%, with 3% coming from the base business and 5% from acquisitions.

     Sales for the Consumer and Foodservice/Food Packaging segment increased $44 million, or 9.6%, from the first quarter of 2002. Volume in this business grew 11%, with 4% coming from the base business and 7% from acquisitions. Hefty(R) consumer products posted strong volume increases driven by Hefty(R) OneZip(TM) food-storage bags and tableware. Hefty(R) The Gripper(TM) tall kitchen bags and Hefty(R) Zoo Pals(R) disposable plates for children, introduced in 2002, continued to perform well. Also contributing to the volume growth in Hefty(R) consumer products was the first quarter 2003 introduction of Hefty(R) Hearty Meals(TM) disposable plates and bowls. In Foodservice/Food Packaging, volume grew significantly, benefiting from the impact of 2002 acquisitions. In addition, higher-margin product lines, such as microwaveable home meal replacement containers and agricultural packaging products, continued to show strong growth. The higher volume in this segment was partially offset by the year-over-year decline in selling prices that accompanied the pass through to customers of lower raw-material costs experienced in the first quarter of 2002.

     Sales of protective- and flexible-packaging products increased $26 million, or 13.6%, compared with 2002. Excluding the positive impact of foreign-currency exchange rates, sales for this segment increased 2.8% on volume growth of 1%, primarily from 2002 acquisitions.

    Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              2003         2002     CHANGE
(Dollars in millions)                                         -----        -----    ------
Consumer and Foodservice/Food Packaging.....................   $73          $67       9.0%
Protective and Flexible Packaging...........................    14           14        --
Other.......................................................     8           12     (33.3)
                                                              -----        -----
Total.......................................................   $95          $93       2.2%
                                                              -----        -----

     Total operating income was $95 million in the first quarter of 2003, an increase of $2 million, or 2.2%, from last year. The improvement was driven principally by higher volume (including acquisitions); benefits from the company's productivity initiatives; lower advertising and promotion expenses; and cost-containment actions, which more than offset the impact of a spike in raw-material costs and lower pension income.

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $6 million, or 9.0%, in 2003, driven principally by volume growth (including acquisitions), productivity improvements, lower advertising and promotions expenses, and cost-containment actions, partially offset by higher raw-material costs.

     Operating income for the Protective and Flexible Packaging segment of $14 million was even with last year, as higher volume (including acquisitions), selling-price increases, and cost-containment actions offset the impact of higher raw-material costs.

     Operating income for the Other segment was down $4 million from last year, mainly because of the decline in pension income from $27 million in 2002 to $15 million in 2003, partially offset by lower administrative spending.

    Income Taxes

     The company's effective tax rate for the first quarter of 2003 was 38.0%, compared with 40.0% for the same period in 2002, reflecting the positive impact of tax-planning strategies implemented in the United States and Europe.

    Income from Continuing Operations

     The company recorded net income from continuing operations of $44 million, or $0.27 per share, in 2003's first quarter, compared with $42 million, or $0.26 per share, in the first quarter of 2002. Included in first-quarter 2003 and 2002 net income is noncash pension income of $10 million, or $0.06 per share, and $16 million, or $0.10 per share, respectively.

    Cumulative Effect of Change in Accounting Principles

     Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Goodwill was tested and found to be impaired for certain businesses in the Protective and Flexible Packaging segment that were acquired prior to the company's spin-off from Tenneco Inc. These businesses had faced increased competition and experienced lower operating margins. As a result, the company recorded a goodwill-impairment charge totaling $83 million, $72 million after tax, or $0.45 per share, as a cumulative effect of change in accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

    Capitalization

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002       CHANGE
(In millions)                                                 ---------   ------------   ------
Short-term debt, including current maturities of long-term
  debt......................................................   $    5        $   13       $ (8)
Long-term debt..............................................    1,205         1,224        (19)
                                                               ------        ------       ----
Total debt..................................................    1,210         1,237        (27)
Minority interest...........................................       21            21         --
Shareholders' equity........................................      961           897         64
                                                               ------        ------       ----
Total capitalization........................................   $2,192        $2,155       $ 37
                                                               ------        ------       ----

     The ratio of debt to total capitalization fell to 55.2% at March 31, 2003, from 57.4% at December 31, 2002. Total capitalization increased $37 million from the end of last year, mainly driven by net income recorded in the quarter.

    Cash Flows

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2003        2002
(In millions)                                                 ------      ------
Cash provided (used) by:
  Operating activities......................................   $ 56        $ 71
  Investing activities......................................    (27)        (38)
  Financing activities......................................    (22)        (28)

     Cash provided by operating activities was $56 million in the first quarter of 2003 versus $71 million in the same period last year. The $15 million decrease was driven mainly by an increase in working capital, primarily reflecting higher raw-material costs.

     Investing activities used $27 million of cash in 2003's first quarter, primarily for the acquisition of capital items. In 2002, investing activities used $38 million of cash, mainly for property, plant, and equipment
($27 million) and acquisitions ($13 million).

     Cash used by financing activities was $22 million in the first quarter of 2003, primarily reflecting the early retirement of Jaguar debt. Cash used by financing activities was $28 million in the first quarter of 2002, principally for the repurchase of company stock.

    Capital Commitments

     Open commitments for authorized expenditures totaled approximately $82 million at March 31, 2003. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash, short-term investments and internally generated cash.

    Liquidity and Off-Balance-Sheet Financing

     The company uses various sources of funding to manage liquidity, including off-balance-sheet financing vehicles.

     Sources of liquidity include cash flow from operations and a 5-year, $750 million revolving-credit facility, under which $36 million was outstanding at March 31, 2003. At the end of the first quarter of 2003, the company was in full compliance with financial and other covenants included in the revolving-credit agreement.

     Off-balance-sheet financing consists of an asset-securitization program and a synthetic-lease facility. Asset securitization totaled $10 million at both March 31, 2003, and December 31, 2002. The synthetic-lease agreement, which will expire in November 2005, contains customary terms and conditions covering, among other things, residual-value guarantees, default provisions, and financial covenants, and requires the company to satisfy certain financial-ratio tests. Termination of the lease agreement, either before or at expiration, would require the company to make a termination payment ($169 million at March 31, 2003, and December 31, 2002), which, in essence, represents off-balance-sheet debt in that the company might be required to obtain alternative financing to fund such a payment. Likewise, termination of the asset-securitization program would require the company to increase its debt or decrease its cash balance by a corresponding amount.

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

    Pension Plans

     The company accounts for pension plans in accordance with requirements of SFAS No. 87. Pension-plan income ($15 million and $27 million for the three months ended March 31, 2003, and 2002, respectively) is included in the statement of income as an offset to selling, general, and administrative expenses. Projections indicate that the company's noncash pension income will total approximately $60 million in 2003, versus $109 million in 2002, principally reflecting the decline in equity market values, the reduction in the discount rate used to measure pension obligations from 7.25% to 6.75%, and the impact of the company's decision to reduce the expected long-term rate of return on pension assets for 2003 from 9.5% to 9%.

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

     The company utilizes a market-related (smoothed) value of plan assets in determining the earnings of the plan. Under this method, differences between smoothed and actual market values are recognized over a 5-year period. Unrecognized actuarial gains or losses are amortized using the "corridor approach" outlined in SFAS No. 87. Holding all current assumptions constant, the company's pension income will decline by approximately $20 million pretax in 2004, principally reflecting the amortization of unrecognized actuarial losses.

    Synthetic Leases

     The company has entered into a synthetic-lease agreement with a third-party lessor and various lenders to finance the cost of its headquarters building and certain of its warehouse facilities. The synthetic-lease agreement, which will expire in November 2005, contains customary terms and conditions covering, among other things, residual-value guarantees, default provisions, and financial covenants, and requires the company to satisfy certain financial-ratio tests, with which it was in full compliance at March 31, 2003. Termination of the lease agreement, either before or at expiration, would require the company to make a termination payment ($169 million at March 31, 2003), which, in essence, represents off-balance-sheet debt in that the company might be required to obtain alternative financing to fund such a payment.

     In January 2003, the FASB issued FIN No. 46, which revises the accounting and disclosure requirements for VIEs, such as the company's synthetic-lease agreement. See "Changes in Accounting Principles" for further information concerning VIEs.

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements included in this Quarterly Report on Form 10-Q, including statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the notes to the financial statements, are "forward-looking statements." All statements other than statements of historical fact, including statements regarding prospects and future results, are forward-looking. These forward-looking statements generally can be identified by the use of terms and phrases such as "will", "believe", "anticipate", "may", "might", "could", "expect", "estimated", "projects", "intends", "foreseeable future", and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable and makes the statements in good faith, actual results almost always vary from expected results, and the differences could be material. Following are factors that might cause the company's actual results to differ materially from future results expressed or implied by these forward-looking statements:

     - Changes in consumer demand and selling prices for the company's products, including new products that the company or its competitors may introduce, that could impact sales and margins. The company operates in a very competitive environment, in which product innovation and development has historically been key to obtaining and maintaining market share and margins. The company's sales and margins can also be impacted by changes in distribution channels, in customer mix (including consolidation among customers), and in customer merchandising strategies , including substitution of unbranded products for branded products.

     - Material substitutions and changes in costs of raw materials, including plastic resins, labor, or utilities that could impact the company's expenses and margins. Plastic-resin prices are impacted by the price of oil and natural gas. Oil and natural-gas prices are affected by numerous factors, including overall economic activity, geopolitical situations (particularly involving oil-exporting regions), and governmental policies and regulation.

     - Changes in laws or governmental actions, including changes in regulations such as those relating to air emissions or plastics generally.

     - Although the company believes it has adequate sources of liquidity for its operations, the availability or cost of capital could impact growth or acquisition opportunities.

     - Workforce factors such as strikes or other labor interruptions.

     - The general economic, political, and competitive conditions in countries in which the company operates, including currency fluctuations and other risks associated with operating outside of the U.S., may impact not only demand for the company's products, but also the prices of raw materials and costs of manufacturing.

     - Changes in assumptions regarding the long-term rate of return on pension assets and the discount rate and other assumptions, as well as the level of amortization of actuarial gains and losses, could have a material effect on net income and shareholders' equity.

     - Changes enacted by the Securities and Exchange Commission, the Financial Accounting Standards Board, or other regulatory or accounting bodies. See "Changes in Accounting Principles."

     - The company's ability to integrate new businesses that it may acquire, or effectively divest businesses or business segments.

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

    Foreign-Currency Exchange

     The company uses foreign-currency forward contracts to hedge its exposure to adverse changes in exchange rates, primarily related to the euro and the British pound. Associated gains or losses offset gains or losses on underlying assets or liabilities.

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at March 31, 2003, all of which will mature in 2003.

                                                     NOTIONAL AMOUNT                     NOTIONAL AMOUNT
                                                   IN FOREIGN CURRENCY   EXCHANGE RATE   IN U.S. DOLLARS
(In millions, except settlement rates)             -------------------   -------------   ---------------
British pounds
  -- Purchase....................................            1               1.583               2
  -- Sell........................................          (32)              1.583             (51)
Euros
  -- Purchase....................................           47               1.092              51
  -- Sell........................................           (2)              1.092              (2)

    Interest Rates

     The company is exposed to interest-rate risk on revolving-credit debt ($36 million at March 31, 2003) that bears interest at a floating rate based on LIBOR. In addition, the company has issued public-debt securities outstanding with fixed interest rates and original maturity dates ranging from 2 to 24 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time.

     In the first quarter of 2001, the company entered into interest-rate swap agreements to covert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. During the first quarter of 2002, the company exited these swap agreements, and, as a result, related accumulated deferred net losses of $2 million at March 31, 2003, will be expensed over the remaining life of the underlying obligation.

ITEM 4. CONTROLS AND PROCEDURES

     The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), and the company and such officers have concluded that such controls and procedures are adequate and effective. The company completed its evaluation of such controls and procedures in connection with the preparation of this quarterly report on Form 10-Q on May 9, 2003.

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

                          PART II -- OTHER INFORMATION

ITEMS 1-5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     Exhibits designated with an asterisk in the following index are furnished herewith; all other exhibits are incorporated by reference.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   2          Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
              Pactiv Corporation's Current Report on Form 8-K dated
              November 11, 1999, File No. 1-15157).
   3.1        Restated Certificate of Incorporation of the registrant
              (incorporated herein by reference to Exhibit 3.1 to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.2        Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.1        Specimen Stock Certificate of Pactiv Corporation Common
              Stock (incorporated herein by reference to Exhibit 4.1 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.2(a)     Qualified Offer Plan Rights Agreement, dated as of November
              4, 1999, by and between the registrant and First Chicago
              Trust Company of New York, as Rights Agent (incorporated
              herein by reference to Exhibit 4.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.2(b)     Amendment No. 1 to Rights Agreement, dated as of November 7,
              2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit
              4.4(a) to Pactiv Corporation's Registration Statement on
              Form S-8, File No. 333-101121.
   4.3(a)     Indenture, dated September 29, 1999, by and between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.1 to Tenneco
              Packaging Inc.'s Registration Statement on Form S-4, File
              No. 333-82923).
   4.3(b)     First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(b) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)     Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(c) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)     Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(d) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(e)     Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(e) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).

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
  10.12       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.13       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.14       Pactiv Corporation Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation's
              Registration Statement on Form S-8, File No. 333-101121).
  11          None.
  15          None.
  18          None.
  19          None.
  22          None.
  23          None.
  24          None.
 *99.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 *99.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K

     On March 20, 2003, the company filed a Form 8-K (dated March 19, 2003) regarding the election of K. Dane Brooksher to the Board of Directors.

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

Date:  May 15, 2003

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

        (b) Evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The company's other certifying officers and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the company's Board of Directors:

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. The company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

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

        (b) Evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The company's other certifying officers and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the company's Board of Directors:

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. The company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

   /s/ ANDREW A. CAMPBELL
--------------------------------
Andrew A. Campbell
Principal Financial Officer