Form 10-Q
period 2003-06-30
PACTIV CORP
filed 2003-08-14
CIK 1089976

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $0.01 per share: 157,496,591 as of July 31, 2003. (See Notes to Financial Statements.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income.......................     3
     Condensed Consolidated Statement of Financial
      Position..............................................     4
     Condensed Consolidated Statement of Cash Flows.........     5
     Notes to Financial Statements..........................     6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    15
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................    23
  Item 4. Controls and Procedures...........................    24
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.................................    25
  Item 2. Changes in Securities*............................    26
  Item 3. Defaults Upon Senior Securities*..................    26
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................    26
  Item 5. Other Information*................................    26
  Item 6. Exhibits and Reports on Form 8-K..................    26

---------------
* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                ---------------------------   ---------------------------
                                                    2003           2002           2003           2002
(In millions, except share and per share data)  ------------   ------------   ------------   ------------
SALES....................................       $        810   $        728   $      1,527   $      1,375
                                                ------------   ------------   ------------   ------------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization........................                571            494          1,079            932
  Selling, general, and administrative...                 79             74            153            150
  Depreciation and amortization..........                 41             39             81             79
  Other (income), net....................                 (1)            --             (1)            --
  Restructuring and other................                 --             (4)            --             (4)
                                                ------------   ------------   ------------   ------------
                                                         690            603          1,312          1,157
INCOME BEFORE INTEREST EXPENSE, INCOME TAXES,
  AND MINORITY INTEREST..................                120            125            215            218
  Interest expense, net of interest
     capitalized.........................                 24             24             48             47
  Income tax expense.....................                 36             40             63             68
  Minority interest......................                  1              1              1              1
                                                ------------   ------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS........                 59             60            103            102
Cumulative effect of change in accounting
  principles, net of income tax..........                 --             --             --            (72)
                                                ------------   ------------   ------------   ------------
NET INCOME...............................       $         59   $         60   $        103   $         30
                                                ============   ============   ============   ============
Average number of shares of common stock
  outstanding
  Basic..................................        158,583,933    158,230,119    158,729,365    158,765,987
  Diluted................................        160,620,273    160,538,835    160,881,001    160,820,126
EARNINGS PER SHARE
Basic earnings per share of common stock
  Continuing operations..................       $       0.37   $       0.38   $       0.65   $       0.64
  Cumulative effect of change in accounting
     principles..........................                 --             --             --          (0.45)
                                                ------------   ------------   ------------   ------------
                                                $       0.37   $       0.38   $       0.65   $       0.19
                                                ============   ============   ============   ============
Diluted earnings per share of common stock
  Continuing operations..................       $       0.37   $       0.38   $       0.64   $       0.64
  Cumulative effect of change in accounting
     principles..........................                 --             --             --          (0.45)
                                                ------------   ------------   ------------   ------------
                                                $       0.37   $       0.38   $       0.64   $       0.19
                                                ============   ============   ============   ============

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              JUNE 30, 2003   DECEMBER 31, 2002
(In millions, except share data)                              -------------   -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................     $  168            $  127
  Accounts and notes receivable
     Trade, less allowances of $13 and $11 at the respective
       dates................................................        335               329
     Other..................................................         29                29
  Inventories
     Finished goods.........................................        273               244
     Work in process........................................         56                47
     Raw materials..........................................         47                42
     Other materials and supplies...........................         44                35
  Other.....................................................         64                51
                                                                 ------            ------
  Total current assets......................................      1,016               904
                                                                 ------            ------
Property, plant, and equipment, net.........................      1,358             1,366
                                                                 ------            ------
Other assets
  Goodwill, net.............................................        610               612
  Intangible assets, net....................................        297               294
  Pension assets............................................        179               170
  Other.....................................................         65                66
                                                                 ------            ------
  Total other assets........................................      1,151             1,142
                                                                 ------            ------
TOTAL ASSETS................................................     $3,525            $3,412
                                                                 ======            ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................     $    6            $   13
  Accounts payable..........................................        246               217
  Interest accrued..........................................          9                 9
  Other.....................................................        254               262
                                                                 ------            ------
  Total current liabilities.................................        515               501
                                                                 ------            ------
Long-term debt..............................................      1,203             1,224
                                                                 ------            ------
Deferred income taxes.......................................        168               140
                                                                 ------            ------
Pension and postretirement benefits.........................        563               586
                                                                 ------            ------
Deferred credits and other liabilities......................         47                43
                                                                 ------            ------
Minority interest...........................................         21                21
                                                                 ------            ------
Shareholders' equity
  Common stock (157,361,348 and 158,681,918 shares issued
     and outstanding, after deducting 14,421,828 and
     13,101,457 shares held in treasury, at the respective
     dates).................................................          2                 2
  Premium on common stock and other capital surplus.........      1,351             1,379
  Accumulated other comprehensive loss......................       (939)             (975)
  Retained earnings.........................................        594               491
                                                                 ------            ------
  Total shareholders' equity................................      1,008               897
                                                                 ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................     $3,525            $3,412
                                                                 ======            ======

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2003   2002
FOR THE SIX MONTHS ENDED JUNE 30 (In millions)                ----   ----
OPERATING ACTIVITIES
Income from continuing operations...........................  $103   $102
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations:
  Depreciation and amortization.............................    81     79
  Deferred income taxes.....................................    30     48
  Restructuring and other...................................    --     (4)
  Noncash retirement benefits, net..........................   (30)   (54)
  Net working capital.......................................   (35)   (10)
  Other.....................................................     6     14
                                                              ----   ----
Cash provided by operating activities.......................   155    175
                                                              ----   ----
INVESTING ACTIVITIES
Net proceeds from sale of businesses and assets.............     2      5
Expenditures for property, plant, and equipment.............   (51)   (53)
Acquisitions of businesses and assets.......................    --    (92)
Other.......................................................    (1)     1
                                                              ----   ----
Cash used by investing activities...........................   (50)  (139)
                                                              ----   ----
FINANCING ACTIVITIES
Issuance of common stock....................................     8      6
Purchase of common stock....................................   (44)   (35)
Retirement of long-term debt................................   (28)    (8)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................    (1)    (3)
                                                              ----   ----
Cash used by financing activities...........................   (65)   (40)
                                                              ----   ----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................     1      2
                                                              ----   ----
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS...............................................    41     (2)
Cash and temporary cash investments, January 1..............   127     41
                                                              ----   ----
CASH AND TEMPORARY CASH INVESTMENTS, JUNE 30................  $168   $ 39
                                                              ====   ====

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income for the three- and six-month periods ended June 30, 2003, and 2002, the Condensed Consolidated Statement of Financial Position at June 30, 2003, and the Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2003, and 2002, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2002, as amended, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled, "SEC Filings." Alternatively, free copies of the company's Form 10-K for the year ended December 31, 2002, may be obtained by contacting Investor Relations at (866) 456-5439.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

     For a complete discussion of the company's accounting policies, refer to Pactiv's most recent filing on Form 10-K.

Stock-Based Compensation

     In accounting for stock-based employee compensation, the company uses the intrinsic-value method specified in Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Shown below are net income and basic and diluted earnings per share as reported and adjusted to reflect the use of the fair-value method in determining stock-based compensation costs (pro forma), as prescribed in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

                                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                   JUNE 30,             JUNE 30,
                                                              -------------------   -----------------
                                                                2003       2002      2003      2002
(In millions, except per-share data)                          --------   --------   -------   -------
Net income
As reported.................................................   $   59     $   60    $  103    $   30
After-tax adjustment of stock-based compensation costs:
  Intrinsic-value method....................................       --         --         1         2
  Fair-value method.........................................       (4)        (3)       (7)       (6)
                                                               ------     ------    ------    ------
Pro forma...................................................   $   55     $   57    $   97    $   26
                                                               ======     ======    ======    ======
EARNINGS PER SHARE
Basic
As reported.................................................   $ 0.37     $ 0.38    $ 0.65    $ 0.19
Adjustment of stock-based compensation costs:
  Intrinsic-value method....................................       --         --      0.01      0.01
  Fair-value method.........................................    (0.02)     (0.02)    (0.04)    (0.04)
                                                               ------     ------    ------    ------
Pro forma...................................................   $ 0.35     $ 0.36    $ 0.62    $ 0.16
                                                               ======     ======    ======    ======
Diluted
As reported.................................................   $ 0.37     $ 0.38    $ 0.64    $ 0.19
Adjustment of stock-based compensation costs:
  Intrinsic-value method....................................       --         --      0.01      0.01
  Fair-value method.........................................    (0.02)     (0.02)    (0.04)    (0.04)
                                                               ------     ------    ------    ------
Pro forma...................................................   $ 0.35     $ 0.36    $ 0.61    $ 0.16
                                                               ======     ======    ======    ======

NOTE 3. CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized and requires that these assets be reviewed at least annually for possible impairment. The company's annual review for possible impairment of goodwill and indefinite-lived intangibles is conducted in the quarter ending December 31, or earlier as warranted by events or changes in circumstances. Possible impairment of goodwill is determined using a two-step process. The first step requires that the fair value of individual reporting units be compared with their respective carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment, if any. This second step requires the company to allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including definite- and indefinite-lived intangibles. Any remaining fair value is the implied goodwill of the reporting unit, which is then compared to its carrying value to determine possible impairment. In determining the fair value of tangible assets, the company obtains appraisals from independent valuation firms. Similarly, the impairment test for definite- and indefinite-lived intangible assets requires that their fair values be compared with their carrying values. If the carrying value of an intangible asset exceeds its fair value, an impairment equal to the excess is recognized. Estimates of fair value used in testing goodwill and indefinite-lived assets for possible impairment are primarily determined using projected discounted cash flows along with other publicly available market information. These approaches use estimates and assumptions including the amount and timing of projected cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, and determination of appropriate market comparables. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Effective January 1, 2002, the company adopted SFAS No. 142 and recorded a goodwill-impairment charge for certain Protective and Flexible Packaging businesses of $83 million, $72 million after-tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002. See note 6 to the financial statements for additional information.

     In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIEs), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for the entities to support their activities. FIN No. 46 requires that (1) a VIE be consolidated by a company if that company is subject to a majority of the VIE's gains and losses and (2) disclosures be made regarding VIEs that a company is not required to consolidate but in which it has a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, for existing VIEs. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the VIE was created. Upon Pactiv's July 1, 2003, adoption of FIN No. 46, the company will consolidate the VIE associated with the properties covered by its synthetic-lease facility (see note 12 to the financial statements for additional information), resulting in an increase in long-term debt and property, plant, and equipment of $169 million and $152 million, respectively. Consolidation of the VIE also will require the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on the leased assets from lease inception to June 30, 2003, which will negatively impact net income in the third quarter of 2003 by approximately $10 million, or $0.06 per share. On a going-forward basis, consolidation of the VIE is expected to reduce net income by approximately $3 million, or $0.02 per share, annually.

NOTE 4. RESTRUCTURING AND OTHER

     In the fourth quarter of 2001, the company recorded a restructuring charge of $18 million, $10 million after tax, or $0.06 per share. Of this amount, $5 million was related to higher-than-anticipated expenses associated with the sale of small, noncore European businesses announced in the fourth quarter of 2000. The remaining $13 million reflected adoption of a restructuring plan to consolidate operations and reduce costs in both the Consumer and Foodservice/Food Packaging ($5 million) and Protective and Flexible Packaging ($8 million) segments. Specifically, this charge was for (1) plant closures and consolidations in North America and Europe, including the elimination of 283 positions ($10 million); (2) other workforce reductions

(99 positions -- $2 million); and (3) asset writedowns related to the exit of a North American product line ($1 million).

     In the second quarter of 2002, the company recognized a benefit of $4 million, $2 million after tax, or $0.02 per share, related to the reversal of a previously recorded restructuring charge (netted against fixed assets), primarily as a result of incurring a lower-than-anticipated loss on the sale of a noncore European business.

     Changes in restructuring-reserve balances are shown in the following table.

(In millions)
Balance at December 31, 2002................................  $ 2
Cash payments...............................................   (1)
                                                              ---
Balance at June 30, 2003....................................  $ 1
                                                              ===

NOTE 5. ACQUISITIONS

     On January 4, 2002, the company purchased MSP Schmeiser GmbH, a German medical-products company, for $3 million. On February 13, 2002, the company acquired an egg-packaging production line from Amerpack S.A. de C.V., a Mexican company, for $10 million.

     In January 2002, the company purchased the assets of 2 small Italian protective-packaging companies, recording these transactions as capital expenditures. The outstanding shares of a third small Italian protective-packaging company, Forniture Industriali, were acquired in June 2002 for $1 million.

     On June 18, 2002, the company purchased Winkler Forming Inc. (Winkler), a leading thermoformer of amorphous polyethylene terephthalate (APET) products for food packaging, for $78 million. During the third quarter of 2002, the company received $3 million from the seller in interim settlement of working capital amounts. Appraisals of the fair-market value of the assets and liabilities acquired were finalized during the second quarter of 2003, resulting in related goodwill being reduced by $14 million and property, plant, and equipment and intangible assets both being increased by $7 million.

     On October 21, 2002, Pactiv purchased a 70% interest in the stock of Mexico-based Central de Bolsas, S.A. de C.V. (Jaguar), a leading thermoformer of high-impact polystyrene (HIPS) cold cups and plates and polystyrene foam foodservice/food packaging. For this interest, Pactiv paid $31 million to the shareholders of Jaguar and made a $20 million equity investment in Jaguar. At June 30, 2003, the allocation of the purchase price to the net assets of Jaguar and the related recognition of $6 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired, and, therefore, are subject to revision upon receipt of final appraisals. See note 16 to the financial statements for further information.

     On November 13, 2002, Pactiv purchased the shares of Prvni Obalova SPOL S.R.O, a distributor and converter of protective-packaging products in the Czech Republic, for $4 million.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002, the company adopted SFAS No. 142. Following the adoption of this standard, the company reviewed recorded goodwill for possible impairment by comparing the fair value and carrying value of goodwill for each reporting unit. Fair value was determined using the income approach. Goodwill was found to be impaired for certain Protective and Flexible Packaging businesses that were acquired prior to the company's spin-off from Tenneco Inc. Faced with increased competition, these businesses experienced lower operating margins, and, as a result, the company recorded a goodwill-impairment charge of $83 million, $72 million after tax, or $0.45 per share, in the first quarter of 2002. The company subsequently completed impairment testing in the fourth quarter of 2002 and determined that goodwill was not impaired further.

     Changes in the carrying value of goodwill for the six months ended June 30, 2003, by operating segment are shown in the following table.

                                                              CONSUMER AND    PROTECTIVE AND
                                                              FOODSERVICE/       FLEXIBLE
                                                             FOOD PACKAGING     PACKAGING      TOTAL
(In millions)                                                --------------   --------------   -----
Balance, December 31, 2002.................................       $438             $174        $612
Goodwill addition..........................................          1                1           2
Goodwill adjustment -- 2002 acquisition....................        (14)              --         (14)
Translation adjustment.....................................          3                7          10
                                                                  ----             ----        ----
Balance, June 30, 2003.....................................       $428             $182        $610
                                                                  ====             ====        ====

     Trademarks and other intangible assets at June 30, 2003, are shown in the following table.

                                                                               ACCUMULATED
                                                             CARRYING VALUE    AMORTIZATION    NET
(In millions)                                                --------------    ------------    ----
Intangible assets subject to amortization
  Patents..................................................       $187             $65         $122
  Other....................................................         67              22           45
                                                                  ----             ---         ----
                                                                   254              87          167
Intangible assets not subject to amortization..............        130              --          130
                                                                  ----             ---         ----
Total intangible assets....................................       $384             $87         $297
                                                                  ====             ===         ====

     Amortization expense for intangible assets subject to amortization was $4 million and $8 million for the three- and six-month periods ended June 30, 2003, respectively. Amortization expense is estimated to total $15 million, $13 million, $13 million, $12 million, and $12 million for years 2003, 2004, 2005, 2006, and 2007, respectively.

NOTE 7. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                              JUNE 30, 2003   DECEMBER 31, 2002
(In millions)                                                 -------------   -----------------
Original cost
  Land, buildings, and improvements.........................     $  552            $  573
  Machinery and equipment...................................      1,547             1,441
  Construction in progress..................................         71                95
  Other.....................................................         59                58
                                                                 ------            ------
                                                                  2,229             2,167
Less accumulated depreciation and amortization..............       (871)             (801)
                                                                 ------            ------
                                                                 $1,358            $1,366
                                                                 ======            ======

NOTE 8. EARNINGS PER SHARE

     Earnings from continuing operations per share of common stock outstanding was computed as follows.

                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------   ---------------------------
                                                          2003           2002           2003           2002
(Dollars in millions, except for earnings per share)  ------------   ------------   ------------   ------------
BASIC EARNINGS PER SHARE
Income from continuing operations...........          $         59   $         60   $        103   $        102
                                                      ------------   ------------   ------------   ------------
Average number of shares of common stock
  outstanding...............................           158,583,933    158,230,119    158,729,365    158,765,987
                                                      ------------   ------------   ------------   ------------
Basic earnings from continuing operations per
  average share of common stock.............          $       0.37   $       0.38   $       0.65   $       0.64
                                                      ------------   ------------   ------------   ------------
DILUTED EARNINGS PER SHARE
Income from continuing operations...........          $         59   $         60   $        103   $        102
                                                      ------------   ------------   ------------   ------------
Average number of shares of common stock
  outstanding...............................           158,583,933    158,230,119    158,729,365    158,765,987
Effect of dilutive securities
  Restricted stock..........................                    --         28,766             --         27,001
  Stock options.............................             1,551,864      1,923,143      1,666,812      1,687,177
  Performance shares........................               484,476        356,807        484,824        339,961
                                                      ------------   ------------   ------------   ------------
Average number of shares of common stock outstanding
  including dilutive securities.............           160,620,273    160,538,835    160,881,001    160,820,126
                                                      ------------   ------------   ------------   ------------
Dilutive earnings from continuing operations per
  average share of common stock.............          $       0.37   $       0.38   $       0.64   $       0.64
                                                      ------------   ------------   ------------   ------------

     In November 1999, the company established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called "rabbi trust" is designed to assure payment of deferred compensation and supplemental pension benefits. These shares are not considered to be outstanding for purposes of financial reporting.

NOTE 9. SEGMENT INFORMATION

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food-packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fibre products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense.

     The following table sets forth certain segment information.

                                                     SEGMENT
                                      --------------------------------------
                                       CONSUMER AND     PROTECTIVE
                                       FOODSERVICE/    AND FLEXIBLE              RECLASSIFICATIONS
                                      FOOD PACKAGING    PACKAGING     OTHER      AND ELIMINATIONS    TOTAL
(In millions)                         --------------   ------------   ------     -----------------   ------
FOR THE THREE MONTHS ENDED JUNE 30,
  2003
Sales to external customers.........      $  587           $223       $   --          $   --         $  810
Income before interest expense,
  income taxes, and minority
  interest..........................          99             13            8(b)           --            120
FOR THE THREE MONTHS ENDED JUNE 30,
  2002
Sales to external customers.........      $  521           $207       $   --          $   --         $  728
Income before interest expense,
  income taxes, and minority
  interest..........................          92             20(a)        13(b)           --            125
AT JUNE 30, 2003, AND FOR THE SIX
  MONTHS THEN ENDED
Sales to external customers.........      $1,087           $440       $   --          $   --         $1,527
Income before interest expense,
  income taxes, and minority
  interest..........................         172             27           16(b)           --            215
Total assets........................       2,084            759          682(c)           --          3,525
AT JUNE 30, 2002, AND FOR THE SIX
  MONTHS THEN ENDED
Sales to external customers.........      $  977           $398       $   --          $   --         $1,375
Income before interest expense,
  income taxes, and minority
  interest..........................         159             34(a)        25(b)           --            218
Cumulative effect of change in
  accounting principles, net of
  tax...............................          --            (72)          --              --            (72)
Total assets........................       2,081            691        1,487(c)         (116)         4,143

---------------
(a)  Includes restructuring and other credits of $4 million.

(b)  Includes pension-plan income and unallocated corporate expenses.

(c) Includes assets related to pension plans and administrative-service operations.

NOTE 10. ACCOUNTS AND NOTES RECEIVABLE

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $30 million and $35 million at June 30, 2003, and June 30, 2002, respectively. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and related proceeds are included in cash provided by operating activities in the statement of cash flows. Discounts and fees related to these sales were immaterial in the second quarter of 2003 and 2002, and were included in other expense in the consolidated statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt would increase, or its cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

NOTE 11. OTHER CURRENT LIABILITIES

     Components of other current liabilities are shown in the following table.

                                                  JUNE 30, 2003   DECEMBER 31, 2002   DECEMBER 31, 2001
(In millions)                                     -------------   -----------------   -----------------
Accrued promotional expense.....................      $ 75              $ 87                $ 73
Accrued payroll expense.........................        38                47                  30
Accrued taxes...................................        32                11                  10
Other...........................................       109               117                 129
                                                      ----              ----                ----
Total other current liabilities.................      $254              $262                $242
                                                      ====              ====                ====

NOTE 12. SYNTHETIC LEASE COMMITMENTS

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

     In January 2003, the FASB issued FIN No. 46, which revises the accounting and disclosure requirements for VIEs, such as the company's synthetic-lease agreement. See note 3 to the financial statements for further information concerning VIEs.

NOTE 13. COMPREHENSIVE INCOME

     Details of total comprehensive income for the three- and six-month periods ended June 30, 2003, and 2002, were as follows:

                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
                                                         -------------------       -----------------
                                                          2003         2002        2003        2002
                    (In millions)                        ------       ------       -----       -----
Net income............................................     $59          $60        $103         $30
Other comprehensive income
  Net currency translation gains......................      26           33          36          27
  Net changes in interest-rate swaps..................      --            1          --           3
                                                           ---          ---        ----         ---
Total comprehensive income............................     $85          $94        $139         $60
                                                           ---          ---        ----         ---

     The increase in currency translation gains in 2003 was attributable to the appreciation of foreign currencies (mainly the euro) versus the U.S. dollar and the resulting impact on the company's net investment in foreign countries.

NOTE 14. GUARANTEES

     The company, from time to time, utilizes various lines of credit to finance operations of its foreign subsidiaries, which are backed by payment and performance guarantees. These lines of credit are mainly used as overdraft and foreign-exchange settlement facilities and are in effect until cancelled by one or both parties. Performance under the guarantees would be required if subsidiaries failed to satisfy their obligations under such guarantees. At June 30, 2003, amounts outstanding under these lines of credit were not material.

NOTE 15. CONTINGENCIES

    Litigation

     In May 1999, Tenneco, Pactiv (through Tenneco's former paperboard-packaging operations), and a number of other containerboard manufacturers were named as defendants in a consolidated class-action complaint brought on behalf of purchasers of corrugated containers that alleged a civil violation of Section I of the Sherman Act. The company was also named as a defendant in a related class-action antitrust lawsuit. Tenneco sold its containerboard business in April 1999, prior to the spin-off of Pactiv in November 1999. In connection with the spin-off, Pactiv was assigned responsibility for defending related claims against Tenneco and for any liability resulting therefrom.

     The lawsuits (In re: Linerboard Litigations U.S.D.C., E.D. of Pennsylvania, MDL no. 1261) allege that the defendants, during the period October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets. The lawsuits seek treble damages of unspecified amounts, plus attorneys' fees.

     The class has been certified to include all persons in the United States who purchased corrugated containers/sheets directly from any of the defendants during the above period, excluding those who purchased corrugated products pursuant to contracts in which the price of such products was not tied to the price of linerboard. The deadline for class members to opt out of the classes was June 9, 2003. Several entities have opted out of the classes, and approximately 10 direct-action complaints have been filed in various federal courts across the country by opt-out entities. These cases effectively have been consolidated for pretrial purposes before the Federal District Court in the Eastern District of Pennsylvania overseeing the class actions, and it is expected that they soon will be transferred formally to that court. All of the opt-out complaints included allegations against the defendants that were substantially similar to those made in the class actions.

     The class actions are currently set to come to trial in September 2004. No schedule has yet been established for any of the direct-action cases. Pactiv's management believes that the allegations have no merit and is vigorously defending against the claims.

     The company is party to other legal proceedings arising from its operations. Related reserves are recorded when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made.

     Management believes that the outcome of all of these legal matters, individually and in the aggregate, will not have a material adverse effect on the company's financial position.

    Environmental Matters

     In early 2003, the company discovered that certain air emissions at one of its California plants exceeded permitted levels. The company reported this matter to the San Joaquin Valley Air Pollution Control District, and is currently in discussion with that agency regarding the appropriate actions to be taken to address this matter. The company expects to resolve this matter through discussions with the agency and does not believe that the costs involved, including any monetary sanctions, will have a material adverse effect on the company's financial position.

     The company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Pactiv establishes related reserves where it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. Estimated liabilities are subject to change as additional information becomes available regarding the magnitude of possible clean-up costs and the expense and effectiveness of alternative clean-up methods. However, management believes that any additional costs that may be incurred as more information becomes available will not have a material adverse effect on the financial condition of the company.

NOTE 16. SUBSEQUENT EVENT

     On August 8, 2003, the company acquired the remaining 30 percent of the stock of Jaguar, making it a wholly-owned subsidiary of Pactiv. For this interest, the company paid $22 million to the minority interest shareholders of Jaguar. See note 5 to the financial statements for further information.

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

     The company has three operating segments: Consumer and Foodservice/Food Packaging, which relates to the manufacture and sale of disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products for the consumer, foodservice, and food-packaging markets; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fibre products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense.

RESTRUCTURING AND OTHER

     In the fourth quarter of 2001, the company recorded a restructuring charge of $18 million, $10 million after tax, or $0.06 per share. Of this amount, $5 million was related to higher-than-anticipated expenses associated with the sale of small, noncore European businesses announced in the fourth quarter of 2000. The remaining $13 million reflected adoption of a restructuring plan to consolidate operations and reduce costs in both the Consumer and Foodservice/Food Packaging ($5 million) and Protective and Flexible Packaging ($8 million) segments. Specifically, this charge was for (1) plant closures and consolidations in North America and Europe, including the elimination of 283 positions ($10 million); (2) other workforce reductions (99 positions -- $2 million); and (3) asset writedowns related to the exit of a North American product line ($1 million).

     In the second quarter of 2002, the company recognized a benefit of $4 million, $2 million after tax, or $0.02 per share, related to the reversal of a previously recorded restructuring charge (netted against fixed assets), primarily as a result of incurring a lower-than-anticipated loss on the sale of a noncore European business.

THREE MONTHS ENDED JUNE 30, 2003, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

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

     At the end of the second quarter of 2003, industry prices for polystyrene were approximately 4% higher than at the end of the first quarter of 2003, while industry prices for polyethylene fell by approximately 6% over the same period. Overall resin prices were roughly 30% higher than in the year-ago period, driven principally by higher oil and natural-gas costs. As a result, the company's second-quarter 2003 gross margin fell to 29.5% from 32.1% last year.

     The company increased selling prices in many areas of its business in response to the higher resin costs. Certain pricing actions took effect late in the first quarter and benefited all of the second quarter, while others were implemented during the second quarter. Second-quarter 2003 gross margin rose to 29.5% from 29.1% in the first quarter of 2003. The company's pricing actions, coupled with an anticipated moderation of plastic-resin costs as energy markets return to a more normal state, are expected to improve the company's gross margin in the second half of the year.

    Sales

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                               2003         2002    CHANGE
                   (Dollars in millions)                      ------       ------   ------
Consumer and Foodservice/Food Packaging.....................   $587         $521      12.7%
Protective and Flexible Packaging...........................    223          207       7.7
                                                               ----         ----
Total.......................................................   $810         $728      11.3%
                                                               ----         ----

     Total sales increased $82 million, or 11.3%, over 2002. Excluding the positive impact of foreign-currency exchange rates ($20 million), sales grew 8%, driven by 5% volume growth and 3% price improvement.

     Sales in the Consumer and Foodservice/Food Packaging segment increased $66 million, or 12.7%, from 2002. Volume in this business grew 8.4%, with 1.2% coming from the base business and 7.2% from acquisitions, while pricing actions increased sales by 4.1%. Hefty(R) consumer products had strong sales growth, led by increases in tableware and food bags. Rollout of four new Hefty(R) products launched this year continues on track and is meeting the company's targets for distribution. In addition, products introduced in the past two years (namely, Hefty(R) The Gripper(TM) tall kitchen waste bags and Hefty(R) Zoo Pals(TM) disposable children's plates) continued to grow well. Sales growth in the Foodservice/Food Packaging business primarily reflected the impact of 2002 acquisitions and price increases, reduced somewhat by lower volume. Acquisitions accounted for $39 million in sales in the quarter, compared with $2 million last year.

     Sales of protective- and flexible-packaging products increased $16 million, or 7.7%, compared with 2002. Excluding the positive impact of foreign-currency exchange rates ($19 million), sales for this segment declined 1%, primarily because of lower worldwide volume, offset partially by the impact of selling-price increases in North America.

    Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                               2003         2002    CHANGE
                   (Dollars in millions)                      ------       ------   ------
Consumer and Foodservice/Food Packaging.....................   $ 99         $ 92       7.6%
Protective and Flexible Packaging...........................     13           20     (35.0)
Other.......................................................      8           13     (38.5)
                                                               ----         ----
Total.......................................................   $120         $125      (4.0)%
                                                               ----         ----

     Total operating income was $120 million in 2003, a decline of $5 million, or 4.0%, from 2002. The decrease was driven principally by lower pension income, higher raw-material costs, and a $4 million reversal in 2002 of a previously recorded restructuring charge, somewhat offset by increased volume and selling prices and ongoing benefits from the company's productivity and procurement initiatives.

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $7 million, or 7.6%, in 2003, primarily as a result of volume growth (including acquisitions), increased selling prices, and productivity improvements, offset partially by the impact of higher raw-material costs.

     Operating income for the Protective and Flexible Packaging segment in 2003 was down $7 million, or 35.0%, versus last year, reflecting a decline in volume because of soft economic conditions worldwide, as well as higher raw-material costs. Also, last year's results for the segment included the aforementioned $4 million reversal of a previously recorded restructuring charge. Somewhat offsetting these factors was improved pricing in the North American market; however, overall pricing in Europe did not improve because of weak demand.

     Operating income for the Other segment decreased $5 million from last year, mainly because of a decline in pension income (from $27 million in 2002 to $15 million in 2003), offset partially by administrative productivity and procurement savings.

    Income Taxes

     The company's effective tax rate for 2003 was 38.0%, compared with 40.0% for 2002, reflecting the positive impact of tax-reduction actions implemented in the United States and Europe.

    Income from Continuing Operations

     The company recorded net income from continuing operations of $59 million, or $0.37 per share, in 2003, compared with $60 million, or $0.38 per share, last year. Included in 2003 net income was pension income of $9 million after tax, or $0.06 per share. Net income for 2002 included pension income of $17 million after tax, or $0.10 per share, and $2 million after tax, or $0.02 per share, from the aforementioned reversal of a previously recorded restructuring charge.

SIX MONTHS ENDED JUNE 2003, COMPARED WITH SIX MONTHS ENDED JUNE 2002

RESULTS OF CONTINUING OPERATIONS

    Sales

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2003      2002     CHANGE
                   (Dollars in millions)                      -------   -------   ------
Consumer and Foodservice/Food Packaging.....................  $1,087    $  977     11.3%
Protective and Flexible Packaging...........................     440       398     10.6
                                                              ------    ------
Total.......................................................  $1,527    $1,375     11.1%
                                                              ------    ------

     Total sales increased $152 million, or 11.1%, versus last year. Excluding the positive impact of foreign-currency exchange rates ($40 million), sales increased 7.9% over last year.

     Sales for the Consumer and Foodservice/Food Packaging segment increased $110 million, or 11.3%, from last year. Volume in the segment grew 9.8%, with 2.4% coming from the base business and 7.4% from acquisitions. Hefty(R) consumer products growth was led by increases in tableware and food bags, along with continued contributions from products introduced in the past two years. Sales growth in the Foodservice/Food Packaging business primarily reflected the impact of the last year's acquisitions and 2003 price increases, reduced somewhat by lower volume. Acquisitions accounted for $74 million in sales in 2003, compared with $2 million last year.

     Sales of protective- and flexible-packaging products increased $42 million, or 10.6%, compared with 2002. Excluding the positive impact of foreign-currency exchange rates ($39 million), sales for this segment were essentially flat compared with last year, as lower worldwide volume was offset by the impact of price increases.

    Operating Income (Income before Interest Expense, Income Taxes, and Minority Interest)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2003      2002     CHANGE
                   (Dollars in millions)                      -------   -------   ------
Consumer and Foodservice/Food Packaging.....................  $  172    $  159      8.2%
Protective and Flexible Packaging...........................      27        34    (20.6)
Other.......................................................      16        25    (36.0)
                                                              ------    ------
Total.......................................................  $  215    $  218     (1.4)%
                                                              ------    ------

     Total operating income was $215 million in 2003, a decline of $3 million, or 1.4%, from 2002, driven by a $30 million decline in pension income, higher raw-material costs, and a $4 million reversal in 2002 of a previously recorded restructuring charge, largely offset by higher volume, increased selling prices, and ongoing benefits of the company's productivity and procurement initiatives.

     Operating income for the Consumer and Foodservice/Food Packaging segment increased $13 million, or 8.2%, in 2003, driven principally by volume growth (including acquisitions), increased selling prices, and productivity improvements, offset partially by higher raw-material costs.

     Operating income for the Protective and Flexible Packaging segment decreased $7 million, or 20.6%, from 2002, as higher selling prices were more than offset by lower volume, higher raw-material costs, and the aforementioned $4 million reversal in 2002 of a previously recorded restructuring charge.

     Operating income for the Other segment was down $9 million or 36.0%, from last year, mainly because of a decline in pension income (from $54 million in 2002 to $30 million in 2003), offset partially by administrative productivity and procurement savings.

    Income Taxes

     The company's effective tax rate for 2003 was 38.0%, compared with 40.0% for 2002, reflecting the positive impact of tax-reduction actions implemented in the United States and Europe.

    Income from Continuing Operations

     The company recorded net income from continuing operations of $103 million, or $0.64 per share, in 2003, compared with $102 million, or $0.64 per share, in 2002. Included in 2003 net income was pension income of $19 million after tax, or $0.12 per share. Net income in 2002 included pension income of $33 million after tax, or $0.20 per share, and $2 million after tax, or $0.02 per share, from the aforementioned reversal of a previously recorded restructuring charge.

    Cumulative Effect of Change in Accounting Principles

     Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." In this connection, goodwill was tested and found to be impaired for certain businesses in the Protective and Flexible Packaging segment that were acquired prior to the company's spin-off from Tenneco Inc. Faced with increased competition, these businesses experienced lower operating margins. As a result, the company recorded a goodwill-impairment charge totaling $83 million, $72 million after tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Capitalization

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002       CHANGE
                       (In millions)                          --------   ------------   ------
Short-term debt, including current maturities of long-term
  debt......................................................   $    6       $   13       $ (7)
Long-term debt..............................................    1,203        1,224        (21)
                                                               ------       ------       ----
Total debt..................................................    1,209        1,237        (28)
Minority interest...........................................       21           21         --
Shareholders' equity........................................    1,008          897        111
                                                               ------       ------       ----
Total capitalization........................................   $2,238       $2,155       $ 83
                                                               ------       ------       ----

     The company's ratio of debt to total capitalization was 54.0% and 57.4% at June 30, 2003, and December 31, 2002, respectively.

     Shareholders' equity increased $111 million in the first six months of 2003, as a result of recording net income of $103 million, booking a favorable currency translation adjustment totaling $36 million, and issuing company stock of $16 million, offset partially by the repurchase of $44 million of Pactiv stock.

    Cash Flows

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                              2003        2002
                       (In millions)                          -----       -----
Cash provided (used) by:
  Operating activities......................................  $155        $175
  Investing activities......................................   (50)       (139)
  Financing activities......................................   (65)        (40)

     Cash provided by operating activities was $155 million in 2003 versus $175 million last year. The $20 million decrease was driven mainly by an increase in working capital, primarily reflecting higher raw-material costs.

     Investing activities used cash aggregating $50 million in 2003 and $139 million in 2002. The $50 million use of cash in 2003 primarily reflected outlays for capital items ($51 million). The $139 million use of cash is 2002 principally reflected outlays for acquisitions ($92 million) and capital items ($53 million).

     Cash used by financing activities was $65 million in 2003, primarily for the repurchase of company stock ($44 million) and the early retirement of joint-venture debt ($28 million). Cash used by financing activities was $40 million in 2002, principally for the repurchase of company stock.

    Capital Commitments

     Open commitments for authorized expenditures totaled approximately $86 million at June 30, 2003. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash, short-term investments, and internally generated cash.

    Liquidity

     The company uses various sources of funding to manage liquidity, including off-balance-sheet financing vehicles.

     Sources of liquidity include cash flow from operations and a 5-year, $750 million revolving-credit facility, under which $36 million was outstanding at June 30, 2003. At the end of the second quarter of 2003, the company was in full compliance with financial and other covenants included in the revolving-credit agreement.

     Off-balance-sheet financing consists of an asset-securitization program and a synthetic-lease facility. Asset securitization totaled $30 million and $35 million at June 30, 2003, and June 30, 2002, respectively. The synthetic-lease agreement, which will expire in November 2005, contains customary terms and conditions covering, among other things, residual-value guarantees, default provisions, and financial covenants, and requires the company to satisfy certain financial-ratio tests. Termination of the lease agreement, either before or at expiration, would require the company to make a termination payment ($169 million at June 30, 2003, and December 31, 2002), which, in essence, represents off-balance-sheet debt in that the company might be required to obtain alternative financing to fund such a payment. Likewise, termination of the asset-securitization program would require the company to increase its debt or decrease its cash balance by a corresponding amount.

     Management believes that cash flow from operations, available cash reserves, and the ability to obtain cash under the company's credit facilities and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements.

CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized and requires that these assets be reviewed at least annually for possible impairment. The company's annual review for possible impairment of goodwill and indefinite-lived intangibles is conducted in the quarter ending December 31, or earlier as warranted by events or changes in circumstances. Possible impairment of goodwill is determined using a two-step process. The first step requires that the fair value of individual reporting units be compared with their respective carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment, if any. This second step requires the company to allocate the fair value of a reporting unit to all of the assets and liabilities of that unit, including definite- and indefinite-lived intangibles. Any remaining fair value is the implied goodwill of the reporting unit, which is then compared to its carrying value to determine possible impairment. In determining the fair value of tangible assets, the company obtains appraisals from independent valuation firms. Similarly, the impairment test for definite- and indefinite-lived intangible assets requires that their fair values be compared with their carrying values. If the carrying value of an intangible asset exceeds its fair value, an impairment equal to the excess is recognized. Estimates of fair value used in testing goodwill and indefinite-lived assets for possible impairment are primarily determined using projected discounted cash flows along with other publicly available market information. These approaches use estimates and assumptions including the amount and timing of projected cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, and determination of appropriate market comparables. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Effective January 1, 2002, the company adopted SFAS No. 142 and recorded a goodwill-impairment charge for certain Protective and Flexible Packaging businesses of $83 million, $72 million after-tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002. See note 6 to the financial statements for additional information.

     In January 2003, the FASB issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIEs), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for the entities to support their activities. FIN No. 46 requires that (1) a VIE be consolidated by a company if that company is subject to a majority of the VIE's gains and losses and (2) disclosures be made regarding VIEs that a company is not required to consolidate but in which it has a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, for existing VIEs. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the VIE was created. Upon Pactiv's July 1, 2003, adoption of FIN No. 46, the company will consolidate the VIE associated with the properties covered by its synthetic-lease facility, resulting in an increase in long-term debt and property, plant, and equipment of $169 million and $152 million, respectively. Consolidation of the VIE also will require the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on the leased assets from lease inception to June 30, 2003, which will negatively impact net income in the third quarter of 2003 by approximately $10 million, or $0.06 per share. On a going-forward basis, consolidation of the VIE is expected to reduce net income by approximately $3 million, or $0.02 per share, annually.

CRITICAL ACCOUNTING POLICIES

     For a complete discussion of the company's critical accounting policies, refer to Pactiv's most recent filing on Form 10-K.

     Pension Plans

     The company accounts for pension plans in accordance with requirements of SFAS No. 87. Pension-plan income ($30 million and $54 million for the six months ended June 30, 2003, and 2002, respectively) is included in the statement of income as an offset to selling, general, and administrative expenses. Projections indicate that the company's noncash pension income will total approximately $60 million in 2003, versus $109 million in 2002. The drop in pension income reflects the decline in equity market values, the reduction in the discount rate used to measure pension obligations from 7.25% to 6.75%, and the impact of the company's decision to reduce the expected long-term rate of return on pension assets from 9.5% to 9%.

     Pension income is based on a number of factors, including estimates of future returns on pension-plan assets; amortization of actuarial gains/losses; expectations regarding employee compensation; and assumptions pertaining to participant turnover, retirement age, and life expectancy.

     In developing its assumption regarding the rate of return on pension-plan assets, the company receives input from its outside actuary and investment advisors on asset-allocation strategies and projections of long-term rates of return on various asset classes, risk-free rates of return, and long-term inflation rates. Since inception in 1975, the pension plans' annual rate of return on assets has averaged 10.5%. Over its history, the plan has invested approximately 65% of its assets in equities and 35% in fixed income. After consideration of all of these factors, the company concluded that a 9% rate-of-return assumption was appropriate for 2003. Holding all other assumptions constant, a one-half percentage-point change in the rate-of-return assumption would impact the company's pension income by approximately $20 million pretax.

     The company's discount-rate assumption is based on returns on long-term corporate bonds (approximately 6.75% at the September 30, 2002, measurement date) that have the second-highest credit rating from recognized rating agencies. Consequently, the company lowered its discount-rate assumption for 2003 to 6.75% from 7.25%. Holding all other assumptions constant, a one-half percentage-point change in the discount rate would impact the company's pension income by approximately $10 million pretax.

     The company utilizes a market-related (smoothed) value of plan assets in determining the earnings of the plan. Under this method, differences between the smoothed and actual market value of assets are recognized over a 5-year period. Unrecognized actuarial gains or losses are amortized using the "corridor approach" outlined in SFAS No. 87. Holding all current assumptions constant, the company's pension income will decline by approximately $20 million pretax in 2004, principally reflecting the amortization of unrecognized actuarial losses.

     Synthetic Leases

     The company has entered into a synthetic-lease agreement with a third-party lessor and various lenders to finance the cost of its headquarters building and certain of its warehouse facilities. The synthetic-lease agreement, which will expire in November 2005, contains customary terms and conditions covering, among other things, residual-value guarantees, default provisions, and financial covenants, and requires the company to satisfy certain financial-ratio tests, with which it was in full compliance at June 30, 2003. Termination of the lease agreement, either before or at expiration, would require the company to make a termination payment ($169 million at June 30, 2003), which, in essence, represents off-balance-sheet debt in that the company might be required to obtain alternative financing to fund such a payment.

     In January 2003, the FASB issued FIN No. 46, which revises the accounting and disclosure requirements for variable-interest entities (VIEs), including the company's synthetic-lease agreement. See "Changes in Accounting Principles" for further information concerning VIEs.

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements included in this Quarterly Report on Form 10-Q, including statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the notes to the financial statements, are "forward-looking statements." All statements other than statements of historical fact, including statements regarding prospects and future results, are forward-looking. These forward-looking statements generally can be identified by the use of terms and phrases such as "will", "believe", "anticipate", "may", "might", "could", "expect", "estimated", "projects", "intends", "foreseeable future", and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable and makes the statements in good faith, actual results almost always vary from expected results, and the differences could be material. Following are factors that might cause the company's actual results to differ materially from future results expressed or implied by these forward-looking statements:

     - Changes in consumer demand and selling prices for the company's products, including new products that the company or its competitors may introduce, that could impact sales and margins. The company operates in a very competitive environment in which product innovation and development has historically been key to obtaining and maintaining market share and margins. The company's sales and margins can also be impacted by changes in distribution channels, in customer mix (including consolidation among customers), and in customer merchandising strategies, including substitution of unbranded products for branded products.

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

     - Changes enacted by the Securities and Exchange Commission, the Financial Accounting Standards Board, or other regulatory or accounting bodies. See "Critical Accounting Principles."

     - The company's ability to integrate new businesses that it may acquire, or to dispose of businesses or business segments that it may wish to divest.

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

    Foreign-Currency Exchange

     The company uses foreign-currency forward contracts to hedge its exposure to adverse changes in exchange rates, primarily related to the euro and the British pound. Associated gains or losses offset gains or losses on underlying assets or liabilities and were not material in the three- and six-month periods ended June 30, 2003, and were included in other expense on the statement of income.

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at June 30, 2003, all of which will mature in 2003.

                                                     NOTIONAL AMOUNT                     NOTIONAL AMOUNT
                                                   IN FOREIGN CURRENCY   EXCHANGE RATE   IN U.S. DOLLARS
(In millions, except settlement rates)             -------------------   -------------   ---------------
British pounds
  -- Purchase....................................            1              1.6546               2
  -- Sell........................................          (34)             1.6546             (56)
Euros
  -- Purchase....................................           48              1.1511              55
  -- Sell........................................           (1)             1.1511              (1)
Czech koruna
  -- Sell........................................          (16)             0.0364              (1)

    Interest Rates

     The company is exposed to interest-rate risk on revolving-credit debt ($36 million at June 30, 2003) that bears interest at a floating rate based on LIBOR. In addition, the company has issued public-debt securities ($1,179 million at June 30, 2003) with fixed interest rates and original maturity dates ranging from 2 to 24 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time. The fair value of long-term debt at June 30, 2003, and December 31, 2002, was approximately $1,469 million and $1,427 million, respectively, compared with its recorded amount of $1,209 million and $1,224 million, respectively.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                         ESTIMATED MATURITY DATES
                                          -------------------------------------------------------
                                          2003    2004   2005   2006   2007   THEREAFTER   TOTAL
(Dollars in millions)                     -----   ----   ----   ----   ----   ----------   ------
Variable-rate debt......................  $  --   $ 36   $ --   $--    $ --      $ --      $   36
Average interest rate...................     --    2.0%    --    --      --        --         2.0%
Fixed-rate debt.........................  $   3   $ --   $300   $--    $ 99      $776      $1,178
Average interest rate...................   10.1%    --    7.9%   --     7.9%      7.9%        7.9%

     In the first quarter of 2001, the company entered into interest-rate swap agreements to convert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. During the first quarter of 2002, the company exited these swap agreements, and the resulting accumulated net losses ($2 million at June 30, 2003) is being expensed over the remaining life of the underlying obligation.

ITEM 4. CONTROLS AND PROCEDURES

     The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), and the company and such officers have concluded that such controls and procedures are adequate and effective. The company completed its evaluation of such controls and procedures in connection with the preparation of this quarterly report on Form 10-Q on July 30, 2003.

     There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Litigation

     In May 1999, Tenneco, Pactiv (through Tenneco's former paperboard-packaging operations), and a number of other containerboard manufacturers were named as defendants in a consolidated class-action complaint brought on behalf of purchasers of corrugated containers that alleged a civil violation of Section I of the Sherman Act. The company was also named as a defendant in a related class-action antitrust lawsuit. Tenneco sold its containerboard business in April 1999, prior to the spin-off of Pactiv in November 1999. In connection with the spin-off, Pactiv was assigned responsibility for defending related claims against Tenneco and for any liability resulting therefrom.

     The lawsuits (In re: Linerboard Litigation U.S.D.C., E.D. of Pennsylvania, MDL no. 1261) allege that the defendants, during the period October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets. The lawsuits seek treble damages of unspecified amounts, plus attorneys' fees.

     The class has been certified to include all persons in the United States who purchased corrugated containers/sheets directly from any of the defendants during the above period, excluding those who purchased corrugated products pursuant to contracts in which the price of such products was not tied to the price of linerboard. The deadline for class members to opt out of the classes was June 9, 2003. Several entities have opted out of the classes, and approximately 10 direct-action complaints have been filed in various federal courts across the country by opt-out entities. These cases effectively have been consolidated for pretrial purposes before the Federal District Court in the Eastern District of Pennsylvania overseeing the class actions, and it is expected that they soon will be transferred formally to that court. All of the opt-out complaints included allegations against the defendants that are substantially similar to those made in the class actions.

     The class actions are currently set to come to trial in September 2004. No schedule has yet been established for any of the direct-action cases. Pactiv's management believes that the allegations have no merit and is vigorously defending against the claims.

     The company is party to other legal proceedings arising from its operations. Related reserves are recorded when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made.

     Management believes that the outcome of all of these legal matters, individually and in the aggregate, will not have a material adverse effect on the company's financial position.

     Environmental Matters

     In early 2003, the company discovered that certain air emissions at one of its California plants exceeded permitted levels. The company reported this matter to the San Joaquin Valley Air Pollution Control District, and is currently in discussion with that agency regarding the appropriate actions to be taken to address this matter. The company expects to resolve this matter through discussions with the agency and does not believe that the costs involved, including any monetary sanctions, will have a material adverse effect on the company's financial position.

     The company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Pactiv establishes related reserves where it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. Estimated liabilities are subject to change as additional information becomes available regarding the magnitude of possible clean-up costs and the expense and effectiveness of alternative clean-up methods. However, management believes that any additional costs that may be incurred as more information becomes available will not have a material adverse effect on the financial condition of the company.

ITEMS 2-3. NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company's 2003 Annual Meeting of Shareholders was held on May 16, 2003, for the purpose of (1) electing directors, (2) ratifying the appointment of Ernst & Young LLP as independent public accountants for the year 2003, and (3) acting upon such other matters as might be properly brought before the meeting or any adjournment or postponement thereof.

     At the meeting, the following persons were elected to the company's Board of Directors, each for a term to expire at the company's 2004 Annual Meeting of
Shareholders:

                                                                     NUMBER OF VOTES
                                                                -------------------------
NOMINEE                                                             FOR         WITHHELD
-------                                                         -----------    ----------
Larry D. Brady..............................................    143,551,458     3,418,822
K. Dane Brooksher...........................................    143,513,627     3,456,653
Robert J. Darnall...........................................    143,529,972     3,440,308
Mary R. (Nina) Henderson....................................    143,452,121     3,518,159
Roger B. Porter.............................................    142,665,404     4,304,876
Paul T. Stecko..............................................     87,549,382    59,420,898
Richard L. Wambold..........................................    141,759,791     5,210,489
Norman H. Wesley............................................    143,542,287     3,427,993

     The shareholders ratified the appointment of Ernst & Young LLP as the company's independent auditors for the year 2003, with 144,281,386 votes cast for ratification, 1,709,936 votes cast against ratification, and 978,958 abstentions.

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   2          Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
              Pactiv Corporation's Current Report on Form 8-K dated
              November 11, 1999, File No. 1-15157).
   3.1        Restated Certificate of Incorporation of the registrant
              (incorporated herein by reference to Exhibit 3.1 to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.2        Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.1        Specimen Stock Certificate of Pactiv Corporation Common
              Stock (incorporated herein by reference to Exhibit 4.1 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.2(a)     Qualified Offer Plan Rights Agreement, dated as of November
              4, 1999, by and between the registrant and First Chicago
              Trust Company of New York, as Rights Agent (incorporated
              herein by reference to Exhibit 4.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.2(b)     Amendment No. 1 to Rights Agreement, dated as of November 7,
              2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit
              4.4(a) to Pactiv Corporation's Registration Statement on
              Form S-8, File No. 333-101121.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   4.3(a)     Indenture, dated September 29, 1999, by and between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.1 to Tenneco
              Packaging Inc.'s Registration Statement on Form S-4, File
              No. 333-82923).
   4.3(b)     First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(b) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)     Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(c) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)     Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(d) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(e)     Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(e) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(f)     Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(f) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.4        Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
              Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.1        Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
              herein by reference to Exhibit 16.1 to Tenneco Inc.'s
              Current Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.2        Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
              Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.3        Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
              registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
              for quarterly period ended September 30, 1999, File No.
              1-12387).
  10.4        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Executive Incentive Compensation Plan (incorporated
              herein by reference to Exhibit 10.5 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.5        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.6        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Change in Control Severance Benefit Plan for Key
              Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.7        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Deferred Compensation Plan (incorporated herein by
              reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.8        Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.9        Employment Agreement, dated as of March 11, 1997, by and
              between Richard L. Wambold and Tenneco Inc. (incorporated
              herein by reference to Exhibit 10.17 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.10       Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.11       Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.12       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.13       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.14       Pactiv Corporation Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation's
              Registration Statement on Form S-8, File No. 333-101121).
  11          None.
  15          None.
  18          None.
  19          None.
  22          None.
  23          None.
  24          None.
 *31.1        Certification pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.
 *31.2        Certification pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
**32.1        Certification pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.
**32.2        Certification pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.

-------------------------
 * Filed herewith

** Furnished herewith

(B) REPORTS ON FORM 8-K

     On April 23, 2003, the company filed a Form 8-K (amended on June 30, 2003) regarding the press release announcing the company's first quarter 2003 earnings.

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

Date:  August 14, 2003