Form 10-Q
period 2003-09-30
PACTIV CORP
filed 2003-11-14
CIK 1089976

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $0.01 per share: 157,241,738 as of October 31, 2003. (See Notes to Financial Statements.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                               PAGE
                                                               ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income.......................     3
     Condensed Consolidated Statement of Financial
      Position..............................................     4
     Condensed Consolidated Statement of Cash Flows.........     5
     Notes to Financial Statements..........................     6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    16
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................    26
  Item 4. Controls and Procedures...........................    27
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.................................    28
  Item 2. Changes in Securities*............................    29
  Item 3. Defaults Upon Senior Securities*..................    29
  Item 4. Submission of Matters to a Vote of Security
     Holders*...............................................    29
  Item 5. Other Information*................................    29
  Item 6. Exhibits and Reports on Form 8-K..................    29

---------------
* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                -------------------------   -------------------------
                                                   2003          2002          2003          2002
(In millions, except share and per share data)  -----------   -----------   -----------   -----------
SALES......................................     $       793   $       727   $     2,320   $     2,102
                                                -----------   -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization..........................             550           499         1,629         1,431
  Selling, general, and administrative.....              80            70           233           220
  Depreciation and amortization............              41            37           122           116
  Other income, net........................              --            (1)           (1)           (1)
  Restructuring and other..................              --            --            --            (4)
                                                -----------   -----------   -----------   -----------
                                                        671           605         1,983         1,762

OPERATING INCOME...........................             122           122           337           340
Tenneco Packaging litigation settlement and
  other....................................              56            --            56            --
Interest expense, net of interest
  capitalized..............................              23            24            71            71
Income tax expense.........................              17            39            80           107
Minority interest..........................              --            --             1             1
                                                -----------   -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS..........              26            59           129           161
Cumulative effect of change in accounting
  principles, net of income tax............              --            --            --           (72)
                                                -----------   -----------   -----------   -----------
NET INCOME.................................     $        26   $        59           129   $        89
                                                ===========   ===========   ===========   ===========
Average number of shares of common stock
  outstanding
  Basic....................................     157,181,437   158,316,017   158,246,996   158,631,819
  Diluted..................................     159,173,696   160,060,429   160,345,007   160,632,352

EARNINGS (LOSS) PER SHARE
Basic earnings per share of common stock
  Continuing operations....................     $      0.17   $      0.37   $      0.82   $      1.01
  Cumulative effect of change in accounting
     principles............................              --            --            --         (0.45)
                                                -----------   -----------   -----------   -----------
                                                $      0.17   $      0.37   $      0.82   $      0.56
                                                ===========   ===========   ===========   ===========
Diluted earnings per share of common stock
  Continuing operations....................     $      0.16   $      0.37   $      0.80   $      1.01
  Cumulative effect of change in accounting
     principles............................              --            --            --         (0.45)
                                                -----------   -----------   -----------   -----------
                                                $      0.16   $      0.37   $      0.80   $      0.56
                                                ===========   ===========   ===========   ===========

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              SEPTEMBER 30, 2003   DECEMBER 31, 2002
(In millions, except share data)                              ------------------   -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................        $  186              $  127
  Accounts and notes receivable
     Trade, less allowances of $11 and $11 at the respective
       dates................................................           329                 329
     Other..................................................            24                  29
  Inventories
     Finished goods.........................................           268                 244
     Work in process........................................            56                  47
     Raw materials..........................................            69                  42
     Other materials and supplies...........................            33                  35
  Other.....................................................            58                  51
                                                                    ------              ------
  Total current assets......................................         1,023                 904
                                                                    ------              ------
Property, plant, and equipment, net.........................         1,348               1,366
                                                                    ------              ------
Other assets
  Goodwill, net.............................................           619                 612
  Intangible assets, net....................................           294                 294
  Pension assets............................................           184                 170
  Other.....................................................            69                  66
                                                                    ------              ------
  Total other assets........................................         1,166               1,142
                                                                    ------              ------
TOTAL ASSETS................................................        $3,537              $3,412
                                                                    ======              ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................        $    4              $   13
  Accounts payable..........................................           207                 217
  Interest accrued..........................................            32                   9
  Other.....................................................           311                 262
                                                                    ------              ------
  Total current liabilities.................................           554                 501
                                                                    ------              ------
Long-term debt..............................................         1,168               1,224
                                                                    ------              ------
Deferred income taxes.......................................           186                 140
                                                                    ------              ------
Pension and postretirement benefits.........................           551                 586
                                                                    ------              ------
Deferred credits and other liabilities......................            49                  43
                                                                    ------              ------
Minority interest...........................................             8                  21
                                                                    ------              ------
Shareholders' equity
  Common stock (156,929,641 and 158,681,918 shares issued
     and outstanding, after deducting 14,853,535 and
     13,101,457 shares held in treasury, at the respective
     dates).................................................             2                   2
  Premium on common stock and other capital surplus.........         1,342               1,379
  Accumulated other comprehensive loss......................          (943)               (975)
  Retained earnings.........................................           620                 491
                                                                    ------              ------
  Total shareholders' equity................................         1,021                 897
                                                                    ------              ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................        $3,537              $3,412
                                                                    ======              ======

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2003    2002
    FOR THE NINE MONTHS ENDED SEPTEMBER 30 (In millions)      -----   -----
OPERATING ACTIVITIES
Income from continuing operations...........................  $ 129   $ 161
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations:
  Depreciation and amortization.............................    122     116
  Deferred income taxes.....................................     43      76
  Restructuring and other...................................     --      (4)
  Noncash retirement benefits, net..........................    (45)    (81)
  Net working capital.......................................     19      23
  Other.....................................................      7      15
                                                              -----   -----
Cash provided by operating activities.......................    275     306
                                                              -----   -----
INVESTING ACTIVITIES
Net proceeds from sale of businesses and assets.............      2       5
Expenditures for property, plant, and equipment.............    (81)    (87)
Acquisitions of businesses and assets.......................    (22)    (90)
Other.......................................................     (2)      3
                                                              -----   -----
Cash used by investing activities...........................   (103)   (169)
                                                              -----   -----
FINANCING ACTIVITIES
Issuance of common stock....................................     12       7
Purchase of common stock....................................    (59)    (40)
Retirement of long-term debt................................    (67)     (9)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................     (1)     (4)
                                                              -----   -----
Cash used by financing activities...........................   (115)    (46)
                                                              -----   -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................      2       1
                                                              -----   -----
INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS.............     59      92
Cash and temporary cash investments, January 1..............    127      41
                                                              -----   -----
CASH AND TEMPORARY CASH INVESTMENTS, SEPTEMBER 30...........  $ 186   $ 133
                                                              =====   =====

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2003, and 2002, the Condensed Consolidated Statement of Financial Position at September 30, 2003, and the Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2003, and 2002, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2002, as amended, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled, "SEC Filings." Alternatively, free copies of the company's Form 10-K for the year ended December 31, 2002, may be obtained by contacting Investor Relations at (866) 456-5439.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

     For a complete discussion of the company's accounting policies, refer to Pactiv's most recent filing on Form 10-K.

Segment Reporting

     The company reports the results of its segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." During the third quarter of 2003, the company revised its segment reporting by separating its previously aggregated Consumer and Foodservice/Food Packaging segment. Accordingly, the company now has four reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products such as waste bags, tableware, food-storage bags, and cookware for consumer markets such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products for foodservice and food-packaging markets such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fibre products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used. Previously reported segment information has been restated to conform to the current year's presentation. See Note 9 for additional information concerning the company's reporting segments.

Stock-Based Compensation

     In accounting for stock-based employee compensation, the company uses the intrinsic-value method specified in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Shown below are net income and basic and diluted earnings per share as reported and adjusted to reflect the use of the fair-value method in determining stock-based compensation costs (pro forma), as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                SEPTEMBER 30,        SEPTEMBER 30,
                                                             -------------------   -----------------
                                                               2003       2002      2003      2002
(In millions, except per-share data)                         --------   --------   -------   -------
NET INCOME
As reported................................................   $   26     $   59    $  129    $   89
After-tax adjustment of stock-based compensation costs:
  Intrinsic-value method...................................        1         (1)        2         1
  Fair-value method........................................       (3)        (4)      (10)      (10)
                                                              ------     ------    ------    ------
Pro forma..................................................   $   24     $   54    $  121    $   80
                                                              ======     ======    ======    ======
EARNINGS PER SHARE
Basic
As reported................................................   $ 0.17     $ 0.37    $ 0.82    $ 0.56
Adjustment of stock-based compensation costs:
  Intrinsic-value method...................................       --         --      0.01      0.01
  Fair-value method........................................    (0.02)     (0.02)    (0.07)    (0.06)
                                                              ------     ------    ------    ------
Pro forma..................................................   $ 0.15     $ 0.35    $ 0.76    $ 0.51
                                                              ======     ======    ======    ======
Diluted
As reported................................................   $ 0.16     $ 0.37    $ 0.80    $ 0.56
Adjustment of stock-based compensation costs:
  Intrinsic-value method...................................       --         --      0.01      0.01
  Fair-value method........................................    (0.02)     (0.02)    (0.06)    (0.06)
                                                              ------     ------    ------    ------
Pro forma..................................................   $ 0.14     $ 0.35    $ 0.75    $ 0.51
                                                              ======     ======    ======    ======

NOTE 3. CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized and requires that these assets be reviewed at least annually for possible impairment. The company's annual review for possible impairment of goodwill and indefinite-lived intangibles is conducted in the quarter ending December 31, or earlier as warranted by events or changes in circumstances. Possible impairment of goodwill is determined using a two-step process. The first step requires that the fair value of individual reporting units be compared with their respective carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment, if any. This second step requires that the fair value of a reporting unit be allocated to all of the assets and liabilities of that unit, including definite- and indefinite-lived intangibles. Any remaining fair value is the implied goodwill of the reporting unit, which is then compared to the carrying value of goodwill to determine possible impairment. In determining the fair value of tangible assets, the company obtains appraisals from independent valuation firms. Similarly, the impairment test for definite- and indefinite-lived intangible assets requires that their fair values be compared with their carrying values. If the carrying value of an intangible asset exceeds its fair value, an impairment equal to the excess is recognized. Estimates of fair value used in testing goodwill and indefinite-lived intangible assets for possible impairment are primarily determined using projected discounted cash flows, along with other publicly available market information. These approaches use estimates and assumptions, including the amount and timing of projected cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, and appropriate market comparables. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Effective January 1, 2002, the company adopted SFAS No. 142 and recorded a goodwill-impairment charge for certain Protective and Flexible Packaging businesses of $83 million, $72 million after tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002. See note 6 to the financial statements for additional information.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIEs), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for the entities to support their activities. FIN No. 46 requires that (1) a VIE be consolidated by a company if that company is subject to a majority of the VIE's gains and losses and (2) disclosures be made regarding VIEs that a company is not required to consolidate but in which it has a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, and were originally supposed to apply to existing VIEs in the first fiscal year or interim period ending after June 30, 2003; however, the FASB recently deferred the effective date for existing VIEs to the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when VIEs were created. Upon Pactiv's December 31, 2003, adoption of FIN No. 46, the company will consolidate a VIE associated with properties covered by its synthetic-lease facility (see note 12 to the financial statements for additional information), resulting in an increase in long-term debt and property, plant, and equipment of $169 million and $150 million, respectively. Consolidation of the VIE also will require the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on the leased assets from lease inception to December 31, 2003, which will negatively impact net income in the fourth quarter of 2003 by approximately $12 million, or $0.07 per share. On a going-forward basis, consolidation of the VIE is expected to reduce net income by approximately $3 million, or $0.02 per share, annually.

NOTE 4. RESTRUCTURING AND OTHER

     In the fourth quarter of 2001, the company recorded a restructuring charge of $18 million, $10 million after tax, or $0.06 per share. Of this amount, $5 million was related to higher-than-anticipated expenses associated with the sale of small, noncore European businesses announced in the fourth quarter of 2000. The remaining $13 million reflected adoption of a restructuring plan to consolidate operations and reduce costs in the Foodservice/Food Packaging ($5 million) and Protective and Flexible Packaging ($8 million) segments. Specifically, this charge was for (1) plant closures and consolidations in North America and Europe, including the elimination of 283 positions ($10 million);
(2) other workforce reductions (99 positions -- $2 million); and (3) asset writedowns related to the exit of a North American product line ($1 million).

     In the second quarter of 2002, the company recognized a benefit of $4 million, $2 million after tax, or $0.02 per share, related to the reversal of a previously recorded restructuring charge (netted against fixed assets), primarily as a result of incurring a lower-than-anticipated loss on the sale of a noncore European business.

     Changes in restructuring-reserve balances are shown in the following table.

(In millions)
Balance at December 31, 2002................................  $ 2
Cash payments...............................................   (2)
                                                              ---
Balance at September 30, 2003...............................  $--
                                                              ===

     As of September 30, 2003, all restructuring activity related to the above programs was concluded.

NOTE 5. ACQUISITIONS

     On January 4, 2002, the company purchased MSP Schmeiser GmbH, a German medical-products company, for $3 million. On February 13, 2002, the company acquired an egg-packaging production line from Amerpack S.A. de C.V., a Mexican company, for $10 million.

     In January 2002, the company purchased the assets of two small Italian protective-packaging companies, recording these transactions as capital expenditures. The outstanding shares of a third small Italian protective-packaging company, Forniture Industriali, were acquired in June 2002 for $1 million.

     On June 18, 2002, the company purchased Winkler Forming Inc., a leading thermoformer of amorphous polyethylene terephthalate (APET) products for food packaging, for $78 million. During the third quarter of 2002, the company received $3 million from the seller in interim settlement of working-capital amounts. Appraisals of the fair-market value of the assets and liabilities acquired were finalized during the second quarter of 2003, resulting in related goodwill being reduced by $14 million and property, plant, and equipment and intangible assets both being increased by $7 million.

     On October 21, 2002, Pactiv purchased a 70% interest in the stock of Mexico-based Central de Bolsas, S.A. de C.V. (Jaguar), a leading thermoformer of high-impact polystyrene (HIPS) cold cups and plates and polystyrene foam foodservice/food packaging. For this interest, Pactiv paid $31 million to the shareholders of Jaguar and made a $20 million equity investment in Jaguar. On August 8, 2003, the company acquired the remaining 30% of the stock of Jaguar for $22 million, making it a wholly-owned subsidiary of Pactiv. At September 30, 2003, the allocation of the purchase price to the net assets of Jaguar and the related recognition of $15 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired, and, therefore, are subject to revision upon receipt of final appraisals.

     On November 13, 2002, Pactiv purchased the shares of Prvni Obalova SPOL S.R.O, a distributor and converter of protective-packaging products in the Czech Republic, for $4 million.

     On September 23, 2003, Pactiv entered into an agreement to purchase the plastic-packaging assets of Rock-Tenn Company, which are used in the manufacture of APET and polypropylene products for food packaging. The transaction closed effective October 27, 2003. See Note 16 for further information.

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

     Changes in the carrying value of goodwill for the nine months ended September 30, 2003, by operating segment are shown in the following table.

                                                                                        PROTECTIVE
                                                       CONSUMER    FOODSERVICE/FOOD    AND FLEXIBLE
                                                       PRODUCTS       PACKAGING         PACKAGING      TOTAL
                   (In millions)                       --------    ----------------    ------------    -----
Balance, December 31, 2002.........................      $136            $302              $174        $612
Goodwill addition..................................        --              10                 1          11
Goodwill adjustment -- prior acquisitions..........        --             (14)               --         (14)
Currency translation adjustment....................        --               3                 7          10
                                                         ----            ----              ----        ----
Balance, September 30, 2003........................      $136            $301              $182        $619
                                                         ====            ====              ====        ====

     Trademarks and other intangible assets at September 30, 2003, are shown in the following table.

                                                                                  ACCUMULATED
                                                                CARRYING VALUE    AMORTIZATION    NET
                       (In millions)                            --------------    ------------    ----
Intangible assets subject to amortization
  Patents...................................................         $192             $68         $124
  Other.....................................................           62              22           40
                                                                     ----             ---         ----
                                                                      254              90          164
Intangible assets not subject to amortization...............          130              --          130
                                                                     ----             ---         ----
Total intangible assets.....................................         $384             $90         $294
                                                                     ====             ===         ====

     Amortization expense for intangible assets subject to amortization was $3 million and $11 million for the three- and nine-month periods ended September 30, 2003, respectively. Amortization expense is estimated to total $14 million, $13 million, $13 million, $12 million, and $12 million for years 2003, 2004, 2005, 2006, and 2007, respectively.

NOTE 7. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                                SEPTEMBER 30, 2003    DECEMBER 31, 2002
                       (In millions)                            ------------------    -----------------
Original cost
  Land, buildings, and improvements.........................          $  556               $  573
  Machinery and equipment...................................           1,579                1,441
  Construction in progress..................................              63                   95
  Other.....................................................              58                   58
                                                                      ------               ------
                                                                       2,256                2,167
Less accumulated depreciation and amortization..............            (908)                (801)
                                                                      ------               ------
                                                                      $1,348               $1,366
                                                                      ======               ======

NOTE 8. EARNINGS PER SHARE

     Earnings from continuing operations per share of common stock outstanding was computed as follows:

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                        --------------------------    --------------------------
                                                           2003           2002           2003           2002
(Dollars in millions, except for earnings per share)    -----------    -----------    -----------    -----------
BASIC EARNINGS PER SHARE
  Income from continuing operations............         $        26    $        59    $       129    $       161
                                                        -----------    -----------    -----------    -----------
  Average number of shares of common stock
     outstanding...............................         157,181,437    158,316,017    158,246,996    158,631,819
                                                        -----------    -----------    -----------    -----------
  Basic earnings from continuing operations per
     average share of common stock.............         $      0.17    $      0.37    $      0.82    $      1.01
                                                        -----------    -----------    -----------    -----------
DILUTED EARNINGS PER SHARE
  Income from continuing operations............         $        26    $        59    $       129    $       161
                                                        -----------    -----------    -----------    -----------
  Average number of shares of common stock
     outstanding...............................         157,181,437    158,316,017    158,246,996    158,631,819
  Effect of dilutive securities
     Restricted stock..........................                  --         30,412             --         28,072
     Stock options.............................           1,507,700      1,292,608      1,613,258      1,559,539
     Performance shares........................             484,559        421,392        484,753        412,922
                                                        -----------    -----------    -----------    -----------
  Average number of shares of common stock
     outstanding including dilutive securities...       159,173,696    160,060,429    160,345,007    160,632,352
                                                        -----------    -----------    -----------    -----------
  Diluted earnings from continuing operations per
     average share of common stock.............         $      0.16           0.37           0.80    $      1.01
                                                        -----------    -----------    -----------    -----------

     In November 1999, the company established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called "rabbi trust" is designed to assure payment of deferred compensation and supplemental pension benefits. These shares are not considered to be outstanding for purposes of financial reporting.

NOTE 9. SEGMENT INFORMATION

     During the third quarter of 2003, the company amended its segment reporting. Previously reported segment information has been restated to conform to the current year's presentation. The following table sets forth certain segment information, as amended. See Note 2 for further information.

                                                         SEGMENT
                                    -------------------------------------------------
                                                FOODSERVICE/     PROTECTIVE              RECLASSIFICATIONS
                                    CONSUMER        FOOD        AND FLEXIBLE                    AND
                                    PRODUCTS     PACKAGING       PACKAGING      OTHER      ELIMINATIONS       TOTAL
         (In millions)              --------    ------------    ------------    -----    -----------------    ------
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2003
Sales to external customers.....      $224         $  351           $218        $ --            $--           $  793
Operating income................        48             53             15           6(a)          --              122
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2002
Sales to external customers.....      $211         $  307           $209        $ --            $--           $  727
Operating income................        50             43             14          15(a)          --              122
AT SEPTEMBER 30, 2003, AND FOR
  THE NINE MONTHS THEN ENDED
Sales to external customers.....      $645         $1,017           $658        $ --            $--           $2,320
Operating income................       138            135             42          22(a)          --              337
Total assets....................       957          1,130            751         699(b)          --            3,537
AT SEPTEMBER 30, 2002, AND FOR
  THE NINE MONTHS THEN ENDED
Sales to external customers.....      $612         $  883           $607        $ --            $--           $2,102
Operating income................       138            114             48(c)       40(a)          --              340
Cumulative effect of change in
  accounting principles, net of
  tax...........................        --             --            (72)         --             --              (72)
Total assets....................       968          1,007            690         629(b)          (1)           3,293

---------------
(a) Includes pension-plan income and unallocated corporate expenses.

(b) Includes assets related to pension plans and administrative-service operations.

(c) Includes restructuring and other credits of $4.

NOTE 10. ACCOUNTS AND NOTES RECEIVABLE

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $15 million at September 30, 2003, and September 30, 2002. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and related proceeds are included in cash provided by operating activities in the statement of cash flows. Discounts and fees related to these sales were immaterial in the third quarter of 2003 and 2002, and were included in other income and expense in the consolidated statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt would increase, or its cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

NOTE 11. OTHER CURRENT LIABILITIES

     Components of other current liabilities are shown in the following table.

                                                              SEPTEMBER 30, 2003   DECEMBER 31, 2002
(In millions)                                                 ------------------   -----------------
Accrued promotion expense, rebates and discounts............         $ 67                $ 78
Accrued litigation..........................................           64                  10
Accrued payroll expense.....................................           47                  47
Accrued taxes...............................................           22                  11
Accrued employee benefits...................................           32                  31
Other.......................................................           79                  85
                                                                     ----                ----
Total other current liabilities.............................         $311                $262
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

NOTE 13. COMPREHENSIVE INCOME

     Details of total comprehensive income for the three- and nine-month periods ended September 30, 2003, and 2002, were as follows:

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           -------------------    ------------------
                                                            2003        2002       2003       2002
(In millions)                                              ------      -------    ------     -------
Net income...............................................    $26        $  59      $129       $  89
Other comprehensive income
  Net currency translation gains (losses)................     (4)          (1)       32          26
  Recognition of minimum pension-plan liability and
     reduction of net pension-plan assets................     --         (918)       --        (918)
  Net changes in interest-rate swaps.....................      1           --         1           3
                                                             ---        -----      ----       -----
       Total comprehensive income........................    $23        $(860)     $162       $(800)
                                                             ---        -----      ----       -----

     The increase in currency translation gains in the nine months ended September 30, 2003, and 2002, was attributable to the appreciation of foreign currencies (mainly the euro) versus the U.S. dollar and the resulting impact on the company's net investment in foreign countries.

NOTE 14. GUARANTEES

     The company, from time to time, utilizes various lines of credit to finance operations of its foreign subsidiaries that are backed by payment and performance guarantees. These lines of credit are mainly used as overdraft and foreign-exchange settlement facilities and are in effect until cancelled by one or both parties.

Performance under the guarantees would be required if subsidiaries failed to satisfy their obligations under such guarantees. At September 30, 2003, amounts outstanding under these lines of credit were not material.

NOTE 15. CONTINGENCIES

    Litigation

     In May 1999, Tenneco, Pactiv (through Tenneco's former containerboard business), and a number of other containerboard manufacturers were named as defendants in a consolidated, class-action complaint brought on behalf of purchasers of corrugated containers that alleged a civil violation of Section I of the Sherman Act. The company also was named as a defendant in a related class-action antitrust lawsuit. Tenneco sold its containerboard business in April 1999, prior to the spin-off of Pactiv in November 1999. In connection with the spin-off, Pactiv was assigned responsibility for defending related claims against Tenneco and for any liability resulting therefrom.

     The lawsuits (In Re: Linerboard Litigation, U.S.D.C., E.D. of Pennsylvania, MDL no. 1261) alleged that the defendants, during the period from October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets. The lawsuits sought treble damages of unspecified amounts, plus attorneys' fees.

     Several entities have opted out of the classes, and the company has been named as a defendant in 12 direct-action complaints that have been filed in various federal courts across the country by opt-out entities. These cases effectively have been consolidated for pretrial purposes before the Federal District Court in the Eastern District of Pennsylvania, which is overseeing the class actions, and it is expected that they will be transferred formally to that court. All of the opt-out complaints included allegations against the defendants that are substantially similar to those made in the class actions.

     On November 3, 2003, the company reached an agreement to settle the class-action lawsuits. The settlement, which must be approved by the court, resulted in the company recording a charge of $56 million pretax, $35 million after tax, or $0.22 per share, in the third quarter of 2003. This charge includes the establishment of a reserve for the estimated liability associated with the opt-out complaints. Actual amounts paid in settlement of these opt-out liabilities, if any, may differ from the amount of the established reserve. No trial date has been set for any of the opt-out lawsuits.

     The company is party to other legal proceedings arising from its operations. Related reserves are recorded when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period.

    Environmental Matters

     In early 2003, the company discovered that certain air emissions at one of its California plants exceeded permitted levels. The company reported this matter to the San Joaquin Valley Air Pollution Control District, and is currently in discussions with that agency regarding the appropriate actions to be taken to address the matter. The company expects to resolve this matter through discussions with the agency and does not believe that the costs involved, including any monetary sanctions, will have a material adverse effect on the company's financial position, results of operation, or cash flows.

     The company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Pactiv establishes related reserves where it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. Estimated liabilities are subject to change as additional information becomes available regarding the magnitude of possible clean-up costs, the expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations.

However, management believes that any additional costs that may be incurred as more information becomes available will not have a material adverse effect on the company's financial position, although such costs could have a material effect on the company's results of operations or cash flows in a particular period.

NOTE 16. SUBSEQUENT EVENTS

     Effective October 27, 2003, the company completed its purchase of the plastic packaging assets of Rock-Tenn Company for $60 million. These assets are used in the manufacture of APET and polypropylene products for food packaging.

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

     The company reports the results of its segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." During the third quarter of 2003, the company revised its segment reporting by separating its previously aggregated Consumer and Foodservice/Food Packaging segment. Accordingly, the company now has four reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products such as waste bags, tableware, food-storage bags, and cookware for consumer markets such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products for foodservice and food-packaging markets such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fibre products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used. Previously reported segment information has been restated to conform to the current year's presentation.

RESTRUCTURING AND OTHER

     In the fourth quarter of 2001, the company recorded a restructuring charge of $18 million, $10 million after tax, or $0.06 per share. Of this amount, $5 million was related to higher-than-anticipated expenses associated with the sale of small, noncore European businesses announced in the fourth quarter of 2000. The remaining $13 million reflected adoption of a restructuring plan to consolidate operations and reduce costs in the Foodservice/Food Packaging ($5 million) and Protective and Flexible Packaging ($8 million) segments. Specifically, this charge was for (1) plant closures and consolidations in North America and Europe, including the elimination of 283 positions ($10 million);
(2) other workforce reductions (99 positions-$2 million); and (3) asset writedowns related to the exit of a North American product line ($1 million).

     In the second quarter of 2002, the company recognized a benefit of $4 million, $2 million after tax, or $0.02 per share, related to the reversal of a previously recorded restructuring charge (netted against fixed assets), primarily as a result of incurring a lower-than-anticipated loss on the sale of a noncore European business.

     As of September 30, 2003, all restructuring activity related to the above programs was concluded.

THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

RESULTS OF CONTINUING OPERATIONS

    Significant Trends

     Approximately 80% of Pactiv's sales is related to products made from different types of plastics. The principal raw materials used to manufacture these products are plastic resins, including polystyrene, polyethylene, polypropylene, polyvinyl chloride, and amorphous polyethylene terephthalate
(APET). Plastic-resin prices can be volatile and are a function of, among other things, the availability of production capacity; oil, natural gas, and other energy-related feedstock costs; and geopolitical circumstances.

     At the end of the third quarter of 2003, industry prices for polystyrene had declined by approximately 2% versus the end of the second quarter of 2003, while industry prices for polyethylene had fallen by between 4% and 5% over the same period. Compared with the third quarter of 2002, industry prices for polystyrene rose by approximately 12%, driven principally by higher oil prices, while industry prices for polyethylene were 12% to 15% higher than in 2002 (depending on the type of resin purchased), fueled by higher natural gas prices.

     In response to the increase in resin costs, the company raised selling prices in many areas of its business in the first half of 2003. These price increases contributed to the company's ability to increase its gross margin to 30.6% in the third quarter of 2003 from 29.5% in the previous quarter. However, the third-quarter 2003 gross margin was 0.8 percentage points lower than the prior year, in that the impact of 2003 price increases was less than the year-over-year effect of higher resin costs.

     Additional selected selling-price increases, particularly in the company's Consumer Products segment, were implemented near the end of the third quarter and will benefit all of the fourth quarter; however, resin suppliers have announced additional price increases effective in the fourth quarter which may limit further expansion of the company's gross margin in the second half of 2003.

    Sales

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                               2003         2002    CHANGE
                   (Dollars in millions)                      ------       ------   ------
Consumer Products...........................................   $224         $211      6.2%
Foodservice/Food Packaging..................................    351          307     14.3
Protective and Flexible Packaging...........................    218          209      4.3
                                                              ------       ------
Total.......................................................   $793         $727      9.1%
                                                              ------       ------

     Total sales increased $66 million, or 9.1%, over 2002. Excluding the positive impact of foreign-currency exchange rates ($13 million) and acquisitions ($23 million), sales grew 4%, driven primarily by volume growth of 2% in the base businesses, and price improvement of 2%.

     Sales for the Consumer Products business of $224 million increased $13 million, or 6.2%, from $211 million last year, reflecting strong volume growth in tableware and waste bags. Rollout of four new Hefty(R) products launched this year continues on track and the products have been well received. In addition, sales of products introduced in the past two years (principally, Hefty(R) The Gripper(TM) tall kitchen waste bags and Hefty(R) Zoo Pals(TM) disposable children's plates) continue to be strong.

     Foodservice/Food Packaging segment sales of $351 million rose $44 million, or 14.3%, from 2002, driven by acquisitions ($22 million), favorable pricing, and volume growth in the base business. Growth in home meal replacement products, processor trays, aluminum products, and APET products led to the increase.

     Sales of protective- and flexible-packaging products of $218 million increased $9 million, or 4.3%, compared with last year. Excluding the positive impact of foreign-currency exchange rates ($12 million) and acquisitions ($1 million), sales for this segment declined $4 million, or 1.8% from a year ago, primarily because of lower volume in Europe, offset partially by higher volume in North America and Asia.

    Operating Income

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2003        2002    CHANGE
                   (Dollars in millions)                      ------      ------   ------
Consumer Products...........................................   $ 48        $ 50     (4.0)%
Foodservice/Food Packaging..................................     53          43     23.3
Protective and Flexible Packaging...........................     15          14      7.1
Other.......................................................      6          15    (60.0)
                                                              ------      ------
Total.......................................................   $122        $122       --%
                                                              ------      ------

     Total operating income was $122 million in 2003, unchanged from 2002. Operating margin was 15.4%, compared with 16.8% last year, reflecting the impact of higher raw-material costs and lower noncash pension income, offset partially by higher volume. On a sequential basis, operating margin advanced 0.6 percentage points from the second quarter of 2003.

     Operating income for the Consumer Products business of $48 million decreased $2 million, or 4.0%, from last year, principally because price increases to offset higher resin costs will not be fully effective until the fourth quarter. Operating margin was 21.4% compared with 23.7% last year. The decrease was attributable principally to higher resin costs.

     Operating income for the Foodservice/Food Packaging segment of $53 million rose $10 million, or 23.3%, from 2002, primarily as a result of volume growth (including acquisitions), price increases to offset higher resin costs, productivity improvements, and lower logistics costs. Operating margin was 15.1% compared with 14.0% last year.

     Operating income for the Protective and Flexible Packaging segment was $15 million, an increase of $1 million, or 7.1%, from 2002. Operating margin was 6.9% compared with 6.7% last year, reflecting the impact of productivity initiatives and volume growth in key segments of the business, including protective packaging in North America.

     Operating income for the Other segment was $6 million, a decrease of $9 million, or 60.0%, from last year, mainly because of a decline in pension income (from $27 million in 2002 to $15 million in 2003), offset partially by the impact of administrative productivity improvement and procurement savings.

    Tenneco Packaging Litigation Settlement and Other

     In the third quarter of 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco Inc., Tenneco Packaging, and Packaging Corporation of America, Tenneco's former containerboard business (Tenneco Packaging litigation). The settlement, which must be approved by the court, resulted in Pactiv recording a pretax charge of $56 million ($35 million after tax, or $0.22 per share). This charge includes the establishment of a reserve for the estimated liability associated with lawsuits filed by certain members of the original class action who opted out and filed their own lawsuits. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period.

    Income Taxes

     The company's effective tax rate for 2003 was 38.0%, compared with 40.0% for 2002, reflecting the impact of tax-reduction actions in the United States and Europe.

    Income from Continuing Operations

     The company recorded net income from continuing operations of $26 million, or $0.16 per share, in 2003, compared with $59 million, or $0.37 per share, last year. Included in 2003 net income was the impact of the Tenneco Packaging litigation settlement of $35 million after tax, or $0.22 per share, and pension income of $10 million after tax, or $0.06 per share. Net income for 2002 included pension income of $16 million after tax, or $0.10 per share.

NINE MONTHS ENDED SEPTEMBER 2003, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 2002

RESULTS OF CONTINUING OPERATIONS

    Sales

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002     CHANGE
                   (Dollars in millions)                      -------   -------   ------
Consumer Products...........................................  $  645    $  612      5.4%
Foodservice/Food Packaging..................................   1,017       883     15.2
Protective and Flexible Packaging...........................     658       607      8.4
                                                              -------   -------
Total.......................................................  $2,320    $2,102     10.4%
                                                              -------   -------

     Total sales were $2,320 million, an increase of $218 million, or 10.4%, versus last year. Excluding the positive impact of foreign-currency exchange rates ($53 million) and acquisitions ($98 million), sales increased 3.1% over last year, driven by favorable pricing and volume growth in the base business.

     Sales for the Consumer Products segment of $645 million increased $33 million, or 5.4%, from last year, primarily due to volume growth in tableware and wastebags, along with continued volume contributions from products introduced in the past two years.

     Sales for the Foodservice/Food Packaging segment were $1,017 million, an increase $134 million, or 15.2%, from last year, primarily reflecting the impact of the last year's acquisitions, 2003 price increases, and higher volume in the base business.

     Sales of protective- and flexible-packaging products of $658 million increased $51 million, or 8.4%, compared with 2002. Excluding the positive impact of foreign-currency exchange rates ($51 million) and acquisitions ($4 million), sales for this segment fell by $4 million, or 0.6%, versus last year, as lower worldwide volume was offset partially by the impact of price increases.

    Operating Income

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002     CHANGE
                   (Dollars in millions)                      -------   -------   ------
Consumer Products...........................................  $  138    $  138       --%
Foodservice/Food Packaging..................................     135       114     18.4
Protective and Flexible Packaging...........................      42        48    (12.5)
Other.......................................................      22        40    (45.0)
                                                              -------   -------
Total.......................................................  $  337    $  340     (0.9)%
                                                              -------   -------

     Total operating income was $337 million, a decline of $3 million, or 0.9%, from 2002, driven by a $36 million decline in pension income, higher raw-material costs, and a $4 million reversal in 2002 of a previously recorded restructuring charge, offset by the impact of higher volume, increased selling prices, and the ongoing benefits of the company's productivity and procurement initiatives.

     Operating income for the Consumer Products segment was unchanged from last year, as the effect of volume growth, lower advertising and promotion expenses, and productivity improvements offset higher raw-material costs.

     Operating income for the Foodservice/Food Packaging segment increased $21 million, or 18.4%, from a year ago, primarily driven by increased selling prices, volume growth (including acquisitions), and productivity improvements, offset partially by higher raw-material costs.

     Operating income for the Protective and Flexible Packaging segment decreased $6 million, or 12.5%, from 2002, as the impact of productivity improvements were more than offset by lower volume, higher raw-material costs, and the aforementioned $4 million reversal in 2002 of a previously recorded restructuring charge.

     Operating income for the Other segment declined $18 million, or 45.0%, from last year, mainly because of a decline in pension income (from $81 million in 2002 to $45 million in 2003), offset partially by the impact of administrative productivity improvement and procurement savings.

    Tenneco Packaging Litigation Settlement and Other

     In the third quarter of 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco Inc., Tenneco Packaging, and Packaging Corporation of America, Tenneco's former containerboard business (Tenneco Packaging litigation). The settlement, which must be approved by the court, resulted in Pactiv recording a pretax charge of $56 million ($35 million after tax, or $0.22 per share). This charge includes the establishment of a reserve for the estimated liability associated with lawsuits filed by certain members of the original class action who opted out and filed their own lawsuits. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period.

    Income Taxes

     The company's effective tax rate for 2003 was 38.0%, compared with 40.0% for 2002, reflecting the impact of tax-reduction actions in the United States and Europe.

    Income from Continuing Operations

     The company recorded net income from continuing operations of $129 million, or $0.80 per share, in 2003, compared with $161 million, or $1.01 per share, in 2002. Included in 2003 net income was the impact of the Tenneco Packaging litigation settlement of $35 million after tax, or $0.22 per share, and pension income of $29 million after tax, or $0.18 per share. Net income in 2002 included pension income of $49 million after tax, or $0.30 per share, and $2 million after tax, or $0.02 per share, from the aforementioned reversal of a previously recorded restructuring charge.

    Cumulative Effect of Change in Accounting Principles

     Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." In this connection, goodwill was tested and found to be impaired for certain businesses in the Protective and Flexible Packaging segment that were acquired prior to the company's spin-off from Tenneco. Faced with increased competition, these businesses experienced lower operating margins. As a result, the company recorded a goodwill-impairment charge totaling $83 million, $72 million after tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Capitalization

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2003            2002       CHANGE
                       (In millions)                         -------------   ------------   ------
Short-term debt, including current maturities of long-term
  debt.....................................................     $    4          $   13       $ (9)
Long-term debt.............................................      1,168           1,224        (56)
                                                                ------          ------       ----
Total debt.................................................      1,172           1,237        (65)
Minority interest..........................................          8              21        (13)
Shareholders' equity.......................................      1,021             897        124
                                                                ------          ------       ----
Total capitalization.......................................     $2,201          $2,155       $ 46
                                                                ------          ------       ----

     The company's ratio of debt to total capitalization was 53.2% and 57.4% at September 30, 2003, and December 31, 2002, respectively.

     Shareholders' equity increased $124 million in the first nine months of 2003, as a result of recording net income of $129 million, booking a $32 million favorable currency-translation adjustment, and issuing company stock totaling $22 million, offset partially by the purchase of $59 million of Pactiv stock.

    Cash Flows

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003       2002
                       (In millions)                          ------     ------
Cash provided (used) by:
  Operating activities......................................  $ 275      $ 306
  Investing activities......................................   (103)      (169)
  Financing activities......................................   (115)       (46)

     Cash provided by operating activities was $275 million versus $306 million last year. The $31 million decrease was driven mainly by an increase in working capital, primarily reflecting higher raw-material costs.

     The $103 million of cash used by investing activities in 2003 primarily represented outlays for capital items ($81 million) and acquisitions ($22 million), while the $169 million use of cash in 2002 principally represented spending on acquisitions ($90 million) and capital items ($87 million).

     The $115 million used in connection with financing activities in 2003 primarily was driven by the repurchase of company stock ($59 million) and the early retirement of debt ($67 million). Cash used by financing activities of $46 million in 2002 principally was related to the purchase of company stock.

    Capital Commitments

     Open capital commitments totaled approximately $81 million at September 30, 2003. It is anticipated that the majority of these expenditures will be funded over the next 12 months using existing cash, short-term investments, and internally generated cash.

    Liquidity

     The company uses various sources of funding to satisfy liquidity needs, including off-balance-sheet financing vehicles.

     Sources of liquidity include cash flow from operations and a 5-year, $750 million revolving-credit facility, under which no balance was outstanding at September 30, 2003. At the end of the third quarter of 2003, the company was in full compliance with financial and other covenants included in the revolving-credit agreement.

     Off-balance-sheet financing consists of an asset-securitization program and a synthetic-lease facility. The asset-securitization balance totaled $15 million at September 30, 2003, and September 30, 2002. The synthetic-lease agreement, which will expire in November 2005, contains customary terms and conditions covering, among other things, residual-value guarantees, default provisions, and financial covenants, and requires the company to satisfy certain financial-ratio tests. Termination of the lease agreement, either before or at expiration, would require the company to make a termination payment ($169 million at September 30, 2003, and December 31, 2002), which, in essence, represents off-balance-sheet debt in that the company might be required to obtain alternative financing to fund such a payment. Likewise, termination of the asset-securitization program would require the company to increase its debt or decrease its cash balance by a corresponding amount.

     The company has pension plans that cover substantially all of its employees. Cash-funding requirements for the plans are governed primarily by the Employee Retirement Income Security Act (ERISA). Based on preliminary long-term projections of the company's actuary at September 30, 2003, no cash contributions to the plans will be required under ERISA regulations through at least the year 2013. For further information regarding the company's projected cash funding requirements under ERISA, see Exhibit 99.2 attached to this Form 10-Q.

     In the third quarter of 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco Inc., Tenneco Packaging, and Packaging Corporation of America, Tenneco's former containerboard business (Tenneco Packaging litigation). The settlement, which must be approved by the court, resulted in Pactiv recording a pretax charge of $56 million ($35 million after tax, or $0.22 per share). Once approved, a substantial portion of this settlement is expected to be paid out within the next 12 months. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period.

     Management believes that cash flow from operations, available cash reserves, and the ability to obtain cash under the company's credit facilities and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements.

CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142. SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized and requires that these assets be reviewed at least annually for possible impairment. The company's annual review for possible impairment of goodwill and indefinite-lived intangibles is conducted in the quarter ending December 31, or earlier as warranted by events or changes in circumstances. Possible impairment of goodwill is determined using a two-step process. The first step requires that the fair value of individual reporting units be compared with their respective carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment, if any. The second step requires that the fair value of a reporting unit be allocated to all of the assets and liabilities of that unit, including definite- and indefinite-lived intangibles. Any remaining fair value is the implied goodwill of the reporting unit, which is then compared to the carrying value of goodwill to determine possible impairment. In determining the fair value of tangible assets, the company obtains appraisals from independent valuation firms. Similarly, the impairment test for definite- and indefinite-lived intangible asset requires that their fair values be compared with their carrying values. If the carrying value of an intangible asset exceeds its fair value, an impairment equal to the excess is recognized. Estimates of fair value used in testing goodwill and indefinite-lived intangible assets for possible impairment are primarily determined using projected discounted cash flows, along with other publicly-available market information. These approaches use estimates and assumptions, including the amount and timing of projected cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, and appropriate market comparables. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Effective January 1, 2002, the company adopted SFAS No. 142 and recorded a goodwill-impairment charge for certain Protective and Flexible Packaging businesses of $83 million, $72 million after tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIEs), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for the entities to support their activities. FIN No. 46 requires that (1) a VIE be consolidated by a company if that company is subject to a majority of the VIE's gains and losses and (2) disclosures be made regarding VIEs that a company is not required to consolidate but in which it has a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, and were originally supposed to apply to existing VIEs in the first fiscal year or interim period ending after June 30, 2003; however, the FASB deferred the effective date for existing VIEs to the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when VIEs were created. Upon Pactiv's December 31, 2003, adoption of FIN No. 46, the company will consolidate a VIE associated with properties covered by its synthetic-lease facility (see note 12 to the financial statements for additional information), resulting in an increase in long-term debt and property, plant, and equipment of $169 million and $150 million, respectively. Consolidation of the VIE also will require the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on the leased assets from lease inception to December 31, 2003, which will negatively impact net income in the fourth quarter of 2003 by approximately $12 million, or $0.07 per share. On a going-forward basis, consolidation of the VIE is expected to reduce net income by approximately $3 million, or $0.02 per share, annually.

CRITICAL ACCOUNTING POLICIES

     For a complete discussion of the company's critical accounting policies, refer to Pactiv's most recent filing on Form 10-K.

    Pension Plans

     The company accounts for pension plans in accordance with requirements of SFAS No. 87, "Employers' Accounting for Pensions." Pension-plan income ($45 million and $81 million for the nine months ended September 30, 2003, and 2002, respectively) is included in the statement of income as an offset to selling, general, and administrative expenses. Projections indicate that the company's noncash pension income will total approximately $60 million in 2003, versus $109 million in 2002. The drop in pension income reflects the decline in equity market values, the reduction in the discount rate used to measure pension obligations from 7.25% to 6.75%, and the impact of the company's decision to reduce the expected long-term rate of return on pension assets from 9.5% to 9%.

     Pension income is based on a number of factors, including estimates of future returns on pension-plan assets; amortization of actuarial gains/losses; expectations regarding employee compensation; and assumptions pertaining to participant turnover, retirement age, and life expectancy.

     In developing its assumption regarding the rate of return on pension-plan assets, the company receives input from its outside actuary and investment advisors on asset-allocation strategies and projections of long-term rates of return on various asset classes, risk-free rates of return, and long-term inflation rates. Since inception in 1975, the pension plans' annual rate of return on assets has averaged 10.5%. Over its history, the plan has invested approximately 65% of its assets in equities and 35% in fixed income securities. After consideration of all of these factors, the company concluded that a 9% rate-of-return assumption was appropriate for 2003. Holding all other assumptions constant, a one-half percentage-point change in the rate-of-return assumption would impact the company's pension income by approximately $25 million pretax.

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

     The company utilizes a market-related (smoothed) value of plan assets in determining the earnings of the plan. Under this method, differences between the smoothed and actual market value of assets are recognized over a 5-year period. Unrecognized actuarial gains or losses are amortized using the "corridor approach" outlined in SFAS No. 87. Pactiv's actuary recently completed its valuation of pension-plan assets and liabilities as of the company's annual September 30 measurement date. The company's actuary projects that pension income for 2004 will be approximately $49 million pretax, or $11 million less than in 2003.

     For further information concerning the company's projected pension income and ERISA funding requirements for the next ten years, see Exhibits 99.1 and
99.2 attached to this Form 10-Q.

    Synthetic Leases

     The company has entered into a synthetic-lease agreement with a third-party lessor and various lenders to finance the cost of its headquarters building and certain of its warehouse facilities. The synthetic-lease agreement, which will expire in November 2005, contains customary terms and conditions covering, among other things, residual-value guarantees, default provisions, and financial covenants, and requires the company to satisfy certain financial-ratio tests, with which it was in full compliance at September 30, 2003. Termination of the lease agreement, either before or at expiration, would require the company to make a termination payment ($169 million at September 30, 2003), which, in essence, represents off-balance-sheet debt in that the company might be required to obtain alternative financing to fund such a payment.

     In January 2003, the FASB issued FIN No. 46, which revises the accounting and disclosure requirements for VIEs, including the company's synthetic-lease agreement. See "Changes in Accounting Principles" for further information concerning VIEs.

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements included in this Quarterly Report on Form 10-Q, including statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and Exhibits 99.1 and 99.2 referenced therein and in the notes to the financial statements, are "forward-looking statements." All statements other than statements of historical fact, including statements regarding prospects and future results, are forward-looking. These forward-looking statements generally can be identified by the use of terms and phrases such as "will", "believe", "anticipate", "may", "might", "could", "expect", "estimated", "projects", "intends", "foreseeable future", and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable and makes the statements in good faith, actual results almost always vary from expected results, and the differences could be material. Following are factors that might cause the company's actual results to differ materially from future results expressed or implied by these forward-looking statements:

     - Changes in consumer demand and selling prices for the company's products, including new products that the company or its competitors may introduce, that could impact sales and margins. The company operates in a very competitive environment in which product innovation and development has historically been key to obtaining and maintaining market share and margins. The company's sales and margins can also be impacted by changes in distribution channels, in customer mix (including customer concentration and consolidation among customers), and in customer merchandising strategies, including substitution of unbranded products for branded products.

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

     - The general economic, political, and competitive conditions in countries in which the company operates, including currency fluctuations and other risks associated with operating outside of the U. S., may impact not only demand for the company's products, but also the prices of raw materials and costs of manufacturing.

     - Changes in assumptions regarding the long-term rate of return on pension assets and the discount rate and other assumptions, as well as the level of amortization of actuarial gains and losses, could have a material effect on net income and shareholders' equity. Similarly, the actual return on pension assets will affect the company's net income and shareholders' equity.

     - Changes enacted by the Securities and Exchange Commission, the Financial Accounting Standards Board, or other regulatory or accounting bodies. See "Changes in Accounting Principles."

     - Competition from producers located in countries which have lower labor and other costs.

     - The company's ability to integrate new businesses that it may acquire or to dispose of businesses or business segments that it may wish to divest.

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

    Foreign-Currency Exchange

     The company uses foreign-currency forward contracts to hedge its exposure to adverse changes in exchange rates, primarily related to the euro and the British pound. Associated gains or losses offset gains or losses on underlying assets or liabilities and were not material in the three-and nine-month periods ended September 30, 2003, and were included in other expense on the statement of income.

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at September 30, 2003, all of which will mature in 2003.

                                                     NOTIONAL AMOUNT                     NOTIONAL AMOUNT
                                                   IN FOREIGN CURRENCY   EXCHANGE RATE   IN U.S. DOLLARS
(In millions, except settlement rates)             -------------------   -------------   ---------------
British pounds
  -- Purchase....................................            3               1.67                5
  -- Sell........................................          (38)              1.67              (63)
Euros
  -- Purchase....................................           55               1.16               64
  -- Sell........................................           (5)              1.16               (6)

    Interest Rates

     The company has issued public-debt securities ($1,174 million at September 30, 2003) with fixed interest rates and original maturity dates ranging from 2 to 24 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time. In addition, the company has other fixed-rate debt totaling $2 million at September 30, 2003. The fair value of total long-term debt at September 30, 2003, and December 31, 2002, was approximately $1,384 million and $1,427 million, respectively, compared with its recorded amount of $1,168 million and $1,224 million, respectively.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                           ESTIMATED MATURITY DATES
                                            ------------------------------------------------------
                                            2003   2004   2005   2006   2007   THEREAFTER   TOTAL
(Dollars in millions)                       ----   ----   ----   ----   ----   ----------   ------
Fixed-rate debt...........................  $  1   $  1   $ --   $--    $ --        --      $    2
Average interest rate.....................   6.2%   5.5%    --    --      --        --         5.8%
Fixed-rate debt securities................  $ --   $ --   $299   $--    $ 99      $776      $1,174
Average interest rate.....................    --     --    7.2%   --     8.0%      8.1%        7.9%

     In the first quarter of 2001, the company entered into interest-rate swap agreements to convert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. During the first quarter of 2002, the company exited these swap agreements, and the resulting accumulated net loss ($1 million at September 30, 2003) is being expensed over the remaining life of the underlying obligation.

    Commodity Derivatives

     During the third quarter of 2003, the company entered into natural-gas forward contracts to hedge its exposure to adverse changes in the price levels of natural gas during the period from November 2003 to March 2004. These instruments limit the upside risk on purchases of natural gas used in the production process at certain of the company's plants. In this connection, the company paid an option premium that will be amortized over the November 2003-March 2004 period. The option does not obligate the company to purchase natural gas, but limits upward price exposure, while allowing the company to benefit fully from downward price movements.

ITEM 4. CONTROLS AND PROCEDURES

     The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), and the company and such officers have concluded that such controls and procedures are adequate and effective. The company completed its evaluation of such controls and procedures in connection with the preparation of this quarterly report on Form 10-Q on November 10, 2003.

     There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Litigation

     In May 1999, Tenneco, Pactiv (through Tenneco's former containerboard business), and a number of other containerboard manufacturers were named as defendants in a consolidated class-action complaint brought on behalf of purchasers of corrugated containers that alleged a civil violation of Section I of the Sherman Act. The company also was named as a defendant in a related class-action antitrust lawsuit related to sales of corrugated sheets. Tenneco sold its containerboard business in April 1999, prior to the spin-off of Pactiv in November 1999. In connection with the spin-off, Pactiv was assigned responsibility for defending related claims against Tenneco and for any liability resulting therefrom.

     The lawsuits (In Re: Linerboard Litigation, U.S.D.C., E.D. of Pennsylvania, MDL No. 1261) alleged that the defendants, during the period from October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets. The lawsuits sought treble damages of unspecified amounts, plus attorneys' fees.

     Several entities have opted out of the classes, and the company has been named as a defendant in 12 direct-action complaints that have been filed in various federal courts across the country by opt-out entities. These cases effectively have been consolidated for pretrial purposes before the Federal District Court in the Eastern District of Pennsylvania, which is overseeing the class actions, and it is expected that they will be transferred formally to that court. All of the opt-out complaints included allegations against the defendants that are substantially similar to those made in the class actions.

     On November 3, 2003, the company reached an agreement to settle the class action lawsuits. The settlement, which must be approved by the court, resulted in the company recording a charge of $56 million pretax, $35 million after tax, or $0.22 per share, in the third quarter of 2003. This charge includes the establishment of a reserve for the estimated liability associated with the opt-out complaints. Actual amounts paid in settlement of these opt-out liabilities, if any, may differ from the amount of the established reserve. No trial date has been set for any of the opt-out lawsuits.

     The company is party to other legal proceedings arising from its operations. Related reserves are recorded when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period.

    Environmental Matters

     In early 2003, the company discovered that certain air emissions at one of its California plants exceeded permitted levels. The company reported this matter to the San Joaquin Valley Air Pollution Control District, and is currently in discussion with that agency regarding the appropriate actions to be taken to address the matter. The company expects to resolve this matter through discussions with the agency and does not believe that the costs involved, including any monetary sanctions, will have a material adverse effect on the company's financial position, results of operation, or cash flows.

     The company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Pactiv establishes related reserves where it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. Estimated liabilities are subject to change as additional information becomes available regarding the magnitude of possible clean-up costs, the expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations. However, management believes that any additional costs that may be incurred as more information becomes available will not have a material adverse effect on the company's financial position, although such costs could have a material effect on the company's results of operations or cash flows in a particular period.

ITEMS 2-5. NONE

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
  10.12       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.13       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.14       Pactiv Corporation Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation's
              Registration Statement on Form S-8, File No. 333-101121).
  11          None.
  15          None.
  18          None.
  19          None.
  22          None.
  23          None.
  24          None.
 *31.1        Certification pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.
 *31.2        Certification pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.
**32.1        Certification pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.
**32.2        Certification pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.
 *99.1        Pactiv Corporation FAS87 Pension Plan Projections.
 *99.2        Pactiv Corporation Preliminary ERISA Pension Plan
              Projections.

---------------
 * Filed herewith

** Furnished herewith

(B) REPORTS ON FORM 8-K

     On July 23, 2003, the company filed a Form 8-K regarding the press release announcing the company's second quarter 2003 earnings.

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

Date:  November 14, 2003