Form 10-K
period 2003-12-31
PACTIV CORP
filed 2004-03-15
CIK 1089976

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

       CLASS OF VOTING STOCK AND NUMBER OF SHARES                   MARKET VALUE OF COMMON STOCK HELD BY
        HELD BY NON-AFFILIATES AT JUNE 30, 2003                                NON-AFFILIATES
--------------------------------------------------------  --------------------------------------------------------
            COMMON STOCK 156,337,490 SHARES                                    $3,081,411,928

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value). 153,809,913 shares outstanding as of February 29, 2004. (See Note 12 to the Financial Statements.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                           PART OF THE FORM 10-K
                        DOCUMENT                                          INTO WHICH INCORPORATED
--------------------------------------------------------  --------------------------------------------------------
  Pactiv Corporation's Definitive Proxy Statement for                             Part III
 the Annual Meeting of Shareholders to be held May 14,
                           2004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                      PART I
Item 1.          Business....................................................    1
Item 2.          Properties..................................................    5
Item 3.          Legal Proceedings...........................................    5
Item 4.          Submission of Matters to a Vote of Security Holders.........    6
Item 4.1         Executive Officers of the Registrant........................    6

                                     PART II
Item 5.          Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................    8
Item 6.          Selected Financial Data.....................................    9
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   10
Item 7A          Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   21
Item 8.          Financial Statements and Supplementary Data.................   23
Item 9.          Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................   57
Item 9A          Controls and Procedures.....................................   57

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   57
Item 11.         Executive Compensation......................................   57
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................   57
Item 13.         Certain Relationships and Related Transactions..............   58
Item 14.         Principal Accounting Fees and Services......................   58

                                     PART IV
Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.........................................................   58

ITEM 1. BUSINESS.

OVERVIEW

     Pactiv Corporation (Pactiv or the company) is a global supplier of specialty-packaging and consumer products with 2003 sales of $3.1 billion. The company operates 80 manufacturing facilities in 14 countries around the world. Pactiv has three key operating segments: Consumer Products, Foodservice/Food Packaging, and Protective and Flexible Packaging. The company's consumer products include plastic, aluminum, and paper-based products such as waste bags, food-storage bags, and disposable tableware and cookware. Pactiv's foodservice/food packaging products include foam, clear plastic, aluminum, pressed-paperboard, and molded-fibre packaging for customers in the food-distribution channel, including wholesalers, supermarkets, and packer processors, who prepare and process food for consumption. The company's protective-packaging products are generally used to protect and cushion various commercial and industrial products from the point of manufacture to the point of delivery or pick-up. Pactiv's flexible-packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications, and often involve custom design.

     Pactiv was previously known as Tenneco Packaging Inc. and was formerly a wholly-owned subsidiary of Tenneco Inc. (Tenneco) that was spun-off to shareholders of Tenneco on November 4, 1999 (the "spin-off"). Pactiv includes the assets, liabilities, and operations of Tenneco's former specialty-packaging business and certain of Tenneco's former corporate and administrative-service operations. As used herein, the terms "Pactiv" and "the company" refer, for periods prior to the spin-off, to the packaging businesses and corporate and administrative-service operations of Tenneco and, for periods after the spin-off, to Pactiv and its consolidated subsidiaries.

     The company was incorporated in the state of Delaware in 1965 under the name of Packaging Corporation of America. The company changed its name to Tenneco Packaging Inc. in November 1995 and, concurrent with the spin-off, changed its name to Pactiv Corporation.

PRODUCTS AND MARKETS

     Consumer Products

     The company manufactures, markets, and sells consumer products such as plastic storage bags for food and household items; plastic waste bags; foam, pressed-paperboard, and molded-fibre tableware; and aluminum cookware. Many of these products are sold under such recognized brand names as Hefty(R), Baggies(R), Hefty(R) OneZip(R), Hefty(R) CinchSak(R), Hefty(R) The Gripper(R), Hefty(R) Zoo Pals(R), Kordite(R), and EZ Foil(R). These products, which are typically used by consumers in their homes, are sold through a variety of retailers, including supermarkets, mass merchandisers, and other stores where consumers purchase household goods.

     Foodservice/Food Packaging

     For foodservice customers, the company offers products to merchandise and serve on-premises and takeout meals. These items include tableware products such as plates, bowls, and cups, and a broad line of takeout-service containers made from clear plastic, microwaveable plastic, foam, molded-fibre, paperboard, and aluminum.

     The company's food-packaging products are designed to protect food during distribution, aid retailers in merchandising food products, and help customers prepare and serve meals in their homes. Food packaging products for supermarkets include clear rigid-display packaging for produce, delicatessen, and bakery applications; microwaveable containers for prepared, ready-to-eat meals; and foam trays for meat and produce. The company also manufactures plastic zipper closures for a variety of other packaging applications.

     For food processors, the company's products include dual-ovenable paperboard containers, molded-fibre egg cartons, red meat and poultry trays, aluminum containers, and modified atmosphere packaging, which extends the shelf life of red meat products.

     The company also manufactures, markets, and sells foam products for use in the construction industry.

     Protective and Flexible Packaging

     The company manufactures, markets, and sells protective packaging for use in many industries, including the automotive, computer, electronics, furniture, durable-goods, building, and construction industries. Pactiv's sheet foams and air-encapsulated bubble products are used for cushioning and surface protection, and its paperboard honeycomb and engineered foam-plank products provide protection against shock, vibration, and thermal damage. Pactiv also offers padded mailers, a variety of laminated protective coverings, and customized-packaging systems.

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

BUSINESS STRATEGY

     Pactiv expects to grow by expanding its existing businesses and through strategic acquisitions. In seeking organic or acquisition growth, the company focuses on markets that have strong expansion characteristics and attractive margins. Through its broad product lines and custom-design capability, the company offers customers "material-neutral" packaging solutions. With this approach and the availability of worldwide geographic coverage, the company has become a primary supplier to several national and international manufacturers and distributors and has developed long-term relationships with key participants in the consolidating packaging and foodservice-distribution industries. Fostering such relationships is critical in identifying and penetrating new markets.

     Market Presence

     Many of Pactiv's products have strong market-share positions, including the number one position in key markets such as consumer waste bags and tableware, foodservice-foam containers, clear rigid-display packaging, foam trays, and aluminum cookware. In 2003, more than 80% of the company's sales came from products that hold the number one or number two share position in markets served, reflecting the strength of the company's Hefty(R) and EZ Foil(R) brands, the breadth of its product lines, and its ability to offer "one-stop shopping" to customers.

     New Products/Design Services

     The company drives growth by developing new products and value-added product line extensions. In 2003, the company spent $32 million on research and development activities and introduced more than 50 new products.

     In the Consumer Products business segment, several major new products were introduced in 2003: Hefty(R) Hearty Meals(TM) plates and bowls, Hefty(R) Zoo Pals(R) slider bags for children, Hefty(R) Sports Pals(TM) plates, Hefty(R) EasyFlaps(R) tall kitchen bags with Stretch & Grip(TM) Top, Hefty(R) Kitchen Fresh(R) CinchSak(R) tall kitchen bags, and Hefty(R) OneZip(R) school bags.

     In 2003, the Foodservice/Food Packaging business segment broadened its product offerings through the introduction of new barrier trays for meat packaging, sheetcake pans for a major grocery store, new containers for agricultural products, and a new salad container for a major fast-food chain.

     In the U.S., the protective-packaging product line was expanded in 2003 with the introduction of the Pactiv Air 5000 air-cushioning system, and the launching of Poly Plank engineered soft foam for use in protecting painted surfaces and other applications requiring non-abrasive surface protection.

     In 2002 and 2001, the company spent $35 million and $40 million, respectively, on research and development efforts.

     Service Capabilities

     Building on broad product lines and strong relationships with national distributors, in 2002, Pactiv completed the implementation of its customer-linked manufacturing system for the Foodservice/Food Packaging segment. Today, the systems and information-management infrastructure and distribution network are fully in place to support this segment's "One Face to the Customer" strategy, aimed at reducing supply-chain costs, enhancing customer service, and improving productivity.

     Productivity/Cost Reduction

     Pactiv's continuing focus on enhancing productivity and reducing manufacturing and logistics costs is key to improving the business' profitability. In 2003, approximately 31% of the company's research and development spending and roughly 25% of its capital spending was devoted to efforts to reduce costs and improve manufacturing and distribution productivity.

     Strategic Acquisitions

     In 2003, the company spent a total of $82 million in acquiring the remaining 30% of the stock of Central de Bolsas, S.A. de C.V. (Jaguar) and the plastic-packaging assets of Rock-Tenn Company. Strategic acquisitions have been, and will continue to be, an important element of the company's growth strategy.

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

     In 2003 and 2002, Wal-Mart Stores, Inc. accounted for 11.4% and 10.0%, respectively, of the company's consolidated sales. In general, the company's backlog of orders is not material.

ANALYSIS OF SALES

     The following table sets forth information regarding sales from continuing operations.

                                                  2003               2002               2001
                                            ----------------   ----------------   ----------------
                                            Amount   % Total   Amount   % Total   Amount   % Total
(Dollars in millions)                       ------   -------   ------   -------   ------   -------
Consumer Products.........................  $  888      28%    $  841      29%    $  815      29%
Foodservice/Food Packaging................   1,371      44      1,221      43      1,182      42
Protective and Flexible Packaging.........     879      28        818      28        815      29
                                            ------     ---     ------     ---     ------     ---
Total.....................................  $3,138     100%    $2,880     100%    $2,812     100%
                                            ------     ---     ------     ---     ------     ---

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

RAW MATERIALS

     The principal raw materials used by the company are plastic resins, including polystyrene, polyethylene, polypropylene, polyvinyl chloride and amorphous polyethylene terephthalate (APET); aluminum; paperboard; pulp; and recycled fiber. Approximately 80% of Pactiv's sales come from products made from different types of plastics. In general, these raw materials are readily available from a wide variety of suppliers. Raw-material prices can be volatile and are a function of, among other things, the availability of production capacity; oil, natural gas, and other energy-related feedstock costs; and geopolitical circumstances. The supply of raw materials was adequate in 2003 and the company's management believes that such supply will remain adequate in 2004

ENVIRONMENTAL REGULATION

     The company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Where it is probable that related liabilities exist and where reasonable estimates of such liabilities can be made, Pactiv establishes associated reserves. Estimated liabilities are subject to change as additional information becomes available regarding the magnitude of possible clean-up costs, the expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations. However, management believes that any additional costs that may be incurred as more information becomes available will not have a material adverse effect on the company's financial position, although such costs could have a material effect on the company's results of operations or cash flows in a particular period.

     In early 2003, the company discovered that certain air emissions at one of its California plants exceeded permitted levels. The company reported this matter to the San Joaquin Valley Air Pollution Control District, and, effective November 2003, has entered into a settlement agreement with that agency regarding the appropriate actions to be taken to address the matter, which settlement agreement is subject to the approval of the U.S. Environmental Protection Agency. The company does not believe that the costs involved, including any monetary sanctions, will have a material adverse effect on the company's financial position, results of operations, or cash flows.

OTHER

     As of December 31, 2003, Pactiv employed approximately 16,000 people, of which approximately 600 were employed by joint ventures in which the company has a controlling interest and 14% were covered by collective-bargaining agreements. Four of those agreements, covering a total of 726 employees, are scheduled for renegotiation in 2004. In Europe and the Middle East, 2,516 employees are represented by works councils. Management believes that employee relations are generally satisfactory.

     The company owns a number of U.S. and foreign patents, trademarks, and other intellectual property that are significant with regard to the manufacture, marketing, and distribution of certain products. The company also utilizes numerous software licenses that are important to its business. The company believes that its intellectual-property and licensing rights are adequate for its business.

AVAILABLE INFORMATION

     The company's website is www.pactiv.com. On this website, under the investor relations link, the company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. The company also makes available on this website, under the Investor Relations link, the company's code of ethics, including the code of ethics for its principal executive, financial, and accounting officers.

ITEM 2. PROPERTIES.

     Pactiv's executive offices are located at 1900 West Field Court, Lake Forest, Illinois 60045. Its telephone number at that address is (847) 482-2000.

     In North America, Pactiv operates 56 manufacturing facilities in 19 states, Canada, and Mexico. Plastic and aluminum foodservice, consumer, and building products are manufactured at 27 plants. The protective-packaging business converts paperboard into honeycomb products at nine plants. Nine plants apply extrusion, foaming, and converting technologies to produce flexible or rigid-plastic protective packaging, using polystyrene, polyethylene, and polypropylene resins. Molded-fibre packaging is produced at seven locations, and tooling for molded-fibre plants is manufactured at one location. Ovenable-paperboard products are manufactured at three facilities. A research and development center for consumer and foodservice/food packaging products and process development is located in Canandaigua, New York. A design center and process-development operation for protective-and flexible-packaging products is located in Buffalo Grove, Illinois. The company also operates 5 regional mixing facilities in Illinois (2), Georgia, New York, and Texas.

     Pactiv has 24 manufacturing facilities outside of North America. Fourteen protective-packaging plants in Belgium, England, France, Germany, Italy, The Netherlands, Poland, Spain, and the Czech Republic make plastic, air-encapsulated bubble and foam-sheet products, including mailers. Five flexible-packaging plants in Egypt and Germany make flexible-packaging films, bags, labels, pouches, printed and converted paper bags, and disposable medical packaging. A subsidiary produces cushioning and molded-fibre packaging in Germany and England. Single-use thermoformed plastic food containers and films are manufactured at three facilities in England, Scotland, and Wales. In addition, Pactiv has joint-venture interests in a folding-carton operation in Dongguan, China (50% owned) and a corrugated-converting operation in Shaoxing, China (62.5% owned).

     In general, management believes that the company's plant and equipment are well maintained and in good operating condition, and that it has satisfactory title to owned properties, subject to certain liens that do not detract materially from the value or use of the properties.

ITEM 3.LEGAL PROCEEDINGS.

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

     The lawsuits (In Re: Linerboard Litigation, U.S.D.C., E.D. of Pennsylvania, MDL no.1261) alleged that the defendants, during the period from October 1, 1993, through November 30, 1995, conspired to limit the supply of linerboard, and that the purpose and effect of the alleged conspiracy was to artificially increase prices of corrugated containers and corrugated sheets. The lawsuits sought treble damages of unspecified amounts, plus attorneys' fees.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

ITEM 4.1.EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below are the executive officers of the company at February 29, 2004, the positions held by such officers, and the date of appointment to such positions. These descriptions are being included in Part I of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

     Richard L. Wambold, 52, Chairman of the Board of Directors, President, and Chief Executive Officer. Mr. Wambold has served as Chairman since March 2000, President since June 1999, and Chief Executive Officer since the spin-off in November 1999. Prior to 1999, Mr. Wambold served as Executive Vice President and General Manager of the company's specialty-packaging and consumer-products business units.

     Andrew A. Campbell, 58, Senior Vice President and Chief Financial
Officer. Mr. Campbell joined the company in October 1999 as Vice President and Chief Financial Officer and has served as Senior Vice President and Chief Financial Officer since January 2001. Prior to joining the company, Mr. Campbell served as Acting Chief Financial Officer of Foamex International, Inc. from May to September 1999.

     James V. Faulkner, Jr., 59, Vice President, General Counsel, and Secretary. Mr. Faulkner has been Vice President and General Counsel of the company since 1995, and was elected Secretary of the company in December 2002.

     Peter H. Lazaredes, 53, Senior Vice President and General Manager, Foodservice/Food Packaging. Mr. Lazaredes has served as Senior Vice President and General Manager, Foodservice/Food Packaging, since January 2001. Prior to 2001, and since he joined the company in 1996, Mr. Lazaredes held various senior management positions in the company's specialty-packaging unit.

     James D. Morris, 50, Senior Vice President and General Manager, Protective and Flexible Packaging. Mr. Morris has served as Senior Vice President and General Manager, Protective and Flexible Packaging since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Morris held various senior management positions in the company's specialty-packaging unit.

     John N. Schwab, 54, Senior Vice President and General Manager, Hefty(R) Consumer Products. Mr. Schwab has served as Senior Vice President and General Manager, Hefty(R) Consumer Products since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Schwab held various senior management positions in the company's specialty-packaging unit.

     Henry M. Wells, III, 59, Vice President and Chief Human Resources
Officer. Mr. Wells has served as Vice President and Chief Human Resources Officer since April 2000. Prior to joining the company, Mr. Wells served as Vice President, Human Resources, for Banta Corporation from April 1996 to April 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The outstanding shares of common stock ($0.01 par value) of Pactiv Corporation are listed on the New York Stock Exchange under the symbol "PTV". Stock price and dividend information for 2003 and 2002 is shown below.

                                                            STOCK PRICE/SHARE
                                                            -----------------   DIVIDENDS
                                                             HIGH       LOW       PAID
                                                            -------   -------   ---------
2002
  First quarter...........................................  $21.00    $16.60       $--
  Second quarter..........................................   24.47     19.05        --
  Third quarter...........................................   23.80     15.95        --
  Fourth quarter..........................................   22.52     15.35        --
2003
  First quarter...........................................   22.65     17.55        --
  Second quarter..........................................   21.25     18.13        --
  Third quarter...........................................   20.90     17.95        --
  Fourth quarter..........................................   24.03     20.28        --

     As of February 29, 2004, there were approximately 43,051 holders of record of the company's common stock, including brokers and other nominees.

     Dividend declarations are at the discretion of the company's board of directors. The company does not currently plan to declare a dividend; however, the company periodically considers alternatives, including dividend payments, to increase shareholder value.

ITEM 6. SELECTED FINANCIAL DATA.

(In millions, except per-share data)            2003      2002      2001      2000      1999
FOR THE YEARS ENDED DECEMBER 31                -------   -------   -------   -------   -------
STATEMENT OF INCOME (LOSS)
Sales
  Consumer Products..........................  $   888   $   841   $   815   $   785   $   699
  Foodservice/Food Packaging.................    1,371     1,221     1,182     1,416     1,433
  Protective and Flexible Packaging..........      879       818       815       851       896
                                               -------   -------   -------   -------   -------
                                                 3,138     2,880     2,812     3,052     3,028
                                               -------   -------   -------   -------   -------
Operating income (loss)......................      466       463       391       341       (23)
Tenneco Packaging litigation settlement and
  other......................................       56        --        --        --        --
Interest expense, net of interest
  capitalized................................       96        96       107       134       146
Income-tax expense (benefit).................      118       146       118        91       (50)
Minority interest............................        1         1         1         3        --
                                               -------   -------   -------   -------   -------
Income (loss) from continuing operations.....      195       220       165       113      (119)
Income (loss) from discontinued operations,
  net of income tax..........................       --        --        28       134      (193)
Cumulative effect of changes in accounting
  principles, net of income tax..............      (12)      (72)       --        --       (32)
                                               -------   -------   -------   -------   -------
Net income (loss)............................  $   183   $   148   $   193   $   247   $  (344)
                                               -------   -------   -------   -------   -------
Average number of shares of common stock
  outstanding
  Basic......................................  157.932   158.618   158.833   161.722   167.405
  Diluted....................................  160.144   160.613   159.527   161.779   167.663
Earnings (loss) per share
  Basic
     Continuing operations...................  $  1.23   $  1.38   $  1.04   $  0.70   $ (0.71)
     Discontinued operations.................       --        --      0.17      0.83     (1.15)
     Cumulative effect of changes in
       accounting principles.................    (0.07)    (0.45)       --        --     (0.19)
                                               -------   -------   -------   -------   -------
                                               $  1.16   $  0.93   $  1.21   $  1.53   $ (2.05)
                                               -------   -------   -------   -------   -------
  Diluted
     Continuing operations...................  $  1.21   $  1.37   $  1.03   $  0.70   $ (0.71)
     Discontinued operations.................       --        --      0.17      0.83     (1.15)
     Cumulative effect of changes in
       accounting principles.................    (0.07)    (0.45)       --        --     (0.19)
                                               -------   -------   -------   -------   -------
                                               $  1.14   $  0.92   $  1.20   $  1.53   $ (2.05)
                                               -------   -------   -------   -------   -------
STATEMENT OF FINANCIAL POSITION
Net assets of discontinued operations........  $    --   $    --   $    --   $    72   $   195
Total assets.................................    3,706     3,412     4,060     4,341     4,588
Short-term debt including current maturities
  of long-term debt..........................        5        13         7        13       325
Long-term debt...............................    1,336     1,224     1,211     1,560     1,741
Minority interest............................        8        21         8        22        20
Shareholders' equity.........................    1,061       897     1,689     1,539     1,350
STATEMENT OF CASH FLOWS
Cash provided (used) by operating
  activities.................................  $   336   $   384   $   371   $   290   $   (31)
Cash provided (used) by investing
  activities.................................     (194)     (244)       (1)      302      (994)
Cash provided (used) by financing
  activities.................................     (134)      (57)     (354)     (578)    1,030
Expenditures for property, plant, and
  equipment..................................     (112)     (126)     (145)     (135)     (173)

OTHER INFORMATION
The company has not paid a cash dividend in any of the past 5 years.

The notes to the financial statements cover changes in accounting principles in
Note 2 and reclassifications to components of sales in Note 16. Also, a new accounting pronouncement required that a 1999 charge for debt extinguishment be included in income (loss) from continuing operations.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BASIS OF PRESENTATION

     Financial statements for all periods presented herein have been prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis unless otherwise noted. Certain amounts in the prior years' financial statements have been reclassified to conform with the presentation used in 2003.

     The company reports the results of its segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2003, the company revised its segment reporting by separating its previously aggregated Consumer and Foodservice/Food Packaging segment. Accordingly, the company now has 4 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products such as waste bags, tableware, food-storage bags, and cookware for consumer markets such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products for foodservice and food-packaging markets such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fibre products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used. Previously reported segment information has been restated to conform to the current year's presentation.

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

     In the second quarter of 2002, the company recognized a benefit of $4 million, $2 million after tax, or $0.02 per share, related to the partial reversal of a previously recorded restructuring charge (netted against fixed assets), primarily as a result of incurring a lower-than-anticipated loss on the sale of a noncore European business.

     In the fourth quarter of 2003, the company reversed $1 million of a previously recorded restructuring charge in its Foodservice/Food Packaging segment, reflecting lower-than-anticipated lease-termination costs for a facility that was anticipated to be abandoned under the company's fourth-quarter 2001 restructuring plan but which has been converted into a storage facility. Also in the fourth quarter of 2003, the company recorded $1 million of restructuring expense in its Protective and Flexible Packaging segment, reflecting higher-than-anticipated costs associated with the fourth-quarter 2001 restructuring program, mainly related to higher-than-expected lease-termination costs.

     As of December 31, 2003, all restructuring activity related to the above programs was concluded.

EXECUTIVE OVERVIEW

BUSINESS

     Pactiv's primary business is the manufacture and sale of consumer and specialty-packaging products for the consumer, foodservice/food packaging, and protective and flexible packaging markets. The company's consumer products include plastic, aluminum, and paper-based products such as waste bags, food-storage bags, and disposable tableware and cookware sold under such well-known brand names as Hefty(R), Baggies(R), Hefty(R) OneZip(R), Hefty(R) CinchSak(R), Hefty(R) The Gripper(R), Hefty(R) Zoo Pals(R), Kordite(R), and EZ Foil(R). Foodservice and food-packaging products include foam, clear plastic, aluminum, pressed-paperboard, and molded-fibre packaging for customers in the food-distribution channel, including wholesalers, supermarkets, and packer processors, who prepare and process food for consumption. The company's protective-packaging products are generally used to protect and cushion various commercial and industrial products from the point of manufacture to the point of delivery or pick-up. Pactiv's flexible-packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications, and often involve custom design. The company operates 80 manufacturing facilities in 14 countries worldwide.

     Pactiv generates sales and profits through the arms-length sale of its products to a wide array of customers, including grocery stores, mass merchandisers, discount chains, restaurants, distributors, fabricators, and directly to end-users worldwide. Costs are incurred in connection with the manufacture and sale of these products and are recorded as either cost of sales or selling, general, and administrative expenses.

     Approximately 80% of Pactiv's sales comes from products made from different types of plastics. The principal raw materials used to manufacture these products are plastic resins, including polystyrene, polyethylene, polypropylene, polyvinyl chloride, and APET. Plastic-resin prices can be volatile and are a function of, among other things, the availability of production capacity; oil, natural gas, and other energy-related feedstock costs; and geopolitical circumstances.

     The company generates cash by collecting receivables on profitable sales in a timely manner, effectively managing inventory levels, maximizing vendor-payment terms, utilizing tax-minimization strategies, and optimizing other elements of working capital. Pactiv uses the cash it generates to invest in property, plant, and equipment and acquisitions to provide long-term sales, profit, and cash-flow growth; to retire debt; and, from time to time, to repurchase its stock. The company anticipates that its cash flow from operations will continue to be sufficient to fund its investing and financing activities.

     Pactiv has pension plans that cover substantially all of its employees. In addition, the company, in conjunction with its spin-off from Tenneco Inc. (Tenneco) in 1999, became the sponsor of retirement plans covering participating employees of Tenneco Automotive Inc. (whose benefits under these plans were frozen as of November 30, 1999,) and certain former subsidiaries and affiliates of Tenneco. Pactiv records net pension income on its pension plans as an offset to selling, general, and administrative expenses; however, management typically excludes the effects of pension income and pension assets and liabilities in assessing performance and returns of the company.

     Several opportunities and challenges may influence the company's continued growth. Near-term risks include the impact of energy-market volatility on resin costs, the ability to increase selling prices, and the continued effectiveness of the company's productivity and procurement initiatives. Longer-term, the company faces potential changes in consumer-demand patterns, possible supplier and customer consolidations, potential increases in foreign-based competition, and possible growth in unbranded products' market share. The company expects to continue to be successful by adjusting selling prices to offset resin-price movements, implementing aggressive cost-management and productivity programs, leveraging its existing customer base into new distribution channels, introducing innovative new products, and making strategic acquisitions.

SIGNIFICANT TRENDS AND OTHER

     As noted above, the principal raw materials used to manufacture the company's products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 28% higher in 2003 than in 2002, driven principally by higher oil prices, while average industry prices for polyethylene rose by approximately 27% in 2003 compared with 2002, fueled by higher natural-gas prices. In response to the year-over-year increase in average resin costs, the company raised selling prices in many areas of its business during 2003. However, these price increases were only partially effective in offsetting the impact of the resin-cost increases, as evidenced by the decline in the company's gross margin from 31.7% in 2002 to 29.7% in 2003.

     Major plastic-resin suppliers have announced additional price increases effective in the first quarter of 2004, reflecting the continued volatility in energy markets. These resin-cost increases are likely to have a near-term dilutive effect on the company's gross margin until resin prices fall or the company is able to raise selling prices correspondingly.

     The company will implement a program in 2004 to enhance its growth through allocation of productivity savings to new product development and marketing support.

     Capitalizing on productivity opportunities, the company will rationalize and consolidate certain manufacturing operations. Among the actions being considered are termination of production at a molded fibre plant in Great Yarmouth, U.K., and limited consolidation of North American operations. These rationalizations involve asset writeoffs, equipment removal, severance, and abatement of asbestos insulation at Great Yarmouth.

     These actions, coupled with select reductions in force and other cost-reduction initiatives, are expected to reduce annualized pretax costs by approximately $45 million ($28 million after tax). Approximately $25 million will be redirected to additional new-product development activities and marketing support. As a result of these actions, the company plans to take an after-tax charge of approximately $60 million, of which approximately $48 million is expected to be recorded in the first quarter of 2004, with the balance recognized throughout the remainder of the year. The after-tax cash cost of executing the program will be approximately $36 million. The ultimate amount and timing of the charges will depend upon the final costs of facility closures and employee benefits, and conclusion of statutorily required discussions.

YEAR 2003 COMPARED WITH 2002

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                               2003     2002    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer Products...........................................  $  888   $  841     5.6%
Foodservice/Food Packaging..................................   1,371    1,221    12.3
Protective and Flexible Packaging...........................     879      818     7.5
                                                              ------   ------
Total.......................................................  $3,138   $2,880     9.0%
                                                              ------   ------

     Total sales increased $258 million, or 9.0%, in 2003. Excluding the positive impact of foreign-currency exchange rates ($71 million) and acquisitions ($116 million), sales grew 2%, driven primarily by price increases and volume growth in the base business.

     Sales for the Consumer Products business of $888 million increased $47 million, or 5.6%, from $841 million in 2002, reflecting strong volume growth, higher waste-bag selling prices, and lower promotional spending. Volume grew solidly in tableware and waste bags, aided by realizing the full-year effect of new products introduced in 2002 (primarily Hefty(R) The Gripper(R) tall kitchen bags). Similarly, the Hefty(R) Fun Pals line of children's plates introduced in 2002 posted volume and market-share growth during 2003.

     Foodservice/Food Packaging segment sales of $1,371 million increased $150 million, or 12.3%, from $1,221 million in 2002. Excluding the positive impact of acquisitions ($111 million) and foreign-currency exchange rates ($3 million), sales grew 3%, driven primarily by higher selling prices. During 2003, price increases were implemented in many areas of this business in response to higher polystyrene resin prices.

     Sales of Protective and Flexible Packaging products of $879 million increased $61 million, or 7.5%, from $818 million in 2002. Excluding the positive impact of foreign-currency exchange rates ($68 million) and acquisitions ($5 million), sales for this segment fell 1%, primarily reflecting volume softness in Europe, offset partially by price increases in both North America and Europe.

     Operating Income

                                                               2003     2002    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer Products...........................................  $  195   $  188     3.7%
Foodservice/Food Packaging..................................     178      158    12.7
Protective and Flexible Packaging...........................      58       62    (6.5)
Other.......................................................      35       55   (36.4)
                                                              ------   ------
Total.......................................................  $  466   $  463     0.6%
                                                              ------   ------

     Total operating income was $466 million in 2003, an increase of $3 million, or 0.6%, over 2002. The increase was driven principally by volume growth in both the base business and from acquisitions, benefits from the company's productivity and procurement initiatives, and lower advertising and promotion expenses, offset partially by unfavorable spread (the difference between selling prices and raw-material costs), a $45 million decline in noncash pension income, and a $4 million reversal in 2002 of a previously recorded restructuring charge.

     Operating income for the Consumer Products segment increased $7 million, or 3.7%, in 2003, driven principally by volume growth, productivity improvements, and lower advertising and promotion expenses, offset partially by lower spread.

     Operating income for the Foodservice/Food Packaging segment increased $20 million, or 12.7%, in 2003, driven principally by volume growth in the base business and through acquisitions, and productivity improvements, offset partially by lower spread.

     Operating income for the Protective and Flexible Packaging segment decreased $4 million, or 6.5%, from 2002, mainly reflecting unfavorable spread, lower volume, and the aforementioned $4 million reversal in 2002 of a previously recorded restructuring charge, offset partially by benefits from productivity improvements.

     Operating income for the Other segment was $35 million in 2003, a decrease of $20 million, or 36.4%, from 2002, driven mainly by a $45 million decline in noncash pension income, offset partially by the impact of administrative productivity improvement and procurement savings.

     Tenneco Packaging Litigation Settlement and Other

     In the third quarter of 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco, Tenneco Packaging, and Packaging Corporation of America (PCA), Tenneco's former containerboard business (Tenneco Packaging litigation). The settlement resulted in Pactiv recording a pretax charge of $56 million, $35 million after tax, or $0.22 per share. The company expects final approval of the settlement from the court in March 2004. This charge includes the establishment of a reserve for the estimated liability associated with lawsuits filed by certain members of the original class action who opted out and filed their own lawsuits. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a materially adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period.

     Income Taxes

     The company's effective tax rate for 2003 was 37.7%, compared with 40.0% for 2002, reflecting the positive impact of tax-planning strategies implemented in the United States.

     Income from Continuing Operations

     The company recorded income from continuing operations of $195 million, or $1.21 per share, in 2003, compared with $220 million, or $1.37 per share, in 2002. Income for 2003 included the impact of the Tenneco Packaging litigation settlement of $35 million after tax, or $0.22 per share, and noncash pension income of $40 million after tax, or $0.25 per share. Income for 2002 included noncash pension income of $65 million after tax, or $0.41 per share, and $2 million after tax, or $0.01 per share, from the aforementioned reversal of a previously recorded restructuring charge.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

     In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." Pactiv adopted FIN No. 46 effective December 31, 2003, requiring the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on assets leased under its synthetic-lease arrangement from lease inception to December 31, 2003, which reduced net income in 2003 by $12 million, or $0.07 per share. On a going-forward basis, consolidation of the synthetic-lease variable-interest entity (VIE) is expected to reduce net income by approximately $3 million, or $0.02 per share, annually.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002, the company adopted SFAS No. 142 and recorded a goodwill-impairment charge for certain Protective and Flexible Packaging businesses of $83 million, $72 million after tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002.

     See "Changes in Accounting Principles" for further information.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                               2003     2002
DECEMBER 31 (In millions)                                     ------   ------
Short-term debt, including current maturities of long-term
  debt......................................................  $    5   $   13
Long-term debt..............................................   1,336    1,224
                                                              ------   ------
Total debt..................................................   1,341    1,237
Minority interest...........................................       8       21
Shareholders' equity........................................   1,061      897
                                                              ------   ------
Total capitalization........................................  $2,410   $2,155
                                                              ------   ------

     Total debt increased $104 million from December 31, 2002, to December 31, 2003, primarily as a result of adopting FIN No. 46, which required that the company's synthetic lease be recorded on the balance sheet, thereby increasing debt by $169 million, partially offset by the retirement of debt ($65 million). Minority interest fell to $8 million from $21 million at the end of 2002 in that the company purchased the remaining 30% of Central de Bolsas, S.A. de C.V. (Jaguar) it did not already own. Shareholders' equity increased $164 million from December 31, 2002, to December 31, 2003, primarily reflecting the recording of $183 million in net income, the recording of a $61 million favorable currency-translation adjustment, and the issuing of company stock totaling $34 million, offset partially by the repurchasing of $87 million of company stock, and the recording of an increase in the minimum pension-plan liability of $28 million.

     The ratio of debt to total capitalization declined to 55.6% at December 31, 2003, from 57.4% at December 31, 2002, primarily because of the increase in shareholders' equity.

     Cash Flows

                                                              2003     2002
(In millions)                                                 -----    -----
Cash provided (used) by:
  Operating activities......................................  $ 336    $ 384
  Investing activities......................................   (194)    (244)
  Financing activities......................................   (134)     (57)

     Cash provided by operating activities was $336 million in 2003, compared with $384 million in 2002. The $48 million decrease reflected the 2003 cash effect of the Tenneco Packaging litigation settlement ($19 million), higher cash tax payments ($26 million), and higher operating working capital, primarily as a result of higher raw-material costs.

     Investing activities used $194 million of cash in 2003, principally for capital expenditures ($112 million) and acquisitions ($82 million). Cash used by investing activities was $244 million in 2002, principally for capital outlays ($126 million) and acquisitions ($125 million).

     Cash used by financing activities was $134 million in 2003, driven primarily by the repurchase of company stock ($87 million) and the retirement of variable-rate debt ($67 million), offset partially by the issuance of company stock in connection with the administration of employee-benefit plans ($20 million). Financing activities used $57 million of cash in 2002, primarily for the repurchase of company stock ($40 million) and the retirement of debt ($28 million).

     Capital Commitments

     Commitments for authorized capital expenditures totaled approximately $71 million at December 31, 2003. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

     Contractual Obligations

     The company enters into arrangements that obligate it to make future payments under long-term contracts. Summarized below are such contractual obligations at December 31, 2003.

                                                                                              MORE THAN 5
                                          TOTAL    LESS THAN 1 YEAR   1-3 YEARS   3-5 YEARS      YEARS
(In millions)                             ------   ----------------   ---------   ---------   -----------
Long-term debt obligations(1)...........  $2,628         $ 97           $636        $229        $1,666
Operating-lease obligations.............     124           31             38          25            30
Purchase obligations(2).................     386          221            163           2            --
Other long-term liabilities(3)..........     461           44             36          31           350
                                          ------         ----           ----        ----        ------
Total...................................  $3,599         $393           $873        $287        $2,046
                                          ------         ----           ----        ----        ------

---------------

(1) Includes fixed-rate debentures, variable-rate debt related to the company's synthetic-lease agreement, and other fixed-rate debt, plus related interest-payment obligations based on rates in effect at December 31, 2003.

(2) Includes open capital commitments, amounts related to the purchase of minimum quantities of raw materials at current market prices under supply agreements, and other long-term vendor agreements with specific payment provisions and early termination penalties.

(3) Includes undiscounted workers' compensation obligations, undiscounted and unfunded postretirement medical and supplemental pension-funding requirements, and obligations associated with plant clean-up costs in the United Kingdom.

     Liquidity and Off-Balance-Sheet Financing

     The company uses various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year, $750 million revolving-credit facility, none of which was outstanding at December 31, 2003. The company was in full compliance with financial and other covenants of its revolving-credit agreement at year-end 2003. The company also utilizes an asset-securitization program as off-balance-sheet financing. Amounts securitized under this program were $10 million at both December 31, 2003, and December 31, 2002. Termination of the asset-securitization program would require the company to increase its debt or decrease its cash balance by a corresponding amount.

     The company has pension plans that cover substantially all of its employees. Cash-funding requirements for the plans are governed primarily by the Employee Retirement Income Security Act (ERISA). Based on long-term projections at December 31, 2003, no cash contributions to the plans will be required through at least 2013. For further information regarding the company's projected cash-funding requirements under ERISA, see Exhibit 99.2 attached to this Form 10-K.

     In the third quarter of 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco, Tenneco Packaging, and PCA, Tenneco's former containerboard business (Tenneco Packaging litigation). The settlement resulted in Pactiv recording a pretax charge of $56 million, $35 million after tax, or $0.22 per share, a portion of which ($35 million, or $19 million after tax) was paid in cash in 2003. While it is not possible to predict the outcome of related proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a materially adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period.

     In December 2003, the company's board of directors approved a plan to repurchase up to 5 million shares of common stock. Using open-market or privately negotiated transactions, shares will be acquired from time to time based on market conditions. The repurchased shares will be held in treasury and used for general corporate purposes. In 2003, the company repurchased 945,600 shares ($22 million) under this authorization, and has acquired approximately 3 million additional shares ($64 million) since December 31, 2003.

     Management believes that cash flow from operations, available cash reserves, and the ability to obtain cash under the company's credit facilities and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements.

YEAR 2002 COMPARED WITH 2001

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                               2002     2001    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer Products...........................................  $  841   $  815    3.2%
Foodservice/Food Packaging..................................   1,221    1,182    3.3
Protective and Flexible Packaging...........................     818      815    0.4
                                                              ------   ------
Total.......................................................  $2,880   $2,812    2.4%
                                                              ------   ------

     Total sales increased $68 million, or 2.4%, in 2002. Excluding the positive impact of foreign-currency exchange rates ($20 million), acquisitions ($67 million), and the negative effect of business divestitures ($50 million), sales grew 1%. Volume, excluding divestitures, grew 8%, with 5 percentage points coming from the base business and 3 percentage points coming from acquisitions. Somewhat offsetting the volume gains were lower selling prices, primarily related to the pass through of lower raw-material costs.

     Sales for Consumer Products increased $26 million, or 3.2%, in 2002. Volume in this business increased 8%, driven by growth in Hefty(R) One Zip(TM) food-storage bags and tableware. Also contributing to the volume growth was the introduction of new products: Hefty(R) The Gripper(R) tall kitchen bags and Hefty(R) Zoo Pals(R) disposable plates for children. The higher volume was offset somewhat by an increase in promotional spending in support of new-product introductions.

     Sales in the Foodservice/Food Packaging business increased $39 million, or 3.3%, in 2002. Excluding the negative effect of divestitures ($15 million), sales for this segment grew 5%. Volume in this business increased 10%, with 5 percentage points coming from the base business and 5 percentage points coming from acquisitions. The higher volume was offset partially by a decline in selling prices related to the pass through of lower raw-material costs.

     Sales of Protective and Flexible products increased $3 million, or 0.4%, from 2001. Excluding the positive impact of foreign-currency exchange rates ($20 million) and the negative effect of businesses divested in 2001 ($35 million), sales for this segment improved 2%. The increase reflected volume growth of 5%, with 3 percentage points coming from the base business and 2 percentage points coming from acquisitions, offset partially by a decline in selling prices associated with the pass through of lower raw-material costs, principally in North America.

     Operating Income

                                                               2002     2001    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer Products...........................................  $  188   $  154    22.1%
Foodservice/Food Packaging..................................     158      134    17.9
Protective and Flexible Packaging...........................      62       29   113.8
Other.......................................................      55       74   (25.7)
                                                              ------   ------
Total.......................................................  $  463   $  391    18.4%
                                                              ------   ------

     Total operating income for 2002 was $463 million, up $72 million, or 18.4%, from last year. The increase was driven principally by volume growth; improvement in gross margin, primarily reflecting growth in higher-margin product lines and benefits from the company's productivity initiatives; the impact of reversing $4 million of a previously recorded restructuring charge related to the Protective and Flexible Packaging segment; and the elimination of goodwill amortization in 2002 ($19 million benefit), resulting from the adoption of SFAS No. 142. See Changes in Accounting Principles for additional information.

Operating income for 2001 included $12 million of restructuring and other charges and the reversal of $12 million of spin-off transaction-cost provisions originally recorded in 1999.

     Operating income for the Consumer Products business increased $34 million, or 22.1%, from 2001, driven primarily by volume growth, productivity improvements, lower logistics costs, and the 2002 elimination of goodwill amortization ($3 million benefit), offset partially by higher advertising expenditures and promotional spending related to new-product introductions.

     Operating income for the Foodservice/Food Packaging segment increased $24 million, or 17.9%, in 2002, driven principally by volume growth, productivity improvements, lower logistics costs, and the 2002 elimination of goodwill amortization ($9 million benefit), offset partially by lower spread.

     Operating income for the Protective and Flexible Packaging segment increased $33 million, or 113.8%, from 2001, mainly reflecting higher volume, benefits from a restructuring program initiated in January 2001, the reversal in 2002 of previously recorded restructuring charges ($4 million benefit), restructuring and other expenses in 2001 ($13 million) not repeated in 2002, and the 2002 elimination of goodwill amortization ($7 million benefit), offset, in part, by lower spread.

     Operating income for the Other segment was $55 million in 2002, a decrease of $19 million, or 25.7%, from 2001, driven mainly by the 2001 reversal of spin-off transaction-cost provisions originally recorded in 1999 ($12 million benefit), lower pension income, and higher stock-based compensation costs.

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

DISCONTINUED OPERATIONS

     In 2001, the company recorded after-tax income from discontinued operations of $28 million, or $0.17 per share, which represented gains on the sale of the company's remaining holdings of PCA stock.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES

     In July 2001, the FASB issued SFAS No. 142. >Effective January 1, 2002, the company adopted SFAS No. 142 and recorded a goodwill-impairment charge for certain Protective and Flexible Packaging businesses of $83 million, $72 million after tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002.

CHANGES IN ACCOUNTING PRINCIPLES

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

     In January 2003, the FASB issued FIN No. 46. FIN No. 46 addresses accounting for VIEs, defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for entities to support their activities. FIN No. 46 requires that (1) companies consolidate VIEs if they are required to recognize the majority of such entities' gains and losses and (2) disclosures be made regarding VIEs that companies are not required to consolidate but in which they have a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, and to existing VIEs in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when VIEs were created. Upon Pactiv's December 31, 2003, adoption of FIN No. 46, the company consolidated a VIE associated with properties covered by its synthetic-lease facility, resulting in an increase in long-term debt and property, plant, and equipment of $169 million and $150 million, respectively. Consolidation of the VIE also required the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on the leased assets from lease inception to December 31, 2003, of $19 million, $12 million after tax, or $0.07 per share. On a going-forward basis, consolidation of the VIE is expected to reduce net income by approximately $3 million, or $0.02 per share, annually.

CRITICAL ACCOUNTING POLICIES

     Following are the accounting policies of Pactiv that, in management's opinion, have the most significant impact on the company's financial condition and results of operations. These policies involve a degree of judgment and/or estimation concerning inherently uncertain factors.

REVENUE RECOGNITION

     The company recognizes sales when the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as products are shipped. In arriving at net sales, the company estimates the amount of sales deductions likely to be earned or taken by customers in conjunction with incentive programs such as volume rebates, early payment discounts, and coupon redemptions. Such estimates are based on historical trends and are reviewed quarterly for possible revision. The company believes the amount of sales deductions reflected in net sales for the 12 months ended December 31, 2003, is reasonable. In the event that future sales-deduction trends vary significantly from past or expected trends, reported sales may increase or decrease by a material amount.

INVENTORY VALUATION

     The company's inventories are stated at the lower of cost or market. A portion of inventories (53% and 56% at December 31, 2003, and 2002, respectively) is valued using the last-in, first-out (LIFO) method of accounting. Management prefers the LIFO method in that it reflects in cost of sales the current cost of the company's raw materials (primarily plastic resins), which can be volatile. If the company had valued inventories using the first-in, first-out (FIFO) accounting method, net income would have been $9 million, or $0.06 per share, higher in 2003, and would have been $2 million, or $0.01 per share, and $10 million, or $0.06 per share, lower in 2002 and 2001, respectively.

     The company's Protective and Flexible Packaging businesses value their inventory using FIFO or average-cost methods. Many of these businesses are located in countries where use of the LIFO method is not permitted. Management believes that the cost and complexity of using multiple inventory-accounting methods in these countries would outweigh the benefits.

     Management periodically reviews inventory balances to identify slow-moving or obsolete items. This determination is based on a number of factors, including new-product introductions, changes in consumer-demand patterns, and historical usage trends.

PENSION PLANS

     The company accounts for pension plans in accordance with requirements of SFAS No. 87, "Employer's Accounting for Pensions." Pension-plan income ($64 million, $109 million, and $113 million for the 12 months ended December 31, 2003, 2002, and 2001, respectively) is included in the statement of income as an offset to selling, general, and administrative expenses. Projections indicate that the company's noncash pension income will decline to approximately $49 million in 2004, principally reflecting the amortization of unrecognized actuarial losses and a one-half percentage point decline (from 6.75% to 6.25%) in the discount rate used to measure pension obligations. See Exhibit 99.1 attached to this Form 10-K.

     Pension income is based on a number of factors, including estimates of future returns on pension-plan assets; amortization of actuarial gains/losses; expectations regarding employee compensation; and assumptions pertaining to participant turnover, retirement age, and life expectancy.

     In developing its assumption regarding the rate of return on pension-plan assets, the company projects future returns on various asset classes, risk-free rates of return, and long-term inflation rates. Since inception in 1971, the pension plans' annual rate of return on assets has averaged 10.9%. Historically, the plans have invested approximately 65% of assets in equities and 35% in fixed-income investments. After consideration of all of these factors, the company concluded that a 9% rate of return on assets assumption was appropriate for 2003. Holding all other assumptions constant, a one-half percentage-point change in the rate-of-return assumption would impact the company's pension income by approximately $25 million pretax.

     The company's discount-rate assumption is based on the composite yield on a portfolio of high-quality corporate bonds constructed with durations to match the plans' future benefit obligations (approximately 6.25% at September 30, 2003). Consequently, the company lowered its discount-rate assumption for 2004 to 6.25%, from 6.75% in 2003. Holding all other assumptions constant, a one-half percentage-point change in the discount rate would impact the company's pension income by approximately $10 million pretax.

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

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at December 31, 2003, all of which will mature in 2004.

                                                         NOTIONAL AMOUNT                     NOTIONAL AMOUNT
                                                       IN FOREIGN CURRENCY   EXCHANGE RATE   IN U.S. DOLLARS
(In millions, except settlement rates)                 -------------------   -------------   ---------------
Euros          --   Purchase........................            58               1.26             $ 73
               --   Sell............................           (33)              1.26              (41)
British                                                         23               1.78               41
  pounds       --   Purchase
               --   Sell............................           (40)              1.78              (71)
Czech korunas  --   Sell............................           (19)              0.04               (1)

INTEREST RATES

     The company has issued public-debt securities ($1,174 million at December 31, 2003,) with fixed interest rates and original maturity dates ranging from 2 to 24 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time. In addition, the company has other fixed-rate debt totaling $2 million and floating-rate debt of $169 million at December 31, 2003.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                          ESTIMATED MATURITY DATES
                                           ------------------------------------------------------
                                           2004   2005   2006   2007   2008   THEREAFTER   TOTAL
(Dollars in millions)                      ----   ----   ----   ----   ----   ----------   ------
Fixed-rate debt securities...............  $ --   $299   $--    $ 99   $--       $776      $1,174
Average interest rate....................    --    7.2%   --     8.0%   --        8.1%        7.9%
Fair value...............................  $ --   $322   $--    $112   $--       $930      $1,364
Floating-rate debt.......................  $ --   $169   $--    $ --   $--       $ --      $  169
Average interest rate....................    --    2.3%   --      --    --         --         2.3%
Fair value...............................  $ --   $169   $--    $ --   $--       $ --      $  169
Fixed-rate debt..........................  $  1   $  1   $--    $ --   $--       $ --      $    2
Average interest rate....................   5.2%   4.8%   --      --    --         --         4.9%
Fair value...............................  $  1   $  1   $--    $ --   $--       $ --      $    2

     Prior to the spin-off, the company entered into an interest-rate swap to hedge its exposure to interest-rate movements. The company settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

     In the first quarter of 2001, the company entered into interest-rate swap agreements to convert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. During the first quarter of 2002, the company exited these swap agreements, and the resulting accumulated net loss ($1 million at December 31, 2003,) is being expensed over the remaining life of the underlying obligation.

COMMODITY DERIVATIVES

     During the third quarter of 2003, the company entered into natural-gas forward contracts to hedge its exposure to adverse changes in the price levels of natural gas during the period from November 2003 to March 2004. These instruments limit the upside risk on purchases of natural gas used in the production process at certain of the company's plants. In this connection, the company paid an option premium that will be amortized over the November 2003 to March 2004 period. The option does not obligate the company to purchase natural gas, but limits upward price exposure, while allowing the company to benefit fully from downward price movements. Changes in the market value of these natural-gas hedges are recorded in other comprehensive income on the balance sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX OF THE FINANCIAL STATEMENTS OF PACTIV CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Report of independent auditors..............................   24
Statement of income for each of the three years in the
  period ended December 31, 2003............................   27
Statement of financial position at December 31, 2003 and
  2002......................................................   28
Statement of cash flows for each of the three years in the
  period ended December 31, 2003............................   29
Statement of changes in shareholders' equity and
  comprehensive income (loss) for each of the three years in
  the period ended December 31, 2003........................   30
Notes to financial statements...............................   31

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Pactiv Corporation:

     We have audited the accompanying consolidated statements of financial position of Pactiv Corporation (a Delaware corporation) and consolidated subsidiaries (the company) as of December 31, 2003, and 2002, and the related consolidated statements of income, cash flows, and changes in shareholders' equity and other comprehensive income for the years then ended. Our audits also included the financial statement schedules listed in the index for Item 15, relating to information as of December 31, 2003, and 2002, and for the years then ended. These consolidated financial statements and schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. The consolidated financial statements and schedule for the year ended December 31, 2001, were audited by another auditor who has ceased operations and whose report dated January 22, 2002, expressed an unqualified opinion on such statements before the adjustments and additional disclosures referred to in the last paragraph of this report.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the company as of December 31, 2003, and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

     As discussed in Notes 2 and 9 to the financial statements, the company changed its method of accounting for goodwill and intangible assets in the year ended December 31, 2002, and for consolidation of variable interest entities as of December 31, 2003.

     As discussed above, the financial statements and schedule of Pactiv Corporation and consolidated subsidiaries for the year ended December 31, 2001, were audited by another auditor who has ceased operations. As described in Note 16, the company changed the composition of its reportable segments in 2003, and the amounts in the 2001 financial statements relating to reportable segments in
Note 16 and the components of sales in the statement of income have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to restate the amounts for reportable segments reflected in the 2001 financial statements. Our procedures included (1) agreeing the adjusted amounts of segment sales to external customers; depreciation and amortization; operating income; income from discontinued operations; total assets; investment in affiliated companies; capital expenditures; and noncash items other than depreciation and amortization to the company's underlying records obtained from management, and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. Also, as described in Note 9, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 9 with respect to 2001 included (1) agreeing the previously reported income from continuing operations to the previously issued financial statements and agreeing the adjustments to reported income from continuing operations representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets to the company's underlying records obtained from management, and (2) testing the mathematical accuracy of the reconciliation of previously reported income from continuing operations to adjusted income from continuing operations and net income, and the related earnings-per-share amounts. In addition, Schedule II -- Valuation and Qualifying Accounts, as listed in the index for Item 15, was revised in 2003 to include disclosure of inventory valuation, deferred tax asset valuation and fixed asset valuation for 2001. Our procedures with respect to those disclosures for 2001 included 1) agreeing the amounts in each column to the company's underlying records obtained from management, and 2) testing the mathematical accuracy of the rollforward on the schedule of the beginning and ending balances. In our opinion, these adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements or schedule of the company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.
                                          /s/ ERNST & YOUNG LLP
Chicago, Illinois
January 21, 2004, except for Note 19,
as to which the date is March 15, 2004

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

                                          /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois
January 22, 2002

CONSOLIDATED STATEMENT OF INCOME

FOR YEARS ENDED DECEMBER 31                                  2003          2002          2001
(In millions, except share and per-share data)            -----------   -----------   -----------
SALES
  Consumer Products.....................................  $       888   $       841   $       815
  Foodservice/Food Packaging............................        1,371         1,221         1,182
  Protective and Flexible Packaging.....................          879           818           815
                                                          -----------   -----------   -----------
                                                                3,138         2,880         2,812
                                                          -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization.......................................        2,206         1,967         1,950
  Selling, general, and administrative..................          302           296           288
  Depreciation and amortization.........................          163           158           177
  Other expense, net....................................            1            --             6
  Restructuring and other...............................           --            (4)           12
  Spin-off transaction..................................           --            --           (12)
                                                          -----------   -----------   -----------
                                                                2,672         2,417         2,421
                                                          -----------   -----------   -----------
OPERATING INCOME........................................          466           463           391
Tenneco Packaging litigation settlement and other.......           56            --            --
Interest expense, net of interest capitalized...........           96            96           107
Income-tax expense......................................          118           146           118
Minority interest.......................................            1             1             1
                                                          -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS.......................          195           220           165
Income from discontinued operations, net of income
  tax...................................................           --            --            28
                                                          -----------   -----------   -----------
Income before cumulative effect of changes in accounting
  principles............................................          195           220           193
Cumulative effect of changes in accounting principles,
  net of income tax.....................................          (12)          (72)           --
                                                          -----------   -----------   -----------
NET INCOME..............................................  $       183   $       148   $       193
                                                          -----------   -----------   -----------
EARNINGS PER SHARE
Average number of shares of common stock outstanding
  Basic.................................................  157,932,323   158,618,274   158,833,296
  Diluted...............................................  160,143,600   160,613,075   159,527,170
Basic earnings per share of common stock
  Continuing operations.................................  $      1.23   $      1.38   $      1.04
  Discontinued operations...............................           --            --          0.17
  Cumulative effect of changes in accounting
     principles.........................................        (0.07)        (0.45)           --
                                                          -----------   -----------   -----------
                                                          $      1.16   $      0.93   $      1.21
                                                          -----------   -----------   -----------
Diluted earnings per share of common stock
  Continuing operations.................................  $      1.21   $      1.37   $      1.03
  Discontinued operations...............................           --            --          0.17
  Cumulative effect of changes in accounting
     principles.........................................        (0.07)        (0.45)           --
                                                          -----------   -----------   -----------
                                                          $      1.14   $      0.92   $      1.20
                                                          -----------   -----------   -----------

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                               2003     2002
AT DECEMBER 31 (In millions, except share data)               ------   ------
ASSETS
Current assets
  Cash and temporary cash investments.......................  $  140   $  127
  Accounts and notes receivable
     Trade, less allowances of $11 and $11 in the respective
      periods...............................................     346      329
     Other..................................................      28       29
  Inventories...............................................     399      368
  Deferred income taxes.....................................      46       23
  Prepayments and other.....................................      23       28
                                                              ------   ------
  Total current assets......................................     982      904
                                                              ------   ------
Property, plant, and equipment, net.........................   1,522    1,366
                                                              ------   ------
Other assets
  Goodwill..................................................     643      612
  Intangible assets, net....................................     298      294
  Pension assets, net.......................................     195      170
  Other.....................................................      66       66
                                                              ------   ------
  Total other assets........................................   1,202    1,142
                                                              ------   ------
TOTAL ASSETS................................................  $3,706   $3,412
                                                              ------   ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................  $    5   $   13
  Accounts payable..........................................     198      217
  Taxes accrued.............................................      16       11
  Interest accrued..........................................       9        9
  Accrued promotions, rebates, and discounts................      69       78
  Accrued litigation........................................      29       10
  Accrued payroll and benefits..............................      79       78
  Other.....................................................      69       85
                                                              ------   ------
  Total current liabilities.................................     474      501
                                                              ------   ------
Long-term debt..............................................   1,336    1,224
                                                              ------   ------
Deferred income taxes.......................................     212      140
                                                              ------   ------
Pension and postretirement benefits.........................     576      586
                                                              ------   ------
Other.......................................................      39       43
                                                              ------   ------
Minority interest...........................................       8       21
                                                              ------   ------
Shareholders' equity
  Common stock (156,335,967 and 158,681,918 shares issued
     and outstanding after deducting 15,447,208 and
     13,101,457 shares held in treasury in the respective
     periods)...............................................       2        2
  Premium on common stock and other capital surplus.........   1,326    1,379
  Accumulated other comprehensive loss
     Currency translation adjustment........................      57       (4)
     Additional minimum pension liability...................    (997)    (969)
     Derivative losses......................................      (1)      (2)
  Retained earnings.........................................     674      491
                                                              ------   ------
  Total shareholders' equity................................   1,061      897
                                                              ------   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $3,706   $3,412
                                                              ------   ------

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2003    2002    2001
FOR THE YEARS ENDED DECEMBER 31 (In millions)                 -----   -----   -----
OPERATING ACTIVITIES
Income from continuing operations...........................  $ 195   $ 220   $ 165
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations
  Depreciation and amortization.............................    163     158     177
  Deferred income taxes.....................................     33     101     112
  Restructuring and other...................................     --      (4)     12
  Noncash retirement benefits, net..........................    (64)   (109)   (104)
  Changes in components of working capital
     (Increase) decrease in receivables.....................      4     (40)     (1)
     (Increase) decrease in inventories.....................    (15)     (9)     25
     (Increase) decrease in prepayments and other current
      assets................................................     (1)      3      (7)
     Increase (decrease) in accounts payable................    (27)      4       1
     Increase in taxes accrued..............................     36      35      22
     Decrease in interest accrued...........................     --      --      (5)
     Increase (decrease) in other current liabilities.......      8      10     (27)
  Other.....................................................      4      15       1
                                                              -----   -----   -----
CASH PROVIDED BY OPERATING ACTIVITIES.......................    336     384     371
                                                              -----   -----   -----
INVESTING ACTIVITIES
Net proceeds related to sale of discontinued operations.....     --      --      87
Net proceeds from sale of businesses and assets.............      3       7      69
Expenditures for property, plant, and equipment.............   (112)   (126)   (145)
Acquisitions of businesses and assets.......................    (82)   (125)    (13)
Investments and other.......................................     (3)     --       1
                                                              -----   -----   -----
CASH USED BY INVESTING ACTIVITIES...........................   (194)   (244)     (1)
                                                              -----   -----   -----
FINANCING ACTIVITIES
Issuance of common stock....................................     20      11      16
Purchase of common stock....................................    (87)    (40)     --
Purchase of preferred stock.................................     --      --     (15)
Retirement of long-term debt................................    (67)    (22)   (348)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................     --      (6)     (7)
                                                              -----   -----   -----
CASH USED BY FINANCING ACTIVITIES...........................   (134)    (57)   (354)
                                                              -----   -----   -----
Effect of foreign-exchange rate changes on cash and
  temporary-cash investments................................      5       3      (1)
                                                              -----   -----   -----
INCREASE IN CASH AND TEMPORARY-CASH INVESTMENTS.............     13      86      15
Cash and temporary-cash investments, January 1..............    127      41      26
                                                              -----   -----   -----
CASH AND TEMPORARY-CASH INVESTMENTS, DECEMBER 31............  $ 140   $ 127   $  41
                                                              -----   -----   -----
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid during year for interest..........................  $  97   $  97   $ 114
Cash paid (refunded) for income taxes.......................     44      18     (16)

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
(LOSS)

                                           PREMIUM ON                  ACCUMULATED
                                          COMMON STOCK                    OTHER           TOTAL           TOTAL
                                COMMON      AND OTHER      RETAINED   COMPREHENSIVE   SHAREHOLDERS'   COMPREHENSIVE
                                STOCK    CAPITAL SURPLUS   EARNINGS   INCOME (LOSS)      EQUITY       INCOME (LOSS)
(Dollars in millions)           ------   ---------------   --------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2000....    $2         $1,383          $151         $   3          $1,539
Premium on common stock issued
  (1,254,445 shares)..........                   15                                          15
Change in net unrealized gains
  and losses..................                                              (42)            (42)          $ (42)
Translation of
  foreign-currency
  statements..................                                               (7)             (7)             (7)
Additional minimum pension-
  liability adjustment, net of
  tax of $2...................                                               (3)             (3)             (3)
Purchase of preferred stock...                                 (1)                           (1)
Change in unrealized losses on
  interest-rate swaps.........                                               (5)             (5)             (5)
Net income....................                                193                           193             193
                                                                                                          -----
Total comprehensive income....                                                                              136
                                  --         ------          ----         -----          ------           -----
BALANCE, DECEMBER 31, 2001....     2          1,398           343           (54)          1,689
Premium on common stock issued
  (1,369,545 shares)..........                   21                                          21
Treasury stock repurchased
  (2,119,009 shares)..........                  (40)                                        (40)
Translation of
  foreign-currency
  statements..................                                               42              42              42
Additional minimum pension-
  liability adjustment, net of
  tax of $538.................                                             (966)           (966)           (966)
Change in unrealized losses on
  interest-rate swaps.........                                                3               3               3
Net income....................                                148                           148             148
                                                                                                          -----
Total comprehensive loss......                                                                             (773)
                                  --         ------          ----         -----          ------           -----
BALANCE, DECEMBER 31, 2002....     2          1,379           491          (975)            897
Premium on common stock issued
  (1,966,849 shares)..........                   34                                          34
Treasury stock repurchased
  (4,312,600 shares)..........                  (87)                                        (87)
Translation of
  foreign-currency
  statements..................                                               61              61              61
Additional minimum pension-
  liability adjustment, net of
  tax of $15..................                                              (28)            (28)            (28)
Change in unrealized losses on
  interest-rate swaps.........                                                1               1               1
Net income....................                                183                           183             183
                                                                                                          -----
TOTAL COMPREHENSIVE INCOME....                                                                            $ 217
                                  --         ------          ----         -----          ------           -----
BALANCE, DECEMBER 31, 2003....    $2         $1,326          $674         $(941)         $1,061
                                  --         ------          ----         -----          ------

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     Financial statements for all periods presented herein have been prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis unless otherwise noted. Certain amounts in the prior years' financial statements have been reclassified to conform with the presentation used in 2003.

     The company reports the results of its segments in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2003, the company revised its segment reporting by separating its previously aggregated Consumer and Foodservice/Food Packaging segment. Accordingly, the company now has 4 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products such as waste bags, tableware, food-storage bags, and cookware for consumer markets such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products for foodservice and food-packaging markets such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fibre products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used. Previously reported segment information has been restated to conform to the current year's presentation.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

CONSOLIDATION

     The financial statements of the company include all majority-owned subsidiaries. Investments in 20%-to 50%-owned companies in which Pactiv has the ability to exert significant influence over operating and financial policies are carried at cost plus share of equity in undistributed earnings since date of acquisition. All intercompany transactions are eliminated.

FOREIGN-CURRENCY TRANSLATION

     Financial statements of international operations are translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and the periods' weighted-average exchange rates for sales, expenses, gains, and losses. Translation adjustments are recorded as a component of shareholders' equity.

CASH AND TEMPORARY-CASH INVESTMENTS

     The company defines cash and temporary-cash investments as checking accounts, money-market accounts, certificates of deposit, and U.S. Treasury notes having an original maturity of 90 days or less.

ACCOUNTS AND NOTES RECEIVABLE

     Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts. The company records such allowances based on a number of factors, including historical trends and specific customer liquidity.

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $10 million at December 31, 2003, and 2002. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and changes in such amounts are included in cash provided by operating activities in the statement of cash flows. Discounts and fees related to these sales were immaterial in 2003 and totaled $1 million and $5 million in 2002 and 2001, respectively, and were included in other income/expense in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt would increase or its cash balance would decrease by an amount corresponding to the level of sold receivables at such time.

INVENTORIES

     Inventories are stated at the lower of cost or market. A portion of inventories (53% and 56% at December 31, 2003, and 2002, respectively) are valued using the last-in, first-out method of accounting. All other inventories are valued using the first-in, first-out (FIFO) or average-cost methods. If FIFO or average-cost methods had been used to value all inventories, the total inventory balance would have been $3 million higher at December 31, 2003, and $11 million lower at December 31, 2002.

PROPERTY, PLANT, AND EQUIPMENT, NET

     Depreciation is recorded on a straight-line basis over the estimated useful lives of assets. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. Depreciation expense totaled $146 million, $140 million, and $145 million for the years ended December 31, 2003, 2002, and 2001, respectively.

     The company capitalizes certain costs related to the purchase and development of software used in its business. Such costs are amortized over the estimated useful lives of the assets, ranging from 3 to 12 years. Capitalized software development costs, net of amortization, were $53 million and $57 million at December 31, 2003, and 2002, respectively.

     The company periodically re-evaluates carrying values and estimated useful lives of long-lived assets to determine if adjustments are warranted. The company uses estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives.

GOODWILL AND INTANGIBLES, NET

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized and requires that these assets be reviewed at least annually for possible impairment. The company's annual review for possible impairment of goodwill and indefinite-lived intangibles is conducted in the quarter ending December 31, or earlier as warranted by events or changes in circumstances. Possible impairment of goodwill is determined using a two-step process. The first step requires that the fair value of individual reporting units be compared with their respective carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment, if any. This second step requires that the fair value of a reporting unit be allocated to all of the assets and liabilities of that unit, including definite- and indefinite-lived intangibles. Any remaining fair value is the implied goodwill of the reporting unit, which is then compared with the carrying value of goodwill to determine possible impairment. In determining the fair value of tangible assets, the company obtains appraisals from independent valuation firms. Similarly, the impairment test for definite- and indefinite-lived intangible assets requires that their fair values be compared with their carrying values. If the carrying value of an intangible asset exceeds its fair value, an impairment equal to the excess is recognized. Estimates of fair value used in testing goodwill and indefinite-lived intangible assets for possible impairment are primarily determined using projected discounted cash flows, along with other publicly available market information. These approaches use estimates and assumptions, including the amount and timing of projected cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, and appropriate market comparables. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. See Note 9 to the financial statements for additional information.

ENVIRONMENTAL LIABILITIES

     The company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Where it is probable that related liabilities exist and where reasonable estimates of such liabilities can be made, Pactiv establishes associated reserves. Estimated liabilities are subject to change as additional information becomes available regarding the magnitude of possible clean-up costs, the expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations. However, management believes that any additional costs that may be incurred as more information becomes available will not have a material adverse effect on the company's financial position, although such costs could have a material effect on the company's results of operations or cash flows in a particular period.

REVENUE RECOGNITION

     The company recognizes sales when the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as products are shipped.

FREIGHT

     The company records amounts billed to customers for shipping and handling as sales, and records shipping and handling expenses as cost of sales.

GENERAL AND ADMINISTRATIVE EXPENSES

     The company records net pension income as an offset to selling, general, and administrative expenses. Such noncash income totaled $64 million, $109 million, and $113 million in 2003, 2002, and 2001, respectively.

RESEARCH AND DEVELOPMENT

     Research and development costs, which are expensed as incurred, totaled $32 million, $35 million, and $40 million in 2003, 2002, and 2001, respectively.

ADVERTISING

     Advertising production costs are expensed as incurred, while advertising media costs are expensed in the period in which the related advertising first takes place. Advertising expenses were $7 million, $17 million, and $11 million in 2003, 2002, and 2001, respectively.

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

                                                               2003     2002     2001
(In millions, except for per-share data)                      ------   ------   ------
Net income..................................................  $  183   $  148   $  193
After-tax adjustment of stock-based compensation costs
  Intrinsic-value method....................................       4        4        2
  Fair-value method.........................................     (14)     (13)     (11)
                                                              ------   ------   ------
Pro forma...................................................  $  173   $  139   $  184
                                                              ------   ------   ------
EARNINGS PER SHARE
Basic.......................................................  $ 1.16   $ 0.93   $ 1.21
Adjustment of stock-based compensation costs
  Intrinsic-value method....................................    0.03     0.02     0.01
  Fair-value method.........................................   (0.09)   (0.08)   (0.07)
                                                              ------   ------   ------
Pro forma...................................................  $ 1.10   $ 0.87   $ 1.15
                                                              ------   ------   ------
Diluted.....................................................  $ 1.14   $ 0.92   $ 1.20
Adjustment of stock-based compensation costs
  Intrinsic-value method....................................    0.03     0.02     0.01
  Fair-value method.........................................   (0.09)   (0.08)   (0.07)
                                                              ------   ------   ------
Pro forma...................................................  $ 1.08   $ 0.86   $ 1.14
                                                              ------   ------   ------

INCOME TAXES

     The company utilizes the asset and liability method of accounting for income taxes, which requires that deferred-tax assets and liabilities be recorded to reflect the future tax consequences of temporary timing differences between the tax and financial-statement basis of assets and liabilities. Deferred-tax assets are reduced by a valuation allowance if management determines that it is more likely than not that a portion of deferred-tax assets will not be realized in a future period. Estimates used to recognize deferred-tax assets are subject to revision in subsequent periods based on new facts or circumstances.

     The company does not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries in that it is management's present intention to reinvest those earnings in foreign operations. Unremitted earnings of foreign subsidiaries totaled $128 million and $110 million at December 31, 2003, and December 31, 2002, respectively. The unrecognized deferred-tax liability associated with unremitted earnings totaled approximately $25 million and $24 million at December 31, 2003, and 2002, respectively.

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

     Interest-rate risk management is accomplished through the use of swaps. Gains and losses on the settlement of swaps are amortized over the remaining lives of underlying assets or liabilities.

     From time to time, the company employs commodity forward or other derivative contracts to hedge its exposure to adverse changes in the price levels of certain commodities. These instruments are intended to limit the upside risk on purchases of such commodities used in the company's production processes.

     Gains and losses on derivative contracts were not material in 2003, 2002, and 2001. The company does not use derivative financial instruments for speculative purposes.

CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 does not permit goodwill and certain intangibles to be amortized, but requires that an impairment loss be recognized if recorded amounts exceed fair values. Effective January 1, 2002, the company adopted SFAS No. 142, and recorded a goodwill-impairment charge of $83 million, $72 million after tax, or $0.45 per share, in the first quarter of 2002. See Note 9 for additional information.

     In January 2003, the FASB issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIEs), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for entities to support their activities. FIN No. 46 requires that (1) companies consolidate VIEs if they are required to recognize the majority of such entities' gains and losses and (2) disclosures be made regarding VIEs that companies are not required to consolidate but in which they have a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, and to existing VIEs in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when VIEs were created. Upon Pactiv's December 31, 2003, adoption of FIN No. 46, the company consolidated a VIE associated with properties covered by its synthetic-lease facility, resulting in an increase in long-term debt and property, plant, and equipment of $169 million and $150 million, respectively. Consolidation of the VIE also required the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on the leased assets from lease inception to December 31, 2003, of $19 million, $12 million after tax, or $0.07 per share. On a going-forward basis, consolidation of the VIE is expected to reduce net income by approximately $3 million, or $0.02 per share, annually.

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

     In the second quarter of 2002, the company recognized a benefit of $4 million, $2 million after tax, or $0.02 per share, related to the partial reversal of a previously recorded restructuring charge (netted against fixed assets), primarily as a result of incurring a lower-than-anticipated loss on the sale of a noncore European business.

     In the fourth quarter of 2003, the company reversed $1 million of a previously recorded restructuring charge in its Foodservice/Food Packaging segment, reflecting lower-than-anticipated lease-termination costs for a facility that was anticipated to be abandoned under the company's fourth-quarter 2001 restructuring plan, but which has been converted into a storage facility. Also in the fourth quarter of 2003, the company recorded $1 million of restructuring expense in its Protective and Flexible Packaging segment, reflecting higher-than-anticipated costs associated with the fourth-quarter 2001 restructuring program, related mainly to higher-than-expected lease-termination costs.

     Amounts related to restructuring activities are shown in the following table.

                                                                          ASSET
                                                            SEVERANCE   IMPAIRMENT   OTHER   TOTAL
(In millions)                                               ---------   ----------   -----   -----
Balance at December 31, 2000..............................     $12         $ --       $ 5    $ 17
2001 restructuring charge.................................       6           11         1      18
Cash payments.............................................      (7)          --        (1)     (8)
Charges to asset accounts.................................      --          (11)       --     (11)
Reversal of prior charge..................................      (3)          (3)       --      (6)
Changes in estimates......................................      (2)           3        (1)     --
                                                               ---         ----       ---    ----
Balance at December 31, 2001..............................       6           --         4      10
Cash payments.............................................      (6)          --        (2)     (8)
                                                               ---         ----       ---    ----
Balance at December 31, 2002..............................      --           --         2       2
Cash payments.............................................      --           --        (2)     (2)
Reversal of prior charge..................................      --           --        (1)     (1)
Changes in estimates......................................      --           --         1       1
                                                               ---         ----       ---    ----
Balance at December 31, 2003..............................     $--         $ --       $--    $ --
                                                               ---         ----       ---    ----

     As of December 31, 2003, all restructuring activity related to the above programs was concluded.

NOTE 4. ACQUISITIONS AND DISPOSITIONS

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

     On October 21, 2002, Pactiv purchased a 70% interest in the stock of Mexico-based Central de Bolsas, S.A. de C.V. (Jaguar), a leading thermoformer of high-impact polystyrene (HIPS) cold cups and plates and polystyrene foam foodservice/food packaging. For this interest, Pactiv paid $31 million to the shareholders of Jaguar and made a $20 million equity investment in Jaguar. On August 8, 2003, the company acquired the remaining 30% of the stock of Jaguar for $22 million, making it a wholly-owned subsidiary of Pactiv. At December 31, 2003, the allocation of the purchase price to the net assets of Jaguar and the related recognition of $12 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired, and, therefore, are subject to revision upon receipt of final appraisals.

     On November 13, 2002, Pactiv purchased the shares of Prvni Obalova SPOL S.R.O., a distributor and converter of protective-packaging products in the Czech Republic, for $4 million.

     On October 27, 2003, Pactiv purchased, for $60 million, the plastic-packaging assets of Rock-Tenn Company (Rock-Tenn), which are used in the manufacture of APET and polypropylene products for food packaging. At December 31, 2003, the allocation of the purchase price to the net assets of Rock-Tenn and the related recognition of $15 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired, and, therefore, are subject to revision upon receipt of final appraisals.

NOTE 5. DISCONTINUED OPERATIONS

     In the first half of 2001, the company sold its interest in Packaging Corporation of America (PCA) for $87 million, which was used primarily to repay debt, and recorded an associated gain of $57 million, $28 million after tax, or $0.17 per share, as income from discontinued operations.

     The company provides office space and certain administrative services to PCA under a transition-service agreement.

     Pactiv has retained responsibility for certain contingent liabilities of its former paperboard-packaging businesses and has recorded related reserves where, in the judgment of management, it is probable that quantifiable liabilities exist. On November 3, 2003, the company reached an agreement to settle a class-action lawsuit associated with certain of these liabilities. Management has established reserves for remaining liabilities not covered under the class-action settlement. Actual amounts paid in settlement of remaining liabilities, if any, may be different than amounts reserved. See Note 17 for further information.

     In connection with the formation of the PCA joint venture, Pactiv entered into a 5-year agreement to purchase corrugated products from PCA on an arm's length basis. Effective January 2004, this contract was terminated, and the company has entered into a new 5-year supply agreement with PCA for the purchase of corrugated products.

NOTE 6. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

                                                               2003     2002
DECEMBER 31 (In millions)                                     ------   ------
Pactiv Corporation
  Borrowings under 5-year, $750 million revolving-credit
     agreement, effective interest rate based on LIBOR plus
     0.7%...................................................  $   --   $   36
  Notes due 2005, effective interest rate of 7.2%, net of $2
     million of unamortized discount........................     297      296
  Notes due 2007, effective interest rate of 8.0%...........      98       98
  Debentures due 2017, effective interest rate of 8.1%......     300      300
  Debentures due 2025, effective interest rate of 7.9%, net
     of $1 million of unamortized discount..................     275      275
  Debentures due 2027, effective interest rate of 8.4%, net
     of $4 million of unamortized discount..................     196      196
  Debentures due 2005, effective interest rate based on
     LIBOR plus 1.1%........................................     169       --
Subsidiaries
  Notes due 2004 through 2005, average effective interest
     rate of 4.9% in 2003 and 4.0% in 2002..................       2       31
Less current maturities.....................................      (1)      (8)
                                                              ------   ------
Total long-term debt........................................  $1,336   $1,224
                                                              ------   ------

     Aggregate maturities of debt outstanding at December 31, 2003, are $1 million, $469 million, $99 million, and $776 million for 2004, 2005, 2007, and thereafter, respectively.

     As December 31, 2003, the company was in full compliance with financial and other covenants in its various credit agreements.

SHORT-TERM DEBT

                                                               2003     2002
DECEMBER 31 (In millions)                                     ------   ------
Current maturities of long-term debt........................  $    1   $    8
Other.......................................................       4        5
                                                              ------   ------
Total short-term debt.......................................  $    5   $   13
                                                              ------   ------

     The company uses lines of credit and overnight borrowings to finance certain of its short-term capital requirements. Information regarding short-term debt is shown below.

                                                              2003(A)      2002(A)
(Dollars in millions)                                         -------      -------
Borrowings at end of year...................................   $  4         $   5
Weighted-average interest rate on borrowings at end of
  year......................................................    7.2%         10.0%
Maximum month-end borrowings during year....................      6             7
Average month-end borrowings during year....................      4             3
Weighted-average interest rate on average month-end
  borrowings during year....................................    8.5%          8.1%

(a) Includes borrowings under committed credit facilities and uncommitted lines of credit.

     In conjunction with the 1999 realignment of Tenneco Inc. (Tenneco) debt, the company paid bank-facility fees of $10 million and entered into an interest-rate swap to hedge its exposure to interest-rate movement. The company settled this swap in November 1999 at a loss of $43 million. Both the loss on the swap and the bank-facility fees are being recognized as additional interest expense over the average life of the underlying debt.

NOTE 7. FINANCIAL INSTRUMENTS

ASSET AND LIABILITY INSTRUMENTS

     At December 31, 2003, and 2002, the fair value of cash and temporary-cash investments, short- and long-term receivables, accounts payable, and short-term debt were considered to be the same as, or not materially different than, amounts recorded for these assets and liabilities. The fair value of long-term debt at December 31, 2003, and 2002, was approximately $1,535 million and $1,427 million, respectively, compared with recorded amounts of $1,336 million and $1,224 million, respectively. The fair value of long-term debt was based on quoted market prices for the company's debt instruments.

INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (INCLUDING DERIVATIVES)

     The company utilizes derivative instruments, principally swaps, forward contracts, and options, to manage and mitigate its exposure to movements in foreign-currency values, interest rates, and commodity prices. These derivatives are either designated primarily as cash-flow hedges, in that the company's strategy in entering into such transactions is to limit the variability of expected future cash flows, or not designated as hedging instruments. Changes in the fair value of the company's cash-flow hedges are reported as other comprehensive income and are recognized in earnings in the period in which the hedging transactions affect earnings. Net gains or losses on derivatives not designated as hedges are recognized in the income statement as offsets to gains or losses on the underlying transactions. Amounts recognized in earnings related to the company's hedging transactions were not material in 2003, 2002, or 2001.

     From time to time, Pactiv enters into foreign-currency forward contracts with terms of less than 1 year to mitigate its exposure to exchange-rate changes related to third-party trade receivables and accounts payable. The following table summarizes open foreign-currency contracts as of December 31, 2003.

                                                               NOTIONAL AMOUNT
                                                              ------------------
                                                              PURCHASE      SELL
(In millions)                                                 --------      ----
Foreign-currency contracts
  Euros.....................................................    $ 73        $ 41
  British pounds............................................      41          71
  Czech korunas.............................................      --           1
                                                                ----        ----
                                                                $114        $113
                                                                ----        ----

     Based on exchange rates at December 31, 2003, the cost of replacing these contracts in the event of nonperformance by counter parties would not be material.

     In the first quarter of 2001, the company entered into interest-rate swap agreements to convert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. During the first quarter of 2002, the company exited these swap agreements, and the resulting accumulated net loss ($1 million at December 31, 2003,) is being expensed over the remaining life of the underlying obligations.

     During the third quarter of 2003, the company entered into natural-gas forward contracts to hedge its exposure to adverse changes in the price levels of natural gas during the period from November 2003 to March 2004. These instruments limit the upside risk on purchases of natural gas used in the production process at certain of the company's plants. In this connection, the company paid an option premium that is being amortized over the November 2003 to March 2004 period. The option does not obligate the company to purchase natural gas, but limits upward price exposure, while allowing the company to benefit fully from downward price movements. Changes in the market value of these natural-gas hedges are recorded in other comprehensive income on the balance sheet.

LINES OF CREDIT AND GUARANTEES

     The company, from time to time, utilizes various lines of credit to finance operations of its foreign subsidiaries that are backed by payment and performance guarantees. These lines of credit are mainly used as overdraft and foreign-exchange settlement facilities and are in effect until cancelled by one or both parties. Performance under the guarantees would be required if subsidiaries failed to satisfy their obligations. Total available lines of credit were $24 million, and there were no borrowings under the company's guaranteed lines of credit at December 31, 2003.

NOTE 8. INVENTORIES

                                                              2003      2002
                 DECEMBER 31 (In millions)                    ----      ----
Finished goods..............................................  $245      $244
Work in process.............................................    57        47
Raw materials...............................................    69        48
Other materials and supplies................................    28        29
                                                              ----      ----
                                                              $399      $368
                                                              ----      ----

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002, the company adopted SFAS No. 142. Following this adoption, the company reviewed recorded goodwill for possible impairment by comparing the fair value and carrying value of goodwill for each reporting unit. Fair value was determined using the income approach. Goodwill was found to be impaired for certain Protective and Flexible Packaging businesses that were acquired prior to the company's spin-off from Tenneco. Faced with increased competition, these businesses experienced lower operating margins, and, as a result, the company recorded a goodwill-impairment charge of $83 million, $72 million after tax, or $0.45 per share, in the first quarter of 2002. Subsequent impairment tests of goodwill as of the company's annual testing date of October 31 showed that no further impairment occurred in either 2002 or 2003.

     In accordance with requirements of SFAS No. 142, the company discontinued the amortization of goodwill and certain intangible assets effective January 1, 2002. Shown below is a comparison of income from continuing operations, net income, and earnings per share (EPS) for 2003 and 2002 with corresponding amounts recorded in 2001 adjusted to exclude the amortization of goodwill and intangible assets that is no longer required to be recorded.

                                                               2003       2002      2001
(In millions, except per-share data)                          ------     ------     -----
Income from continuing operations...........................  $  195     $  220     $ 165
Goodwill amortization, net of tax...........................      --         --        14
Intangible asset amortization, net of tax...................      --         --         2
                                                              ------     ------     -----
Adjusted income from continuing operations..................     195        220       181
Income from discontinued operations, net of tax.............                 --        28
Cumulative effect of changes in accounting principles, net
  of tax....................................................     (12)       (72)       --
                                                              ------     ------     -----
Pro forma net income........................................  $  183     $  148     $ 209
                                                              ------     ------     -----
Basic EPS
Continuing operations.......................................  $ 1.23     $ 1.38     $1.04
Goodwill amortization.......................................      --         --      0.09
Intangible asset amortization...............................      --         --      0.01
                                                              ------     ------     -----
Adjusted continuing operations..............................    1.23       1.38      1.14
Discontinued operations.....................................      --         --      0.17
Cumulative effect of changes in accounting principles.......   (0.07)     (0.45)       --
                                                              ------     ------     -----
Pro forma EPS...............................................  $ 1.16     $ 0.93     $1.31
                                                              ------     ------     -----
Diluted EPS
Continuing operations.......................................  $ 1.21     $ 1.37     $1.03
Goodwill amortization.......................................      --         --      0.09
Intangible asset amortization...............................      --         --      0.01
                                                              ------     ------     -----
Adjusted continuing operations..............................    1.21       1.37      1.13
Discontinued operations.....................................      --         --      0.17
Cumulative effect of changes in accounting principles.......   (0.07)     (0.45)       --
                                                              ------     ------     -----
Pro forma EPS...............................................  $ 1.14     $ 0.92     $1.30
                                                              ------     ------     -----

     Changes in the carrying value of goodwill during 2003 by operating segment are shown in the following table.

                                                CONSUMER    FOODSERVICE/      PROTECTIVE AND
                                                PRODUCTS   FOOD PACKAGING   FLEXIBLE PACKAGING   TOTAL
(In millions)                                   --------   --------------   ------------------   -----
Balance, December 31, 2002....................    $136          $302               $174          $612
Goodwill additions............................      --            28                  1            29
Goodwill adjustment -- prior acquisitions.....      --           (14)                (1)          (15)
Currency-translation adjustment...............      --             4                 13            17
                                                  ----          ----               ----          ----
Balance, December 31, 2003....................    $136          $320               $187          $643
                                                  ----          ----               ----          ----

     Intangible assets at December 31, 2003, are shown in the following table.

                                                       WEIGHTED
                                                     AVERAGE LIFE   CARRYING   ACCUMULATED
                                                       (YEARS)       AMOUNT    AMORTIZATION      TOTAL
(Dollars in millions)                                ------------   --------   ------------      -----
Intangible assets subject to amortization
  Patents..........................................      21.4         $192         $70           $122
  Other............................................      11.9           72          26             46
                                                                      ----         ---           ----
                                                                       264          96            168
Intangible assets not subject to amortization
  (primarily trademarks)...........................        --          130          --            130
                                                                      ----         ---           ----
Total intangible assets............................                   $394         $96           $298
                                                                      ----         ---           ----

     Amortization expense for intangible assets was $17 million for the year ended December 31, 2003. Amortization expense is estimated to total $15 million, $15 million, $13 million, $13 million, and $12 million for 2004, 2005, 2006, 2007, and 2008, respectively.

NOTE 10. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                               2003     2002
DECEMBER 31 (In millions)                                     ------   ------
Original cost
  Land, buildings, and improvements.........................  $  735   $  573
  Machinery and equipment...................................   1,653    1,441
  Other, including construction in progress.................     102      153
                                                              ------   ------
                                                               2,490    2,167
Less accumulated depreciation and amortization..............    (968)    (801)
                                                              ------   ------
                                                              $1,522   $1,366
                                                              ------   ------

     The company recorded capitalized interest of $4 million in each of 2003, 2002, and 2001.

NOTE 11. INCOME TAXES

     The domestic and foreign components of income from continuing operations before income taxes were as follows:

                                                              2003    2002     2001
(In millions)                                                 ----   ------   ------
U.S. income before income taxes.............................  $280   $  325   $  276
Foreign income before income taxes..........................    33       42        8
                                                              ----   ------   ------
Total income before income taxes............................  $313   $  367   $  284
                                                              ----   ------   ------

     Following is a comparative analysis of the components of income-tax expense applicable to continuing operations.

                                                              2003    2002     2001
(In millions)                                                 ----   ------   ------
Current
  Federal...................................................  $ 62   $   25   $    2
  State and local...........................................    10       10        5
  Foreign...................................................    13        9       (1)
                                                              ----   ------   ------
                                                                85       44        6
                                                              ----   ------   ------
Deferred
  Federal...................................................    31       88       98
  State and local...........................................     1        6        9
  Foreign...................................................     1        8        5
                                                              ----   ------   ------
                                                                33      102      112
                                                              ----   ------   ------
Total income-tax expense....................................  $118   $  146   $  118
                                                              ----   ------   ------

     A reconciliation of the difference between the U.S. statutory federal income-tax rate and the company's effective income-tax rate is shown in the following table.

                                                              2003      2002      2001
                                                              ----      ----      ----
U.S. federal income-tax rate................................  35.0%     35.0%     35.0%
Increase in income-tax rate resulting from:
  Foreign income taxed at various rates.....................   0.7       0.5       0.4
  State and local taxes on income, net of U.S. federal
     income-tax benefit.....................................   2.1       2.9       3.1
  Amortization of nondeductible goodwill....................    --        --       1.1
  Research and development credit...........................  (0.5)       --        --
  Other.....................................................   0.4       1.6       1.9
                                                              ----      ----      ----
Effective income-tax rate...................................  37.7%     40.0%     41.5%
                                                              ----      ----      ----

     Summarized below are the components of the company's net deferred-tax liability.

                                                              2003      2002
DECEMBER 31 (In millions)                                     ----      ----
Deferred-tax assets
  Tax-loss carryforwards
     State and local........................................  $  1      $  1
     Foreign................................................    16        13
  Pensions..................................................   111       130
  Postretirement benefits...................................    33        28
  Restructuring reserves....................................    --         1
  Other items...............................................    52        57
  Valuation allowance.......................................   (14)      (12)
                                                              ----      ----
  Total deferred-tax assets.................................   199       218
                                                              ----      ----
Deferred-tax liabilities
  Property and equipment....................................   282       250
  Other items...............................................    83        85
                                                              ----      ----
  Total deferred-tax liabilities............................   365       335
                                                              ----      ----
Net deferred-tax liabilities................................  $166      $117
                                                              ----      ----

     The $15 million of state tax-loss carryforwards at December 31, 2003, will expire at various dates from 2004 to 2013. There is $57 million of foreign tax-loss carryforwards at December 31, 2003, of which $29 million will expire at various dates from 2004 to 2015, with the remainder having unlimited lives. The valuation allowance at December 31, 2003, ($14 million) and 2002, ($12 million) represented unrecognized tax benefits related to foreign tax-loss carry forwards.

NOTE 12. COMMON STOCK

     The company has 350 million shares of common stock ($0.01 par value) authorized, of which 156,335,967 shares were issued and outstanding as of December 31, 2003.

RESERVES

RESERVED SHARES (In thousands)
Thrift plans................................................   1,868
2002 incentive-compensation plan............................  25,876
Employee stock-purchase plan................................   2,419
                                                              ------
                                                              30,163
                                                              ------

STOCK PLANS

     2002 Incentive-Compensation Plan -- In November 1999, the company initiated a stock-ownership plan that permits the granting of a variety of awards, including common stock, restricted stock, performance shares, stock-appreciation rights, and stock options to directors, officers, and employees. In May 2002, the 1999 plan was succeeded by the 2002 incentive-compensation plan, and all share balances under the 1999 plan were transferred to the new plan, which will remain in effect until amended or terminated. Under the 2002 plan, up to 27 million shares of common stock can be issued (including shares issued under the prior plan), of which 17 million were issued or granted as of December 31, 2003.

     Restricted-stock, performance-share, and stock-option awards generally require that, among other things, grantees remain with the company for certain periods of time. Performance shares granted under the plan vest upon the attainment of specified performance goals in the 3 years following the date of grant.

     Details of performance- and restricted-stock balances are shown below.

                                                              PERFORMANCE   RESTRICTED
                                                                SHARES        SHARES
                                                              -----------   ----------
Outstanding, January 1, 2002................................    527,892        30,238
  Granted...................................................    100,433         2,500
  Canceled..................................................    (11,733)           --
  Vested....................................................         --       (32,738)
                                                               --------      --------
Outstanding, December 31, 2002..............................    616,592            --
  Granted...................................................    366,242            --
  Canceled..................................................    (12,000)           --
  Vested....................................................   (265,508)           --
                                                               --------      --------
Outstanding, December 31, 2003..............................    705,326            --
                                                               --------      --------

     The weighted-average grant date fair value of performance shares issued in 2003, 2002, and 2001 was $20.72, $16.88, and $14.76 per share, respectively.

     Summarized below are stock options issued by Pactiv.

                                                              SHARES UNDER   WEIGHTED-AVERAGE
                                                                 OPTION       EXERCISE PRICE
                                                              ------------   ----------------
Outstanding, January 1, 2002................................   13,428,505         $22.29
  Granted...................................................    2,288,917          17.65
  Exercised.................................................     (420,064)         12.79
  Canceled..................................................   (1,109,985)         30.41
                                                               ----------
Outstanding, December 31, 2002..............................   14,187,373          21.19
                                                               ----------
Exercisable, December 31, 2002..............................    9,324,775          23.23
                                                               ----------
Outstanding, January 1, 2003................................   14,187,373          21.19
  Granted...................................................    2,315,714          20.25
  Exercised.................................................     (972,551)         13.27
  Canceled..................................................     (559,667)         32.48
                                                               ----------
Outstanding, December 31, 2003..............................   14,970,869          21.13
                                                               ----------
Exercisable, December 31, 2003..............................   10,518,208          22.13
                                                               ----------

     Stock options expire 10 to 20 years following date of grant and vest over periods ranging from 1 to 3 years.

     The weighted-average fair value of options granted by the company in 2003 ($6.90), 2002 ($6.17), and 2001 ($6.15) was determined using the Black-Scholes option-pricing model with the following assumptions:

                                                              2003   2002   2001
                                                              ----   ----   ----
ACTUARIAL ASSUMPTIONS
  Risk-free interest rate...................................   3.0%   3.0%   4.3%
  Life (years)..............................................   4.4    4.4    4.4
  Volatility................................................  36.9%  38.7%  41.1%

     Summarized below is information about stock options outstanding at December 31, 2003.

                                       OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
                         ------------------------------------------------   -----------------------------
                                      WEIGHTED-AVERAGE
                                         REMAINING       WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                           NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE      NUMBER      EXERCISE PRICE
RANGE OF EXERCISE PRICE  ----------   ----------------   ----------------   ----------   ----------------
  $ 7 to $12...........   1,621,001    6.8 years              $11.63         1,621,001        $11.63
  $13 to $21...........   9,696,414    7.9                     16.65         5,259,517         14.87
  $22 to $29...........      20,764    7.9                     22.93             5,000         22.79
  $30 to $37...........   1,685,524   10.2                     34.15         1,685,524         34.15
  $38 to $45...........   1,947,166    6.9                     40.06         1,947,166         40.06
                         ----------                                         ----------
                         14,970,869                                         10,518,208
                         ----------                                         ----------

     See Note 2 for additional information regarding accounting for stock-based employee compensation.

     Employee Stock-Purchase Plan -- The company has a stock-purchase plan that allows U.S. and Canadian employees to purchase Pactiv common stock at a 15% discount, subject to an annual limitation of $21,240. In 2003, 2002, and 2001, employees purchased 333,239, 401,469, and 448,910 shares, respectively, of Pactiv stock at a weighted-average price of $17.38, $14.68, and $10.46 per share, respectively.

     Employee 401(k) Plans -- The company has qualified 401(k) plans for employees under which eligible participants may make contributions equal to a percentage of their total cash compensation. A portion of such contributions are matched by the company in the form of Pactiv common stock. The company or plan participants may contribute additional amounts in accordance with the plans' terms. In 2003, 2002, and 2001, the company recorded 401(k) plan expenses of $13 million, $12 million, and $10 million, respectively.

     Grantor Trust -- In November 1999, the company established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called "rabbi trust" is designed to assure the payment of deferred-compensation and supplemental pension benefits. These shares are not considered to be outstanding for purposes of financial reporting.

QUALIFIED OFFER RIGHTS PLAN

     In November 1999, Pactiv adopted a qualified offer rights plan (QORP) to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the company in a transaction that would not be in the best interest of shareholders. Under the plan, if a person becomes the beneficial owner of 20% or more of the company's outstanding common stock, other than pursuant to a qualified offer, each right entitles its holder, other than the 20% or more holder, to purchase common stock having a market value of twice the right's exercise price.

     Rights are not exercisable in connection with a qualified offer, which is defined as an all-cash tender offer for all outstanding shares of common stock that is fully financed, remains open for a period of at least 60 business days, results in the offeror owning at least 85% of the common stock after consummation of the offer, assures a prompt second-step acquisition of shares not purchased in the initial offer at the same price as in the initial offer, and meets certain other requirements.

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

EARNINGS PER SHARE

     Earnings from continuing operations per share of common stock outstanding were computed as follows:

                                                         2003           2002           2001
(In millions, except share and per-share data)       ------------   ------------   ------------
BASIC EARNINGS PER SHARE
Income from continuing operations..................  $        195   $        220   $        165
                                                     ------------   ------------   ------------
Average number of shares of common stock
  outstanding......................................   157,932,323    158,618,274    158,833,296
                                                     ------------   ------------   ------------
Basic earnings from continuing operations per
  share............................................  $       1.23   $       1.38   $       1.04
                                                     ------------   ------------   ------------
DILUTED EARNINGS PER SHARE
Income from continuing operations..................  $        195   $        220   $        165
                                                     ------------   ------------   ------------
Average number of shares of common stock
  outstanding......................................   157,932,323    158,618,274    158,833,296
Effect of dilutive securities
  Restricted stock.................................            --             --         18,097
  Stock options....................................     1,726,512      1,579,885        498,634
  Performance shares...............................       484,765        414,916        177,143
                                                     ------------   ------------   ------------
Average number of shares of common stock
  outstanding including dilutive securities........   160,143,600    160,613,075    159,527,170
                                                     ------------   ------------   ------------
Diluted earnings from continuing operations per
  share............................................  $       1.21   $       1.37   $       1.03
                                                     ------------   ------------   ------------

     In 2002, the company acquired 2,119,009 shares of its common stock at an average price of $19.20 per share, for a total outlay of $40 million. During 2003, the company repurchased 4,312,600 shares at an average price of $20.24 per share, for a total outlay of $87 million. Of the 2003 repurchases, 945,600 shares were authorized under the stock-repurchase plan announced in December 2003.

NOTE 13. PREFERRED STOCK

     Pactiv has 50 million shares of preferred stock ($0.01 par value) authorized, none of which were issued at December 31, 2003. The company has reserved 750,000 shares of preferred stock for the QORP.

NOTE 14. MINORITY INTEREST

     In October 2002, the company acquired a 70% interest in Jaguar and recorded a related minority interest of $13 million. In August 2003, the company acquired the remaining 30% interest in Jaguar, thereby making it a wholly-owned subsidiary.

NOTE 15. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     The company has pension plans that cover substantially all of its employees. Benefits are based on years of service and, for most salaried employees, final-average compensation. The company's funding policy is to contribute to the plans amounts necessary to satisfy requirements of applicable laws and regulations. Plan assets consist principally of equity and fixed-income securities and included 4,112,358 shares of Pactiv stock with a fair-market value of $98 million at December 31, 2003. These shares were contributed by Tenneco prior to the spin-off. Effective with the spin-off, Pactiv became the sponsor of Tenneco's retirement plans, receiving related assets and assuming the obligation to provide pension benefits to participating employees of Tenneco Automotive Inc. and certain former subsidiaries and affiliates of Tenneco. For Tenneco Automotive Inc. employees, benefits accrued under these plans were frozen as of November 30, 1999. The company uses a September 30 measurement date for its plans.

     The company has postretirement health-care and life-insurance plans that cover certain of its salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. The company reserves the right to change postretirement plans, which are not funded. The Medicare Prescription Drug, Improvement and Modernization Act ("the Act"), which was signed into law on December 8, 2003, provides prescription-drug benefits under Medicare Part D and a federal subsidy to sponsors of retiree health-care benefit plans that provide benefits that are at least actuarially equivalent to those provided under Medicare Part D. The company is currently studying the impact of the Act on its plans. Authoritative accounting guidance for the federal-subsidy feature of the Act is pending, and, upon issuance, may require modification of amounts reported for postretirement-benefit costs and accumulated projected benefit obligations.

     In developing assumptions regarding the rate of return on pension-plan assets, the company receives independent input on asset-allocation strategies and projections of long-term rates of return on various asset classes, risk-free rates of return, and long-term inflation rates. Since inception in 1971, the pension plans' annual rate of return on assets has averaged 10.9%. Historically, the plans have invested approximately 65% of assets in equities and 35% in fixed-income investments. After consideration of all of these factors, the company concluded that a 9% rate of return on assets assumption was appropriate for 2003.

     The company's discount-rate assumption is based on the composite yield on a portfolio of high-quality corporate bonds constructed with durations to match the plans' future benefit obligations (approximately 6.25% at September 30, 2003). Consequently, the company lowered its discount-rate assumption for 2004 to 6.25% from 6.75% in 2003.

     The company utilizes a market-related method for calculating the value of plan assets. This method recognizes the difference between actual and expected returns on plan assets over 5 years. The resulting unrecognized gains or losses, along with other actuarial gains and losses, are amortized using the "corridor approach" outlined in SFAS No. 87.

     Financial data pertaining to the company's pension- and postretirement-benefit plans appear below.

                                                                                POSTRETIREMENT
                                                               PENSION PLANS         PLANS
                                                              ---------------   ---------------
                                                               2003     2002     2003     2002
(In millions)                                                 ------   ------   ------   ------
Changes in projected benefit obligations
  Benefit obligations at September 30 of the previous
     year...................................................  $3,644   $3,390   $ 102    $  96
  Currency-rate conversion..................................      10        7      --       --
  Service cost of benefits earned...........................      33       35       1        1
  Interest cost on benefit obligations......................     237      237       7        7
  Plan amendments...........................................       1       --      --      (10)
  Actuarial losses..........................................     241      216       3       18
  Benefits paid.............................................    (256)    (239)    (11)     (12)
  Participant contributions.................................      --       --       3        2
  Divestitures..............................................      (1)      (2)     --       --
                                                              ------   ------   -----    -----
  Benefit obligations at September 30.......................  $3,909   $3,644   $ 105    $ 102
                                                              ------   ------   -----    -----
Changes in fair value of plan assets
  Fair value at September 30 of the previous year...........  $3,057   $3,561   $  --    $  --
  Currency-rate conversion..................................       5        5      --       --
  Actual return on plan assets..............................     566     (269)     --       --
  Employer contributions....................................       9       (1)      8       10
  Participant contributions.................................       1        1       3        2
  Benefits paid.............................................    (256)    (239)    (11)     (12)
  Divestitures..............................................      --       (1)     --       --
                                                              ------   ------   -----    -----
  Fair value at September 30................................  $3,382   $3,057   $  --    $  --
                                                              ------   ------   -----    -----
Development of amounts recognized in the statement of
  financial position
  Funded status at September 30.............................  $ (527)  $ (587)  $(105)   $(102)
  Contributions during the fourth quarter...................       2        1       2        3
  Unrecognized cost
     Actuarial losses.......................................   1,737    1,722      45       45
     Prior-service costs....................................      16       20      (3)      (2)
                                                              ------   ------   -----    -----
  Net amount recognized at December 31......................  $1,228   $1,156   $ (61)   $ (56)
                                                              ------   ------   -----    -----
Amounts recognized in the statement of financial position
  Prepaid benefit cost......................................  $  187   $  170   $  --    $  --
  Contributions during the fourth quarter...................       2       --       2       --
  Accrued benefit cost......................................    (528)    (542)    (63)     (56)
  Intangible assets.........................................      15       18      --       --
  Accumulated other comprehensive income....................   1,552    1,510      --       --
                                                              ------   ------   -----    -----
  Net amount recognized at December 31......................  $1,228   $1,156   $ (61)   $ (56)
                                                              ------   ------   -----    -----

     The impact of pension plans on pretax income from continuing operations was as follows.

                                                              2003       2002       2001
(In millions)                                                 -----      -----      -----
Components of net periodic-benefit costs
  Service cost of benefits earned...........................  $ (33)     $ (35)     $ (30)
  Interest cost on benefit obligations......................   (237)      (237)      (231)
  Expected return on plan assets............................    354        385        373
  Amortization of:
     Unrecognized net losses................................    (15)        --         --
     Unrecognized prior-service cost........................     (5)        (5)        (5)
     Unrecognized net transition obligation.................     --          1          6
                                                              -----      -----      -----
Total net periodic-benefit income...........................  $  64      $ 109      $ 113
                                                              -----      -----      -----

     Pension-plan actuarial assumptions are shown below.

                                                              2003       2002       2001
SEPTEMBER 30                                                  -----      -----      -----
Actuarial assumptions
  Discount rate.............................................   6.25%      6.75%      7.25%
  Compensation increases....................................    4.0        4.9        4.9
  Return on assets..........................................    9.0        9.0        9.5

     For all of the company's worldwide pension plans, the accumulated benefit obligation was $3,847 million and $3,570 million at December 31, 2003 and 2002, respectively. For pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligations, accumulated benefit obligations, and fair value of plan assets were $3,594 million, $3,532 million, and $3,006 million, respectively, at September 30, 2003, and $3,326 million, $3,252 million, and $2,711 million, respectively, at September 30, 2002.

     The pretax impact of postretirement-benefit plans on continuing operations was as follows:

                                                              2003       2002       2001
(In millions)                                                 -----      -----      -----
Service cost of benefits earned.............................  $   1      $   1      $   1
Interest cost on benefit obligations........................      7          6          6
Prior-service cost..........................................      1          2         --
Losses......................................................      3          2          5
                                                              -----      -----      -----
Total postretirement-benefit plan costs.....................  $  12      $  11      $  12
                                                              -----      -----      -----

     Actuarial assumptions used to determine postretirement-benefit obligations follow.

                                                              2003       2002       2001
Actuarial assumptions                                         -----      -----      -----
Health-care cost inflation(a)...............................   11.0%      12.0%      10.0%
Discount rate...............................................   6.25       6.75       7.25

---------------

(a) Assumed to decline to 5% in 2009.

     A one percentage-point change in assumed health-care cost trend rates would have the following effects:

                                                              1% INCREASE           1% DECREASE
(In millions)                                                 -----------           -----------
Effect on total service and interest costs..................      $--                   $--
Effect on postretirement-benefit obligation.................        2                     2

     The company contributed approximately $8 million and $10 million in 2003 and 2002, respectively, to fund postretirement medical-plan benefit obligations. As permitted under Employee Retirement Income

Security Act (ERISA) regulations, the company used pension-plan assets to fund $9 million of postretirement medical obligations in 2001. The company expects to contribute $8 million to fund its postretirement medical-plan benefit obligations in 2004.

     The weighted-average asset allocations for the company's U.S. pension plans at September 30, 2003, and 2002, are summarized below.

                                                              2003       2002
                                                              -----      -----
Equity securities...........................................   65.4%      60.5%
Fixed-income securities.....................................   34.6       39.5
                                                              -----      -----
Total.......................................................  100.0%     100.0%
                                                              -----      -----

     The company employs a total return investment approach whereby a mixture of equity and fixed-income investments are used to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and company financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Furthermore, equity investments include U.S. and non-U.S. stocks, as well as growth, value, and small- and large-capitalization investments. Other asset classes, such as private equity investments, are used judiciously to enhance long-term returns while increasing portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment-portfolio reviews, annual liability measurements, and periodic asset/liability studies. The company does not expect to be required to contribute cash to its U.S. qualified pension plans until at least 2013. The company makes contributions of approximately $4 million annually to its nonqualified retirement plans for supplemental benefits paid to retirees. The company's foreign subsidiaries contributed approximately $5 million to various pension plans in 2003.

NOTE 16. SEGMENT AND GEOGRAPHIC-AREA INFORMATION

     The company reports the results of its segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." During 2003, the company revised its segment reporting by separating its previously aggregated Consumer and Foodservice/Food Packaging segment. Accordingly, the company now has 4 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products such as waste bags, tableware, food-storage bags, and cookware for consumer markets such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products for foodservice and food-packaging markets such as restaurants and other institutional-foodservice outlets, food processors, and grocery chains; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fibre products for protective-packaging markets such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used. Previously reported segment information has been restated to conform to the current year's presentation.

     The accounting policies of the segments are the same as those described in
Note 2. Products are transferred between segments and among geographic areas at, as nearly as possible, market value. In 2003 and 2002, Wal-Mart Stores, Inc. accounted for 11.4% and 10.0%, respectively, of the company's sales, which were recorded in the Consumer Products and Foodservice/Food Packaging segments. In general, the company's backlog of orders is not material.

     The following table sets forth certain segment information.

                                                     SEGMENT
                                -------------------------------------------------
                                           FOODSERVICE/   PROTECTIVE AND               RECLASSIFICATIONS
                                CONSUMER       FOOD          FLEXIBLE                         AND
                                PRODUCTS    PACKAGING       PACKAGING      OTHER         ELIMINATIONS      TOTAL
(In millions)                   --------   ------------   --------------   ------      -----------------   ------
AT DECEMBER 31, 2003, AND FOR
  THE YEAR THEN ENDED
Sales to external customers...   $  888       $1,371           $879        $   --            $  --         $3,138
Depreciation and
  amortization................       51           71             34             7               --            163
Operating income..............      195          178(a)          58(b)         35(c)            --            466
Cumulative effect of change in
  accounting principles.......       (3)          (6)            (1)           (2)              --            (12)
Total assets..................    1,005        1,199            773           729(d)            --          3,706
Investment in affiliated
  companies...................       --            1              4            --               --              5
Capital expenditures..........       24           55             29             4               --            112
Noncash items other than
  depreciation and
  amortization................       --           (1)             1           (64)(e)           --            (64)
AT DECEMBER 31, 2002, AND FOR
  THE YEAR THEN ENDED
Sales to external customers...   $  841       $1,221           $818        $   --            $  --         $2,880
Depreciation and
  amortization................       52           69             30             7               --            158
Operating income..............      188          158             62(b)         55(c)            --            463
Cumulative effect of change in
  accounting principles.......       --           --            (72)           --               --            (72)
Total assets..................      960        1,097            713           642(d)            --          3,412
Investment in affiliated
  companies...................       --            1              3            --               --              4
Capital expenditures..........       19           65             39             3               --            126
Noncash items other than
  depreciation and
  amortization................       --           --             (4)         (109)(e)           --           (113)
AT DECEMBER 31, 2001, AND FOR
  THE YEAR THEN ENDED
Sales to external customers...   $  815       $1,182           $815        $   --               --         $2,812
Depreciation and
  amortization................       54           75             38            10               --            177
Operating income..............      154          134(a)          29(b)         74(c)            --            391
Income from discontinued
  operations..................       --           --             --            28               --             28
Total assets..................      961        1,044            729         1,451(d)          (125)         4,060
Investment in affiliated
  companies...................       --            1              1            --               --              2
Capital expenditures..........       31           81             27             6               --            145
Noncash items other than
  depreciation and
  amortization................       --           (7)            14          (106)(e)           --            (99)

(a) Includes restructuring and other credits of $1 million in 2003 and 2001.

(b) Includes restructuring and other charges (credits) of $1 million, $(4) million, and $13 million, in 2003, 2002, and 2001, respectively.

(c) Includes pension-plan income, unallocated corporate expenses, and spin-off transaction-cost reversals of $12 million in 2001.

(d) Includes assets related to pension plans and administrative-service operations.

(e) Includes pension-plan income.

     The following table sets forth certain geographic-area information.

                                                       GEOGRAPHIC AREA
                                                     -------------------   RECLASSIFICATIONS
                                                     UNITED                       AND
                                                     STATES   FOREIGN(A)     ELIMINATIONS      TOTAL
(In millions)                                        ------   ----------   -----------------   ------
AT DECEMBER 31, 2003, AND FOR THE YEAR THEN ENDED
Sales to external customers(b).....................  $2,412      $726            $ --          $3,138
Long-lived assets(c)...............................   1,464       319              --           1,783
Total assets.......................................   2,938       768              --           3,706
AT DECEMBER 31, 2002, AND FOR THE YEAR THEN ENDED
Sales to external customers(b).....................  $2,286      $594            $ --          $2,880
Long-lived assets(c)...............................   1,298       304              --           1,602
Total assets.......................................   2,756       656              --           3,412
AT DECEMBER 31, 2001, AND FOR THE YEAR THEN ENDED
Sales to external customers(b).....................  $2,262      $550            $ --          $2,812
Long-lived assets(c)...............................   2,203       186              --           2,389
Total assets.......................................   3,560       537             (37)          4,060

(a) Sales to external customers and long-lived assets for individual countries (primarily in Europe) were not material.

(b) Geographic assignment is based on location of selling business.

(c) Long-lived assets include all long-term assets other than net assets of discontinued operations, goodwill, intangibles, and deferred taxes.

NOTE 17. COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

     The company estimates that the completion of projects authorized at December 31, 2003, for which commitments have been made will require expenditures of approximately $71 million in 2004.

LEASE COMMITMENTS

     Certain of the company's facilities, equipment, and other assets are leased under long-term arrangements. Minimum lease payments under noncancelable operating leases with lease terms in excess of 1 year are expected to total $31 million, $21 million, $17 million, $14 million, and $11 million for 2004, 2005, 2006, 2007, and 2008, respectively, and $30 million for subsequent years.

     Commitments under capital leases are not significant. Total rental costs for continuing operations for 2003, 2002, and 2001 were $41 million, $42 million, and $40 million, respectively, which included minimum rentals under noncancelable operating leases of $37 million, $36 million, and $35 million for the respective periods.

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

     On November 3, 2003, the company reached an agreement to settle the class-action lawsuits. The settlement, which must be approved by the court, resulted in the company recording a charge of $56 million pretax, $35 million after tax, or $0.22 per share, in the third quarter of 2003. This charge included the establishment of a reserve for the estimated liability associated with the opt-out complaints. Actual amounts paid in settlement of these opt-out liabilities, if any, may be different than amounts reserved. No trial date has been set for any of the opt-out lawsuits.

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

ENVIRONMENTAL MATTERS

     In early 2003, the company discovered that certain air emissions at one of its California plants exceeded permitted levels. The company reported this matter to the San Joaquin Valley Air Pollution Control District, and, effective November 2003, has entered into a settlement agreement with that agency regarding the appropriate actions to be taken to address the matter, which settlement agreement is subject to the approval of the U.S. Environmental Protection Agency. The company expects to resolve this matter through discussions with the agency and does not believe that the costs involved, including any monetary sanctions, will have a material adverse effect on the company's financial position, results of operations, or cash flows.

     The company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Where it is probable that related liabilities exist and where reasonable estimates of such liabilities can be made, Pactiv establishes associated reserves. Estimated liabilities are subject to change as additional information becomes available regarding the magnitude of possible clean-up costs, the expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations. However, management believes that any additional costs that may be incurred as more information becomes available will not have a material adverse effect on the company's financial position, although such costs could have a material effect on the company's results of operations or cash flows in a particular period.

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     TENNECO                   CUMULATIVE
                                                                    PACKAGING                  EFFECT OF
                                                                    LITIGATION   INCOME FROM   CHANGES IN
                                                    RESTRUCTURING   SETTLEMENT   CONTINUING    ACCOUNTING
                           SALES    COST OF SALES     AND OTHER     AND OTHER    OPERATIONS    PRINCIPLES   NET INCOME
(In millions)              ------   -------------   -------------   ----------   -----------   ----------   ----------
2003
  First quarter..........  $  717      $  508            $--           $--          $ 44          $ --         $ 44
  Second quarter.........     810         571             --            --            59            --           59
  Third quarter..........     793         550             --            56            26            --           26
  Fourth quarter.........     818         577             --            --            66           (12)          54
                           ------      ------            ---           ---          ----          ----         ----
                           $3,138      $2,206            $--           $56          $195          $(12)        $183
                           ------      ------            ---           ---          ----          ----         ----
2002
  First quarter..........  $  647      $  438            $--           $--          $ 42          $(72)        $(30)
  Second quarter.........     728         494             (4)           --            60            --           60
  Third quarter..........     727         499             --            --            59            --           59
  Fourth quarter.........     778         536             --            --            59            --           59
                           ------      ------            ---           ---          ----          ----         ----
                           $2,880      $1,967            $(4)          $--          $220          $(72)        $148
                           ------      ------            ---           ---          ----          ----         ----

                                 BASIC EARNINGS PER SHARE OF COMMON     DILUTED EARNINGS PER SHARE OF
                                              STOCK(A)                         COMMON STOCK(A)            STOCK PRICE/SHARE
                                 -----------------------------------   --------------------------------   -----------------
                                               CUMULATIVE                           CUMULATIVE
                                                EFFECT OF                           EFFECT OF
                                                CHANGE IN                           CHANGE IN
                                 CONTINUING    ACCOUNTING      NET     CONTINUING   ACCOUNTING    NET
                                 OPERATIONS    PRINCIPLES    INCOME    OPERATIONS   PRINCIPLES   INCOME    HIGH       LOW
                                 -----------   -----------   -------   ----------   ----------   ------   -------   -------
2003
  First quarter................     $0.27        $   --      $ 0.27      $0.27        $   --     $ 0.27   $22.65    $17.55
  Second quarter...............      0.37            --        0.37       0.37            --       0.37    21.25     18.13
  Third quarter................      0.17            --        0.17       0.16            --       0.16    20.90     17.95
  Fourth quarter...............      0.42         (0.07)       0.35       0.41         (0.07)      0.34    24.03     20.28
  Total year...................      1.23         (0.07)       1.16       1.21         (0.07)      1.14
2002
  First quarter................     $0.26        $(0.45)     $(0.19)     $0.26        $(0.45)    $(0.19)  $21.00    $16.60
  Second quarter...............      0.38            --        0.38       0.38            --       0.38    24.47     19.05
  Third quarter................      0.37            --        0.37       0.37            --       0.37    23.80     15.95
  Fourth quarter...............      0.37            --        0.37       0.37            --       0.37    22.52     15.35
  Total year...................      1.38         (0.45)       0.93       1.37         (0.45)      0.92

(a) The sum of amounts shown for individual quarters may not equal the total for the year because of changes in the weighted-average number of shares outstanding throughout the year.

NOTE 19. SUBSEQUENT EVENTS

     As discussed in Note 12, Pactiv's board of directors, in December 2003, authorized the company to repurchase up to 5 million shares of its common stock. Since December 31, 2003, the company has acquired approximately 3 million shares at an average price of $21.76 per share ($64 million) under this authorization. In March 2004, the company's board of directors authorized it to repurchase an additional 5 million shares of its common stock.

     Capitalizing on productivity opportunities, the company will rationalize and consolidate certain manufacturing operations. Among the actions being considered are termination of production at a molded fibre plant in Great Yarmouth, U.K., and limited consolidation of North American operations. These rationalizations involve asset writeoffs, equipment removal, severance, and abatement of asbestos insulation at Great Yarmouth.

     As a result of these actions, the company plans to take an after-tax charge of approximately $60 million, of which approximately $48 million is expected to be recorded in the first quarter of 2004, with the balance recognized throughout the remainder of the year. The after-tax cash cost of executing the program will be approximately $36 million. The ultimate amount and timing the charges will depend upon the final costs of facility closures and employee benefits, and conclusion of statutorily required discussions.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no change in accountants, nor has there been any disagreement on any matter of accounting principles or practices of financial disclosure.

ITEM 9A.CONTROLS AND PROCEDURES.

     The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and the company and such officers have concluded that such controls and procedures are adequate and effective. The company completed its evaluation of such controls and procedures in connection with the preparation of this annual report on Form 10-K on February 12, 2004.

     There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the company's executive officers required by this
Item 10 is set forth in Item 4.1 of Part I, "Executive Officers of the Registrant." Information regarding the company's directors required by this Item 10 is included in the company's Proxy Statement related to its May 14, 2004, Annual Meeting of Shareholders, and is incorporated by reference herein. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 and information regarding the company's code of ethics required by this Item 10 is included in the company's Proxy Statement related to its May 14, 2004, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 11.EXECUTIVE COMPENSATION.

     Information regarding the compensation of the certain of the company's executive officers required by this Item 11 is included in the company's Proxy Statement related to its May 14, 2004, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information regarding the security ownership of certain beneficial owners and management and related stockholder matters of the company required by this
Item 12 is included in the company's Proxy Statement related to its May 14, 2004, Annual Meeting of Shareholders, and is incorporated by reference herein.

     The following table summarizes the company's equity-compensation plans at December 31, 2003.

                                                                                           NUMBER OF SHARES
                                              NUMBER OF SHARES                             OF COMMON STOCK
                                               OF COMMON STOCK                           AVAILABLE FOR FUTURE
                                              TO BE ISSUED UPON     WEIGHTED-AVERAGE        ISSUANCE UNDER
                                                 EXERCISE OF        EXERCISE PRICE OF          EQUITY-
PLAN CATEGORY                                OUTSTANDING OPTIONS   OUTSTANDING OPTIONS    COMPENSATION PLANS
-------------                                -------------------   -------------------   --------------------
Equity-compensation plans approved by
  shareholders.............................      15,676,195(1)           $21.13                9,982,764
Equity-compensation plans not approved by
  shareholders.............................         642,375(2)            18.87(3)             2,353,508(4)
                                                 ----------              ------               ----------
Total......................................      16,318,570              $21.04               12,336,272
                                                 ----------              ------               ----------

(1) Includes outstanding options and performance-share awards. Stock options generally expire 10 to 20 years after grant date and vest over 1 to 3 years. The outstanding performance-share awards are subject to vesting based on future performance criteria and/or continued employment, and may be paid in stock, or in cash, at the discretion of the compensation committee of the board of directors. See Note 12 for additional information.

(2) Includes shares purchased, or available for purchase, by employees pursuant to Pactiv's employee stock purchase plan, which allows U.S. and Canadian employees to purchase Pactiv common stock at a 15% discount, subject to an annual limitation of $21,240. See Note 12 to the financial statements for additional information regarding this plan. Also includes Pactiv common stock index units (common stock equivalents) held (577,381 at December 31, 2003) pursuant to the company's deferred-compensation plan.

(3) Represents the price of pending purchases of common stock (64,994 shares at December 31, 2003) acquired under the company's employee stock-purchase plan.

(4) Represents shares reserved for issuance under the employee stock purchase plan, less shares purchased but not yet issued.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item 13 is included in the company's Proxy Statement related to its May 14, 2004, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

     Information required by this Item 14 is included in the company's Proxy Statement related to its May 14, 2004, Annual Meeting of Shareholders, and is incorporated by reference herein.

                                    PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index of Financial Statements of Pactiv Corporation and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 15

                                                              PAGE
                                                              ----
Schedule II -- Valuation and qualifying accounts -- three
  years ended December 31, 2003.............................   59

SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I -- Condensed financial information of
  registrant................................................
Schedule III -- Real estate and accumulated depreciation....
Schedule IV -- Mortgage loans on real estate................
Schedule V -- Supplemental information concerning
  property -- casualty insurance operations.................

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

                COLUMN A                   COLUMN B           COLUMN C            COLUMN D    COLUMN E
----------------------------------------  ----------   -----------------------   ----------   ---------
                                                              ADDITIONS
                                                       -----------------------
                                                       CHARGED TO   CHARGED TO
                                                       (REVERSED    (REVERSED
                                          BALANCE AT     FROM)        FROM)                    BALANCE
                                          BEGINNING    COSTS AND      OTHER                   AT END OF
              DESCRIPTION                  OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS     YEAR
              -----------                 ----------   ----------   ----------   ----------   ---------
Allowance for doubtful accounts
  Year ended December 31, 2003..........     $ 11         $ (2)        $  2         $--         $ 11
  Year ended December 31, 2002..........       12           (5)           3          (1)          11
  Year ended December 31, 2001..........       17            8           --          13           12

Inventory valuation
  Year ended December 31, 2003..........     $(10)        $ 18         $ --         $--         $  8
  Year ended December 31, 2002..........      (12)           2           --          --          (10)
  Year ended December 31, 2001..........        1          (13)          --          --          (12)

Deferred tax asset valuation
  Year ended December 31, 2003..........     $ 12         $  2         $ --         $--         $ 14
  Year ended December 31, 2002..........       13           (1)          --          --           12
  Year ended December 31, 2001..........       11            2           --          --           13

Fixed asset valuation
  Year ended December 31, 2003..........     $ 10         $ (1)        $ (2)        $--         $  7
  Year ended December 31, 2002..........        3            5            2          --           10
  Year ended December 31, 2001..........      120          (68)         (49)         --            3

REPORTS ON FORM 8-K

     On October 23, 2003, the company filed a Form 8-K regarding the press release announcing the company's third quarter 2003 earnings. On November 8, 2003, the company filed a Form 8-K regarding the press release announcing the company's agreement to settle a class-action lawsuit.

INDEX OF EXHIBITS

     The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Exhibits designated with an asterisk are filed with this report; all other exhibits are incorporated by reference.)

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
  10.12       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.13       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.14       Pactiv Corporation 2002 Incentive Compensation Plan
              (incorporated herein by reference to Exhibit 4.7 to Pactiv
              Corporation's Registration Statement on Form S-8, File No.
              333-101121).
  11          None.
  13          None.
  14          Code of Ethical Conduct for Financial Managers (posted to
              company's website, www.pactiv.com) in accordance with Item
              406(c) (2) of Regulation S-K.
  15          None.
  16          None.
  18          None.
 *21          List of subsidiaries of Pactiv Corporation.
  22          None.
 *23.1        Consent of Ernst & Young LLP.
 *23.2        Pactiv Corporation explanation concerning absence of current written consent of Arthur Andersen LLP.
 *24          Powers of Attorney for the following directors of Pactiv
              Corporation: Larry D. Brady, K. Dane Brooksher, Robert J.
              Darnall, Mary R. (Nina) Henderson, Roger B. Porter, Norman
              H. Wesley.
 *31.1        Certification pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.
 *31.2        Certification pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.
**32.1        Certification pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.
**32.2        Certification pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.
 *99.1        Pactiv Corporation FAS87 Pension Plan Projections.
 *99.2        Pactiv Corporation ERISA Pension Plan Projections.

---------------

 * Filed herewith

** Furnished herewith