Form 10-K/A
period 2003-12-31
PACTIV CORP
filed 2004-03-16
CIK 1089976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                           PART OF THE FORM 10-K
                        DOCUMENT                                          INTO WHICH INCORPORATED
--------------------------------------------------------  --------------------------------------------------------
  Pactiv Corporation's Definitive Proxy Statement for                             Part III
 the Annual Meeting of Shareholders to be held May 14,
                           2004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Amendment to Form 10-K for the fiscal year ended December 31, 2003 is being filed for the sole purpose of correcting the pagination of the document. The Company's filing agent inadvertently submitted the Form 10-K via EDGAR on March 15, 2004 (accession number 0000950137-04-001872) to the SEC with the document's signature page as page 1 of Exhibit 21 (Document 2) instead of filing in its correct sequential order as the last page of the Form 10-K (Document 1).

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

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 15

                                                              PAGE
                                                              ----
Schedule II -- Valuation and qualifying accounts -- three
  years ended December 31, 2003.............................   60

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

Date: March 16, 2004

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

/s/ RICHARD L. WAMBOLD                               Chairman, President, Chief           March 16, 2004
------------------------------------------------       Executive Officer and Director
     Richard L. Wambold                                (principal executive officer)


/s/ ANDREW A. CAMPBELL                               Senior Vice President and Chief      March 16, 2004
------------------------------------------------       Financial Officer (principal
     Andrew A. Campbell                                financial and accounting
                                                       officer)


/s/ LARRY D. BRADY*                                  Director                             March 16, 2004
------------------------------------------------
     Larry D. Brady


/s/ K. DANE BROOKSHER*                               Director                             March 16, 2004
------------------------------------------------
     K. Dane Brooksher


/s/ ROBERT J. DARNALL*                               Director                             March 16, 2004
------------------------------------------------
     Robert J. Darnall


/s/ MARY R. (NINA) HENDERSON*                        Director                             March 16, 2004
------------------------------------------------
     Mary R. (Nina) Henderson


/s/ ROGER B. PORTER*                                 Director                             March 16, 2004
------------------------------------------------
     Roger B. Porter


/s/ NORMAN H. WESLEY*                                Director                             March 16, 2004
------------------------------------------------
     Norman H. Wesley


 *By:   /s/ JAMES V. FAULKNER, JR.                                                        March 16, 2004
         -----------------------------------------
              James V. Faulkner, Jr.
              Attorney-in-fact