Form 10-Q
period 2004-03-31
PACTIV CORP
filed 2004-05-10
CIK 1089976

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(mark one)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 153,181,785 as of April 30, 2004. (See Notes to Financial Statements.)

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income.......................    3
     Condensed Consolidated Statement of Financial
      Position..............................................    4
     Condensed Consolidated Statement of Cash Flows.........    5
     Notes to Financial Statements..........................    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   13
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   21
  Item 4. Controls and Procedures...........................   22
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings*................................   23
  Item 2. Changes in Securities, Use of Proceeds, and Issuer
     Purchases of Equity Securities.........................   23
  Item 3. Defaults Upon Senior Securities*..................   23
  Item 4. Submission of Matters to a Vote of Security
     Holders*...............................................   23
  Item 5. Other Information*................................   23
  Item 6. Exhibits and Reports on Form 8-K..................   23

---------------
* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2004            2003
(In millions, except share and per-share data)                -------------   -------------
SALES.......................................................  $        775    $        717
                                                              ------------    ------------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and amortization....           552             508
  Selling, general, and administrative......................            81              74
  Depreciation and amortization.............................            45              40
  Other expense, net........................................             2              --
  Restructuring and other...................................            70              --
                                                              ------------    ------------
                                                                       750             622
                                                              ------------    ------------

OPERATING INCOME............................................            25              95
  Interest expense, net of interest capitalized.............            25              24
  Income tax expense........................................            --              27
                                                              ------------    ------------
NET INCOME..................................................  $         --    $         44
                                                              ------------    ------------
Average number of shares of common stock outstanding
  Basic.....................................................   154,865,139     159,010,563
  Diluted...................................................   157,270,657     161,281,258
                                                              ------------    ------------

EARNINGS PER SHARE
Basic and diluted earnings per share of common stock........  $         --    $       0.27
                                                              ------------    ------------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              MARCH 31, 2004   DECEMBER 31, 2003
(In millions, except share data)                              --------------   -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................      $  126            $  140
  Accounts and notes receivable
     Trade, less allowances of $11 and $11 at the respective
       dates................................................         346               346
     Other..................................................          25                28
  Inventories
     Finished goods.........................................         272               245
     Work in process........................................          55                57
     Raw materials..........................................          69                69
     Other materials and supplies...........................          30                28
  Other.....................................................          68                69
                                                                  ------            ------
  Total current assets......................................         991               982
                                                                  ------            ------
Property, plant, and equipment, net.........................       1,476             1,522
                                                                  ------            ------
Other assets
  Goodwill..................................................         641               643
  Intangible assets, net....................................         294               298
  Pension assets, net.......................................         199               195
  Other.....................................................          65                66
                                                                  ------            ------
  Total other assets........................................       1,199             1,202
                                                                  ------            ------
TOTAL ASSETS................................................      $3,666            $3,706
                                                                  ------            ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................      $    4            $    5
  Accounts payable..........................................         223               198
  Taxes accrued.............................................          --                16
  Interest accrued..........................................          32                 9
  Accrued promotions, rebates, and discounts................          62                69
  Accrued litigation........................................          28                29
  Accrued payroll and benefits..............................          67                79
  Accrued restructuring.....................................          44                --
  Other.....................................................          63                69
                                                                  ------            ------
  Total current liabilities.................................         523               474
                                                                  ------            ------
Long-term debt..............................................       1,336             1,336
                                                                  ------            ------
Deferred income taxes.......................................         217               212
                                                                  ------            ------
Pension and postretirement benefits.........................         567               576
                                                                  ------            ------
Other.......................................................          39                39
                                                                  ------            ------
Minority interest...........................................           8                 8
                                                                  ------            ------
Shareholders' equity
  Common stock (153,083,790 and 156,335,967 shares issued
     and outstanding, after deducting 18,699,385 and
     15,447,208 shares held in treasury, at the respective
     dates).................................................           2                 2
  Premium on common stock and other capital surplus.........       1,252             1,326
  Accumulated other comprehensive loss......................        (952)             (941)
  Retained earnings.........................................         674               674
                                                                  ------            ------
  Total shareholders' equity................................         976             1,061
                                                                  ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $3,666            $3,706
                                                                  ------            ------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2004   2003
     FOR THE THREE MONTHS ENDED MARCH 31 (In millions)        ----   ----
OPERATING ACTIVITIES
Income from continuing operations...........................  $ --   $ 44
Adjustments to reconcile income from continuing operations
  to cash provided
  by operating activities:
  Depreciation and amortization.............................    45     40
  Deferred income taxes.....................................     6     13
  Restructuring and other...................................    61     --
  Pension income............................................   (12)   (15)
  Net working capital.......................................   (19)   (30)
  Other.....................................................     2      4
                                                              ----   ----
Cash provided by operating activities.......................    83     56
                                                              ----   ----
INVESTING ACTIVITIES
Expenditures for property, plant, and equipment.............   (19)   (27)
Other.......................................................     1     --
                                                              ----   ----
Cash used by investing activities...........................   (18)   (27)
                                                              ----   ----
FINANCING ACTIVITIES
Issuance of common stock....................................     6      5
Purchase of common stock....................................   (83)    --
Retirement of long-term debt................................    --    (27)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................    (1)    --
                                                              ----   ----
Cash used by financing activities...........................   (78)   (22)
                                                              ----   ----
Effect of foreign-exchange rate changes on cash and
  temporary cash investment.................................    (1)    --
                                                              ----   ----
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS...............................................   (14)     7
Cash and temporary cash investments, January 1..............   140    127
                                                              ----   ----
CASH AND TEMPORARY CASH INVESTMENTS, MARCH 31...............  $126   $134
                                                              ----   ----

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income for the three-month period ended March 31, 2004, and 2003, the Condensed Consolidated Statement of Financial Position at March 31, 2004, and the Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2004, and 2003, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2003, as amended, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled, "SEC Filings." Alternatively, free copies of the company's Form 10-K for the year ended December 31, 2003, may be obtained by contacting Investor Relations at (866) 456-5439.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

     For a complete discussion of the company's accounting policies, refer to Pactiv's most recent filing on Form 10-K.

STOCK-BASED COMPENSATION

     In accounting for stock-based employee compensation, the company uses the intrinsic-value method specified in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Shown below are net income and basic and diluted earnings per share as reported and adjusted to reflect the use of the fair-value method in determining stock-based compensation costs, as encouraged by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2004       2003
(Dollars in millions, except per-share data)                  -------    -------
Net income..................................................  $   --     $   44
After-tax adjustment of stock-based compensation costs
  Intrinsic-value method....................................      --          1
  Fair-value method.........................................      (3)        (3)
                                                              ------     ------
Pro forma...................................................  $   (3)    $   42
                                                              ------     ------
EARNINGS PER SHARE
Basic and diluted...........................................  $   --     $ 0.27
Adjustment of stock-based compensation costs
  Intrinsic-value method....................................      --       0.01
  Fair-value method.........................................   (0.02)     (0.02)
                                                              ------     ------
Pro forma...................................................  $(0.02)    $ 0.26
                                                              ------     ------

ACCOUNTS AND NOTES RECEIVABLE

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $10 million at both March 31, 2004, and March 31, 2003. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and related proceeds are included in cash provided (used) by operating activities in the statement of cash flows. Discounts and fees related to these sales were immaterial in the first quarter of 2004 and 2003 and were included in other expense in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt would increase, or its cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

CHANGES IN ACCOUNTING PRINCIPLES

     In January 2003, the Financial Accounting Standards Board issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIEs), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for the entities to support their activities. FIN No. 46 requires that (1) companies consolidate VIEs if they are required to recognize the majority of such entities' gains and losses and (2) disclosures be made regarding VIEs that companies are not required to consolidate but in which they have a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, and to existing VIEs in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when VIEs were created. Upon Pactiv's December 31, 2003, adoption of FIN No. 46, the company consolidated a VIE associated with properties covered by its synthetic-lease facility, resulting in an increase in long-term debt and property, plant, and equipment of $169 million and $150 million, respectively. Consolidation of the VIE also required the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on the leased assets from lease inception to December 31, 2003, of $19 million, $12 million after tax, or $0.07 per share. On a going-forward basis, consolidation of the VIE is expected to reduce net income by approximately $3 million, or $0.02 per share, annually.

NOTE 3. RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring plan to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. In this connection, the company recorded restructuring and other charges totaling $70 million, $44 million after tax, or $0.28 per share, in the quarter. The principal strategic objectives of the plan are to (1) rationalize inefficient manufacturing assets, primarily certain molded fibre facilities in North America and Europe; (2) reduce overhead in several areas of the business, thereby simplifying and eliminating non-value-added activities; (3) increase the number of new product launches over the next several years; and (4) increase the value of the Hefty brand. Implementation of the plan is expected to result in the elimination of approximately 1,000 salaried and hourly positions worldwide. The total cost of the restructuring plan is expected to be approximately $96 million, $60 million after tax, or $0.39 per share, covering severance, asset write-offs, and other, which consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fibre U.K. facility. The majority of the plan will be executed in the second quarter of 2004, with the balance expected to be completed by December 31, 2004. Pretax annualized savings from the plan are anticipated to total $45 million, principally from reductions in salaried and hourly employee costs and depreciation expense. The company intends to spend approximately $25 million of the annualized savings on additional marketing support and new product-development activities.

     After-tax cash payments related to the restructuring and other actions totaled $9 million in the first quarter of 2004 and are expected to total $12 million in the second quarter of 2004 and $36 million for total year 2004.

     The following summarizes actual and expected impacts of restructuring and related actions.

                                                       SEVERANCE   ASSET WRITE-OFFS   OTHER(1)   TOTAL
(In millions)                                          ---------   ----------------   --------   -----
THREE MONTHS ENDED MARCH 31, 2004
Consumer Products....................................     $ 4            $ --           $--      $  4
Foodservice/Food Packaging...........................       8              11            --        19
Protective and Flexible Packaging....................      10               6            31        47
                                                          ---            ----           ---      ----
Total restructuring and other charges................      22              17            31        70
Cash payments........................................      (4)             --            (5)       (9)
Charged against asset accounts.......................      --             (17)           --       (17)
                                                          ---            ----           ---      ----
Balance at end of period.............................     $18            $ --           $26      $ 44
                                                          ---            ----           ---      ----
PROJECTIONS THROUGH PROGRAM COMPLETION
Consumer Products....................................     $ 4            $ --           $ 1      $  5
Foodservice/Food Packaging...........................      10              16             4        30
Protective and Flexible Packaging....................      12               6            43        61
                                                          ---            ----           ---      ----
Total restructuring and other charges................     $26            $ 22           $48      $ 96
                                                          ---            ----           ---      ----

---------------
(1) Consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fibre U.K. facility.

NOTE 4. ACQUISITIONS

     On October 27, 2003, Pactiv purchased, for $60 million, the plastic-packaging assets of Rock-Tenn Company (Rock-Tenn), which are used in the manufacture of amorphous polyethylene terephthalate (APET) and polypropylene products for food packaging. At March 31, 2004, the allocation of the purchase price to the net assets of Rock-Tenn and the related recognition of $15 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired and, therefore, are subject to revision upon receipt of final appraisals.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

     Changes in the carrying value of goodwill for the three months ended March 31, 2004, are shown in the following table.

                                                                                 PROTECTIVE
                                                    CONSUMER    FOODSERVICE/    AND FLEXIBLE
                                                    PRODUCTS   FOOD PACKAGING    PACKAGING     TOTAL
(In millions)                                       --------   --------------   ------------   -----
Balance, December 31, 2003........................    $136          $320            $187       $643
Currency-translation adjustment...................      --            --              (2)        (2)
                                                      ----          ----            ----       ----
Balance, March 31, 2004...........................    $136          $320            $185       $641
                                                      ----          ----            ----       ----

     Intangible assets at March 31, 2004, are summarized in the following table.

                                                                               ACCUMULATED
                                                             CARRYING AMOUNT   AMORTIZATION   NET
(In millions)                                                ---------------   ------------   ----
Intangible assets subject to amortization
  Patents..................................................       $192             $ 73       $119
  Other....................................................         72               27         45
                                                                  ----             ----       ----
                                                                   264              100        164
Intangible assets not subject to amortization (primarily
  trademarks)..............................................        130               --        130
                                                                  ----             ----       ----
Total intangible assets....................................       $394             $100       $294
                                                                  ----             ----       ----

     Amortization expense for intangible assets was $4 million for the three months ended March 31, 2004. Amortization expense is estimated to total $15 million, $15 million, $13 million, $13 million, and $12 million for years 2004, 2005, 2006, 2007, and 2008, respectively.

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                                MARCH 31, 2004    DECEMBER 31, 2003
(In millions)                                                   --------------    -----------------
Original cost
  Land, buildings, and improvements.........................        $  732             $  735
  Machinery and equipment...................................         1,615              1,653
  Other, including construction in progress.................           102                102
                                                                    ------             ------
                                                                     2,449              2,490
Less accumulated depreciation and amortization..............          (973)              (968)
                                                                    ------             ------
                                                                    $1,476             $1,522
                                                                    ------             ------

NOTE 7. COMMON STOCK

EARNINGS PER SHARE

     Earnings from continuing operations per share of common stock outstanding was computed as follows.

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                    2004            2003
(In millions, except share and per-share data)                  ------------    ------------
BASIC EARNINGS PER SHARE
  Income from continuing operations.........................    $         --    $         44
                                                                ------------    ------------
  Average number of shares of common stock outstanding......     154,865,139     159,010,563
                                                                ------------    ------------
  Basic earnings from continuing operations per share.......    $         --    $       0.27
                                                                ------------    ------------
DILUTED EARNINGS PER SHARE
  Income from continuing operations.........................    $         --    $         44
                                                                ------------    ------------
  Average number of shares of common stock outstanding......     154,865,139     159,010,563
  Effect of dilutive securities
     Stock options..........................................       1,924,586       1,785,609
     Performance shares.....................................         480,932         485,086
                                                                ------------    ------------
Average number of shares of common stock outstanding
  including dilutive securities.............................     157,270,657     161,281,258
                                                                ------------    ------------
Diluted earnings from continuing operations per share.......    $         --    $       0.27
                                                                ------------    ------------

     In the first quarter of 2004, the company acquired 3.8 million shares of its common stock at an average price of $21.74 per share for a total outlay of $83 million.

GRANTOR TRUST

     In November 1999, the company established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called "rabbi trust" is designed to assure payment of deferred-compensation and supplemental pension benefits. These shares are not considered to be outstanding for purposes of financial reporting.

NOTE 8. SEGMENT INFORMATION

     The company has 4 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products, such as waste bags, tableware, food-storage bags, and cookware, for consumer markets, such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products, for foodservice and food-packaging markets, such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fibre products, for protective-packaging markets, such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used.

     The following table sets forth certain segment information.

                                                                 SEGMENT
                                              ----------------------------------------------
                                                         FOODSERVICE/    PROTECTIVE
                                              CONSUMER       FOOD       AND FLEXIBLE
                                              PRODUCTS    PACKAGING      PACKAGING     OTHER    TOTAL
               (In millions)                  --------   ------------   ------------   -----    ------
AT MARCH 31, 2004, AND FOR THE THREE MONTHS
  THEN ENDED
Sales to external customers.................    $200        $  345          $230       $ --     $  775
Operating income............................      37(a)         16(b)        (34)(c)      6(d)      25
Total assets................................     993         1,201           765        707(e)   3,666
AT MARCH 31, 2003, AND FOR THE THREE MONTHS
  THEN ENDED
Sales to external customers.................    $189        $  311          $217       $ --     $  717
Operating income............................      41            32            14          8(d)      95
Total assets................................     958         1,122           737        654(e)   3,471

---------------
(a) Includes restructuring and other charges of $4 million.

(b) Includes restructuring and other charges of $19 million.

(c) Includes restructuring and other charges of $47 million.

(d) Includes pension-plan income and unallocated corporate expenses.

(e) Includes assets related to pension plans (net) and administrative-service operations.

NOTE 9. COMPREHENSIVE INCOME (LOSS)

     Details of total comprehensive income (loss) for the three-month period ended March 31, 2004, and 2003, were as follows:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              2004     2003
                       (In millions)                          -----   -------
Net income..................................................  $ --    $   44
Other comprehensive income (loss)
Net currency translation gains (losses).....................   (11)       10
                                                              ----    ------
Total comprehensive income (loss)...........................  $(11)   $   54
                                                              ----    ------

NOTE 10. LINES OF CREDIT AND GUARANTEES

     The company, from time to time, utilizes various lines of credit, backed by payment and performance guarantees, to finance operations of its foreign subsidiaries. These lines of credit are mainly used as overdraft and foreign-exchange settlement facilities and are in effect until cancelled by one or both parties. Performance under the guarantees would be required if such subsidiaries were sold, dissolved, or otherwise failed to discharge their related obligations. At March 31, 2004, available lines of credit totaled $26 million; however, no amounts were borrowed against those lines at that date.

NOTE 11. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     The impact of pension plans on pretax income from continuing operations was as follows:

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2004      2003
(In millions)                                                 ------    ------
Components of net periodic-benefit costs
  Service cost of benefits earned...........................   $ (8)     $(10)
  Interest cost on benefit obligations......................    (59)      (59)
  Expected return on plan assets............................     88        89
  Amortization of:
     Unrecognized net losses................................     (8)       (4)
     Unrecognized prior-service cost........................     (1)       (1)
                                                               ----      ----
Total net periodic-benefit income...........................   $ 12      $ 15
                                                               ----      ----

     The company has postretirement health-care and life-insurance plans that cover certain of its salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. The company reserves the right to change such postretirement plans, which are not funded. The Medicare Prescription Drug, Improvement, and Modernization Act ("the Act"), which was signed into law on December 8, 2003, provides prescription-drug benefits under Medicare Part D and a federal subsidy to sponsors of retiree health-care benefit plans that provide benefits that are at least actuarially equivalent to those provided under Medicare Part D. The company is currently studying the impact of the Act on its plans. Authoritative accounting guidance for the federal-subsidy feature of the Act is pending and, upon issuance, may require modification of amounts reported for postretirement-benefit costs and accumulated projected benefit obligations.

NOTE 12. CONTINGENCIES

LITIGATION

     In May 1999, Tenneco Inc. (Tenneco), Pactiv's former parent, Pactiv (through Tenneco's former containerboard business), and a number of other containerboard manufacturers were named as defendants in a consolidated, class-action complaint brought on behalf of purchasers of corrugated containers that alleged a civil violation of Section I of the Sherman Act. The company also was named as a defendant in a related class-action antitrust lawsuit. Tenneco sold its containerboard business in April 1999, prior to the spin-off of Pactiv in November 1999. In connection with the spin-off, Pactiv was assigned responsibility for defending related claims against Tenneco and for any liability resulting therefrom.

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

     On November 3, 2003, the company reached an agreement to settle the class-action lawsuits. The settlement, which has been approved by the court, resulted in the company recording a charge of $56 million pretax, $35 million after tax, or $0.22 per share, in the third quarter of 2003. This charge included the establishment of a reserve for the estimated liability associated with the opt-out complaints. Actual amounts paid in settlement of these opt-out liabilities, if any, may be different than amounts reserved. No trial date has been set for any of the opt-out lawsuits.

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

ENVIRONMENTAL MATTERS

     In early 2003, the company discovered that certain air emissions at one of its California plants exceeded permitted levels. The company reported this matter to the San Joaquin Valley Air Pollution Control District and, effective November 2003, has entered into a settlement agreement with that agency regarding the appropriate actions to be taken to address the matter, which settlement agreement is subject to the approval of the U.S. Environmental Protection Agency. The company expects to resolve this matter through discussions with the agency and does not believe that the costs involved, including any monetary sanctions, will have a material adverse effect on the company's financial position, results of operations, or cash flows.

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

     The company has 4 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products, such as waste bags, tableware, food-storage bags, and cookware, for consumer markets, such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fibre, pressed-paperboard, and aluminum packaging products, for foodservice and food-packaging markets, such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fibre products, for protective-packaging markets, such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used.

RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring plan to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. In this connection, the company recorded restructuring and other charges totaling $70 million, $44 million after tax, or $0.28 per share, in the quarter. The principal strategic objectives of the plan are to (1) rationalize inefficient manufacturing assets, primarily certain molded fibre facilities in North America and Europe; (2) reduce overhead in several areas of the business, thereby simplifying and eliminating non-value-added activities; (3) increase the number of new product launches over the next several years; and (4) increase the value of the Hefty brand. Implementation of the plan is expected to result in the elimination of approximately 1,000 salaried and hourly positions worldwide. The total cost of the restructuring plan is expected to be approximately $96 million, $60 million after tax, or $0.39 per share, covering severance, asset write-offs, and other, which consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fibre U.K. facility. The majority of the plan will be executed in the second quarter of 2004, with the balance expected to be completed by December 31, 2004. Pretax annualized savings from the plan are anticipated to total $45 million, principally from reductions in salaried and hourly employee costs and depreciation expense. The company intends to spend approximately $25 million of the annualized savings on additional marketing support and new product-development activities.

     After-tax cash payments related to the restructuring and other actions totaled $9 million in the first quarter of 2004 and are expected to total $12 million in the second quarter of 2004 and $36 million for total year 2004.

     The following summarizes actual and expected impacts of restructuring and related actions.

                                                       SEVERANCE   ASSET WRITE-OFFS   OTHER(1)   TOTAL
                    (In millions)                      ---------   ----------------   --------   -----
THREE MONTHS ENDED MARCH 31, 2004
Consumer Products....................................     $ 4            $ --           $--      $  4
Foodservice/Food Packaging...........................       8              11            --        19
Protective and Flexible Packaging....................      10               6            31        47
                                                          ---            ----           ---      ----
Total restructuring and other charges................      22              17            31        70
Cash payments........................................      (4)             --            (5)       (9)
Charged against asset accounts.......................      --             (17)           --       (17)
                                                          ---            ----           ---      ----
Balance at end of period.............................     $18            $ --           $26      $ 44
                                                          ---            ----           ---      ----
PROJECTIONS THROUGH PROGRAM COMPLETION
Consumer Products....................................     $ 4            $ --           $ 1      $  5
Foodservice/Food Packaging...........................      10              16             4        30
Protective and Flexible Packaging....................      12               6            43        61
                                                          ---            ----           ---      ----
Total restructuring and other charges................     $26            $ 22           $48      $ 96
                                                          ---            ----           ---      ----

---------------
(1) Consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fibre U.K. facility.

THREE MONTHS ENDED MARCH 31, 2004, COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003

RESULTS OF CONTINUING OPERATIONS

    Significant Trends

     The principal raw materials used to manufacture the company's products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 18% higher in the first quarter of 2004 than in the same period of 2003, driven principally by higher oil prices, while average industry prices for polyethylene rose by approximately 15% in the first quarter of 2004 compared with the same period in 2003, fueled by higher natural-gas prices. In response to increases in resin costs, the company raised selling prices in many areas of its business during 2003 and again late in the first quarter of 2004. These price increases offset most of the impact of the resin-cost increases, as evidenced by the modest decline in the company's gross margin from 29.1% in 2003's first quarter to 28.8% in the current quarter.

     Major plastic-resin suppliers have announced additional price increases for 2004, reflecting the continued volatility in energy markets. Suppliers' success in raising plastic-resin prices would likely have a near-term dilutive effect on the company's gross margin until resin prices decline or the company is able to raise selling prices correspondingly. However, moderation of energy prices, weak market demand, or excess plastic-resin manufacturing capacity may limit resin suppliers' ability to implement the latest announced price increases, thereby enhancing the company's ability to maintain or improve its gross margin.

    Sales

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              2004       2003   CHANGE
                   (Dollars in millions)                      ----       ----   ------
Consumer Products...........................................  $200       $189     5.8%
Foodservice/Food Packaging..................................   345        311    10.9
Protective and Flexible Packaging...........................   230        217     6.0
                                                              ----       ----
Total.......................................................  $775       $717     8.1%
                                                              ----       ----

     Total sales increased $58 million, or 8.1% versus the prior year. Excluding the positive impact of foreign-currency exchange rates ($21 million) and acquisitions ($17 million), sales grew by 2.7%.

     Sales for the Consumer Products business increased $11 million, or 5.8%, from the first quarter of 2003, reflecting improved pricing and volume gains. Tableware volume increased significantly for both branded and private-label products. Likewise, sales grew in waste bags, partially driven by Hefty(R) CinchSak(R) Ultra tall kitchen and large trash bags and Hefty(R) HandySaks(TM) convenience bags, which were launched early in the quarter. The Hefty(R) ZooPals(TM) line of children's plates continued to perform well and has expanded its offering.

     Sales in the Foodservice/Food Packaging business increased $34 million, or 10.9%, from last year driven by volume growth in the base business and acquisitions. Excluding the positive impact of acquisitions ($17 million) and foreign-currency exchange rates ($1 million), sales increased $16 million, or 5.1%, driven by volume growth in almost every key product line and the positive impact of 2003 selling price increases. In addition, the company introduced several new products for the fast-food industry during the quarter.

     Sales of Protective- and Flexible-Packaging products increased $13 million, or 6.0%, compared with 2003. Excluding the positive impact of foreign-currency exchange rates ($20 million), sales decreased $7 million, or 3.0%, as a result of weakness in European volume, offset partially by an economy-driven improvement in volume in North America.

    Operating Income

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                              2004       2003    CHANGE
(Dollars in millions)                                         -----      -----   ------
Consumer Products...........................................  $ 37        $41     (9.8)%
Foodservice/Food Packaging..................................    16         32    (50.0)
Protective and Flexible Packaging...........................   (34)        14       --
Other.......................................................     6          8    (25.0)
                                                              ----        ---
Total.......................................................  $ 25        $95    (73.7)%
                                                              ----        ---

     Total operating income was $25 million in the first quarter of 2004, a decrease of $70 million, or 73.7%, from last year, primarily driven by the recording of restructuring and other charges of $70 million in the current period. Compared with last year, the positive impact of increased volume, improved spread (the difference between selling prices and raw-material costs), and productivity gains was offset by lower noncash pension income and higher depreciation and amortization expense.

     The following table summarizes by segment the impacts of restructuring and other charges in the first quarter of 2004.

                                                              OPERATING INCOME (LOSS)
                                             ----------------------------------------------------------
                                             U.S. GAAP      RESTRUCTURING AND   EXCLUDING RESTRUCTURING
                                               BASIS          OTHER CHARGES        AND OTHER CHARGES
(Dollars in millions)                        ---------      -----------------   -----------------------
Consumer Products..........................    $ 37                $ 4                    $41
Foodservice/Food Packaging.................      16                 19                     35
Protective and Flexible Packaging..........     (34)                47                     13
Other......................................       6                 --                      6
                                               ----                ---                    ---
Total......................................    $ 25                $70                    $95
                                               ----                ---                    ---

     The company's management believes that providing operating income excluding the effects of restructuring and other charges presents a useful alternative depiction of the company's operating results. The restructuring and other charges relate to actions that will have a long-term effect on the company, and to consider such charges as being only applicable to the first quarter might make the company's operating performance in that quarter more difficult to evaluate, particularly as compared with other periods in which there were no comparable charges. The company's management uses operating income excluding restructuring and other charges to evaluate operating performance, to value various business units, and, along with other factors, in determining management compensation.

     The following table summarizes operating income excluding restructuring and other charges for the first quarter of 2004 and 2003.

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              2004       2003   CHANGE
(Dollars in millions)                                         ----       ----   ------
Consumer Products...........................................  $41        $41       --%
Foodservice/Food Packaging..................................   35         32      9.4
Protective and Flexible Packaging...........................   13         14     (7.1)
Other.......................................................    6          8    (25.0)
                                                              ---        ---
Total.......................................................  $95        $95       --%
                                                              ---        ---

     Total operating income excluding restructuring and other charges was $95 million in the first quarter of 2004, even with last year, as increased volume, improved spread, and productivity gains were offset by lower noncash pension income and higher depreciation and amortization costs.

     Operating income excluding restructuring and other charges for the Consumer Products business was $41 million, even with last year, as the benefits of improved volume and favorable pricing were offset by higher advertising and promotion expenses and higher energy-related costs.

     Operating income excluding restructuring and other charges for the Foodservice/Food Packaging business was $35 million, an increase of $3 million, or 9.4%, from 2003. In this connection, pricing and productivity improvements were offset partially by higher energy-related expenses and integration costs associated with the fourth-quarter 2003 acquisition of the plastic-packaging assets of Rock-Tenn Corporation.

     Operating income excluding restructuring and other charges for the Protective and Flexible Packaging segment was $13 million, down $1 million, or 7.1%, from last year, primarily because of lower European volume and lower spread, offset partially by higher North American protective-packaging volume.

     Operating income for the Other segment decreased $2 million from last year, principally because of a decline in noncash pension income.

    Income from Continuing Operations

     The company recorded zero net income from continuing operations in the first quarter of 2004, compared with $44 million, or $0.27 per share, last year. First quarter 2004's results included the impact of restructuring and other charges totaling $44 million, or $0.28 per share, and noncash pension income of $8 million, or $0.05 per share, which was $0.01 per share lower than the previous year.

LIQUIDITY AND CAPITAL RESOURCES

    Capitalization

                                                              MARCH 31,   DECEMBER 31,
                                                                2004          2003       CHANGE
(In millions)                                                 ---------   ------------   ------
Short-term debt, including current maturities of long-term
  debt......................................................   $    4        $    5       $ (1)
Long-term debt..............................................    1,336         1,336         --
                                                               ------        ------       ----
Total debt..................................................    1,340         1,341         (1)
Minority interest...........................................        8             8         --
Shareholders' equity........................................      976         1,061        (85)
                                                               ------        ------       ----
Total capitalization........................................   $2,324        $2,410       $(86)
                                                               ------        ------       ----

     The ratio of debt to total capitalization rose to 57.7% at March 31, 2004, from 55.6% at December 31, 2003, primarily because of the decline in shareholders' equity resulting from the repurchase of $83 million of company stock during the first quarter of 2004.

    Cash Flows

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                              2004       2003
(In millions)                                                 -----      -----
Cash provided (used) by:
  Operating activities......................................  $ 83       $ 56
  Investing activities......................................   (18)       (27)
  Financing activities......................................   (78)       (22)

     Cash provided by operating activities was $83 million in the first quarter of 2004, up $27 million from the same period last year, primarily reflecting better working-capital management and higher cash earnings.

     Investing activities used $18 million and $27 million of cash in the first quarter of 2004 and 2003, respectively, primarily for the acquisition of property, plant, and equipment.

     Cash used by financing activities was $78 million in the first quarter of 2004, primarily reflecting the repurchase of company stock ($83 million), offset partially by issuances of company stock ($6 million) in connection with the administration of employee-benefit plans. Cash used by financing activities was $22 million in 2003, primarily reflecting the early retirement of debt.

    Capital Commitments

     Commitments for authorized capital expenditures totaled approximately $78 million at March 31, 2004. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

    Contractual Obligations

     There have been no material changes in the company's aggregate contractual obligations since the end of 2003.

    Liquidity and Off-Balance-Sheet Financing

     The company uses various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year, $750 million revolving-credit facility, none of which was outstanding at March 31, 2004. The company was in full compliance with financial and other covenants of its revolving-credit agreement at the end of the first quarter of 2004. The company also utilizes an asset-securitization program as off-balance-sheet financing. Amounts securitized under this program were $10 million at both March 31, 2004, and March 31, 2003. Termination of the asset-securitization program would require the company to increase its debt or decrease its cash balance by a corresponding amount.

     The company has pension plans that cover substantially all of its employees. Cash-funding requirements for the plans are governed primarily by the Employee Retirement Income Security Act (ERISA). Based on long-term projections at December 31, 2003, no cash contributions to the U.S. plans will be required through at least 2013.

     In December 2003, the company's board of directors approved a plan to repurchase up to 5 million shares of Pactiv common stock using open-market or privately-negotiated transactions, with repurchased shares to be held in treasury for general corporate purposes. The company acquired 3.8 million shares ($83 million) under this authorization during the first quarter of 2004, bringing the total number of shares repurchased at March 31, 2004, under the December 2003 authorization to 4.8 million ($105 million). Early in the second quarter of 2004, the company purchased all of the remaining shares authorized under the December 2003 plan. In March 2004, the company's board of directors approved a plan to repurchase an additional 5 million shares of common stock under terms and conditions similar to those included in the December 2003 plan. As of March 31, 2004, the company had not purchased any common stock under the March 2004 authorization.

     Management believes that cash flow from operations, available cash reserves, and the ability to obtain cash under the company's credit facilities and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements.

CHANGES IN ACCOUNTING PRINCIPLES

     In January 2003, the Financial Accounting Standards Board issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIEs), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for the entities to support their activities. FIN No. 46 requires that (1) companies consolidate VIEs if they are required to recognize the majority of such entities' gains and losses and (2) disclosures be made regarding VIEs that companies are not required to consolidate but in which they have a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, or in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when VIEs were created. Upon Pactiv's December 31, 2003, adoption of FIN No. 46, the company consolidated a VIE associated with the properties covered by its synthetic-lease facility, resulting in an increase in long-term debt and property, plant, and equipment of $169 million and $150 million, respectively. Consolidation of the VIE also required the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on the leased assets from lease inception to December 31, 2003, of $19 million, $12 million after-tax, or $0.07 per share. On a going-forward basis, consolidation of the VIE is expected to reduce net income by approximately $3 million, or $0.02 per share, annually.

CRITICAL ACCOUNTING POLICIES

     For a complete discussion of the company's critical accounting policies, refer to Pactiv's most recent filing on Form 10-K.

    Pension Plans

     The company accounts for pension plans in accordance with requirements of Statement of Financial Accounting Standards (SFAS) No. 87. Pension-plan income ($12 million and $15 million for the three months ended March 31, 2004, and 2003, respectively) is included in the statement of income as an offset to selling, general, and administrative expenses. Projections indicate that the company's noncash pension income will decline to approximately $49 million in 2004, from $64 million in 2003, principally reflecting the amortization of unrecognized actuarial losses and a one-half percentage point decline (from 6.75% to 6.25%) in the discount rate used to measure pension obligations.

     Pension income is based on a number of factors, including estimates of future returns on pension-plan assets; amortization of actuarial gains/losses; expectations regarding employee compensation; and assumptions pertaining to participant turnover, retirement age, and life expectancy.

     In developing its assumption regarding the rate of return on pension-plan assets, the company projects future returns on various asset classes, risk-free rates of return, and long-term inflation rates. Since inception in 1971, the pension plans' annual rate of return on assets has averaged 10.9%. Historically, approximately 65% of assets have been invested in equity securities and 35% in fixed-income investments. After consideration of all of these factors, the company concluded that a 9% rate of return on assets assumption was appropriate for 2004 and 2003. Holding all other assumptions constant, a one-half percentage-point change in the rate-of-return assumption would impact the company's pension income by approximately $25 million pretax.

     The company's discount-rate assumption is based on returns on long-term corporate bonds that are assigned the second-highest credit rating by recognized rating agencies (approximately 6.25% at the September 30, 2003 measurement date). Consequently, the company lowered its discount-rate assumption for 2004 to 6.25% from 6.75% in 2003. Holding all other assumptions constant, a one-half percentage-point change in the discount rate would impact the company's pension income by approximately $10 million pretax.

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

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements included in this Quarterly Report on Form 10-Q, including statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the notes to the financial statements, are "forward-looking statements." All statements other than statements of historical fact, including statements regarding prospects and future results, are forward-looking. These forward-looking statements often can be identified by the use of terms and phrases such as "will", "believe", "anticipate", "may", "might", "could", "expect", "estimated", "projects", "intends", "foreseeable future", and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable and makes the statements in good faith, actual results almost always vary from expected results, and the differences could be material. Following are some of the factors that might cause the company's actual results to differ materially from future results expressed or implied by these forward-looking statements:

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

     - Changes in assumptions regarding the long-term rate of return on pension assets and the discount rate and other assumptions, as well as the level of amortization of actuarial gains and losses, could have a material effect on net income and shareholders' equity. Similarly, differences between actual and assumed rates of return on pension assets affect the company's net income and possibly shareholders' equity.

     - Changes enacted by the Securities and Exchange Commission, the Financial Accounting Standards Board, or other regulatory or accounting bodies. See "Changes in Accounting Principles."

     - Competition from products manufactured in countries that have lower labor and other costs.

     - The company's ability to integrate new businesses that it may acquire or to dispose of businesses or business segments that it may wish to divest.

     - The company's ability to execute its restructuring plan announced on March 15, 2004, and to achieve the savings expected to be derived from this plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

     The company is exposed to market risks related to changes in foreign-currency exchange rates, interest rates, and commodity prices. To manage these risks, the company, from time to time, enters into various hedging contracts in accordance with the company's related policies and procedures. The company does not use hedging instruments for trading purposes and is not a party to any transactions involving leveraged derivatives.

    Foreign-Currency Exchange

     The company uses foreign-currency forward contracts to hedge its exposure to adverse changes in exchange rates, primarily related to the euro and the British pound. Associated gains or losses offset gains or losses on underlying assets or liabilities.

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at March 31, 2004, all of which will mature later in 2004.

                                                     NOTIONAL AMOUNT                     NOTIONAL AMOUNT
                                                   IN FOREIGN CURRENCY   EXCHANGE RATE   IN U.S. DOLLARS
(In millions, except settlement rates)             -------------------   -------------   ---------------
British pounds
   -- Purchase...................................            7               1.83               13
   -- Sell.......................................          (40)              1.83              (73)
Euros
   -- Purchase...................................           60               1.22               73
   -- Sell.......................................          (10)              1.22              (12)
Czech Korunas
   -- Sell.......................................          (19)              0.04               (1)

    Interest Rates

     The company has issued public-debt securities ($1,174 million at March 31, 2004,) with fixed interest rates and original maturity dates ranging from 2 to 24 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time. In addition, the company had other fixed-rate debt totaling $2 million and floating-rate debt of $169 million at March 31, 2004. The fair-value of long-term debt at March 31, 2004, and December 31, 2003, was approximately $1,561 million and $1,535 million, respectively, compared with recorded amounts of $1,336 million at both dates.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                          ESTIMATED MATURITY DATES
                                           ------------------------------------------------------
                                           2004   2005   2006   2007   2008   THEREAFTER   TOTAL
(Dollars in millions)                      ----   ----   ----   ----   ----   ----------   ------
Fixed-rate debt securities...............  $ --   $299   $--    $ 99   $--       $776      $1,174
Average interest rate....................    --    7.2%   --     8.0%   --        8.1%        7.9%
Fair value...............................  $ --   $322   $--    $112   $--       $956      $1,390
Floating-rate debt.......................  $ --   $169   $--    $ --   $--       $ --      $  169
Average interest rate....................    --    2.3%   --      --    --         --         2.3%
Fair value...............................  $ --   $169   $--    $ --   $--       $ --      $  169
Fixed-rate debt..........................  $  1   $  1   $--    $ --   $--       $ --      $    2
Average interest rate....................   5.1%   4.3%   --      --    --         --         4.7%
Fair value...............................  $  1   $  1   $--    $ --   $--       $ --      $    2

     Prior to the spin-off, the company entered into an interest-rate swap to hedge its exposure to interest-rate movements. The company settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

     In the first quarter of 2001, the company entered into interest-rate swap agreements to covert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. During the first quarter of 2002, the company exited these swap agreements, and the related accumulated net loss ($1 million at March 31, 2004), is being expensed over the remaining life of the underlying obligation.

    Commodity Derivatives

     During the third quarter of 2003, the company entered into natural-gas forward contracts to hedge its exposure to adverse changes in price levels of natural gas during the period from November 2003 to March 2004. These instruments limit the upside risk on purchases of natural gas used in the production process at certain of the company's plants. In this connection, the company paid an option premium that was amortized over the November 2003 to March 2004 period. The option did not obligate the company to purchase natural gas, but limited upward price exposure, while allowing the company to benefit fully from downward price movements. Changes in the market value of these natural-gas hedges were recorded in other comprehensive income on the balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

     The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and the company and such officers have concluded that such controls and procedures are adequate and effective. The company completed its evaluation of such controls and procedures in connection with the preparation of this quarterly report on Form 10-Q on April 28, 2003.

     There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein.

                          PART II -- OTHER INFORMATION

ITEM 1. NONE

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     In December 2003, the company's board of directors approved a plan to repurchase up to 5 million shares of Pactiv common stock using open-market or privately negotiated transactions, with the repurchased shares to be held in treasury for general corporate purposes. During December 2003, the company purchased 945,600 shares at an average price of $23.11 per share pursuant to that authorization.

     The following table summarizes purchases made during the first three months of 2004 under the December 2003 authorization.

                                                               TOTAL NUMBER OF SHARES     MAXIMUM NUMBER OF
                                   TOTAL NUMBER    AVERAGE      PURCHASED AS PART OF    SHARES THAT MAY YET BE
                                    OF SHARES     PRICE PAID     PUBLICLY ANNOUNCED      PURCHASED UNDER THE
PERIOD                             PURCHASED(1)   PER SHARE      PLANS OR PROGRAMS        PLANS OR PROGRAMS
------                             ------------   ----------   ----------------------   ----------------------
January 2004.....................     356,100       $21.48             356,100                3,698,300
February 2004....................   2,580,000       $21.80           2,580,000                1,118,300
March 2004.......................     894,700       $21.66             894,700                  223,600
                                    ---------                        ---------
Total............................   3,830,800       $21.74           3,830,800                  223,600(2)
                                    =========                        ---------

---------------
(1) All shares purchased during the first three months of 2004 were acquired pursuant to the December 2003 authorization.

(2) Remaining number of shares that may be purchased under the December 2003 authorization.

     Early in the second quarter of 2004, the company purchased all of the remaining shares authorized under the December 2003 plan.

     In March 2004, the company's board of directors approved a plan to repurchase an additional 5 million shares of Pactiv common stock under terms and conditions similar to those included in the December 2003 plan. As of March 31, 2004, the company had not purchased any common stock under the March 2004 authorization.

ITEMS 3-5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     Exhibits designated with an asterisk in the following index are furnished; all other exhibits are incorporated by reference.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   2          Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
              Pactiv Corporation's Current Report on Form 8-K dated
              November 11, 1999, File No. 1-15157).
   3.1        Restated Certificate of Incorporation of the registrant
              (incorporated herein by reference to Exhibit 3.1 to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.2        Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   4.1        Specimen Stock Certificate of Pactiv Corporation Common
              Stock (incorporated herein by reference to Exhibit 4.1 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.2(a)     Qualified Offer Plan Rights Agreement, dated as of November
              4, 1999, by and between the registrant and First Chicago
              Trust Company of New York, as Rights Agent (incorporated
              herein by reference to Exhibit 4.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.2(b)     Amendment No. 1 to Rights Agreement, dated as of November 7,
              2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit
              4.4(a) to Pactiv Corporation's Registration Statement on
              Form S-8, File No. 333-101121.
   4.3(a)     Indenture, dated September 29, 1999, by and between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.1 to Tenneco
              Packaging Inc.'s Registration Statement on Form S-4, File
              No. 333-82923).
   4.3(b)     First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(b) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)     Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(c) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)     Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(d) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(e)     Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(e) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(f)     Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(f) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.4        Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
              Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
   9.         None.
  10.1        Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
              herein by reference to Exhibit 16.1 to Tenneco Inc.'s
              Current Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.2        Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
              Report on Form 8-K dated November 4, 1999, File No.
              1-12387).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.3        Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
              registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
              for quarterly period ended September 30, 1999, File No.
              1-12387).
  10.4        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.)Executive Incentive Compensation Plan (incorporated
              herein by reference to Exhibit 10.5 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.5        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.6        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Change in Control Severance Benefit Plan for Key
              Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.7        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Deferred Compensation Plan (incorporated herein by
              reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.8        Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.9        Employment Agreement, dated as of March 11, 1997, by and
              between Richard L. Wambold and Tenneco Inc. (incorporated
              herein by reference to Exhibit 10.17 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.10       Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.11       Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.12       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.13       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.14       Pactiv Corporation Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation's
              Registration Statement on Form S-8, File No. 333-101121).
  18          None.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  19          None.
  22          None.
  23          None.
  24          None.
 *31.1        Rule 13a-14(a)/15d-14(a) Certification
 *31.2        Rule 13a-14(a)/15d-14(a) Certification
**32.1        Section 1350 Certification
**32.2        Section 1350 Certification

---------------
 * Filed herewith

** Furnished herewith

(B) REPORTS ON FORM 8-K

     On January 22, 2004, the company filed a Form 8-K regarding the press release announcing the company's fourth quarter 2003 earnings. On March 15, 2004, the company filed a Form 8-K regarding (1) the approval of a productivity/long-term growth program, consolidating certain manufacturing facilities and eliminating excess capacity and low value-added activities; (2) board authorization to repurchase an additional 5 million shares of Pactiv common stock; and (3) its 2004 earnings outlook.

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

Date: May 10, 2004