Form 10-Q
period 2004-06-30
PACTIV CORP
filed 2004-08-05
CIK 1089976

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $0.01 per share: 150,290,236 as of July 31, 2004. (See Notes to Financial Statements.)

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income.......................    3
     Condensed Consolidated Statement of Financial
      Position..............................................    4
     Condensed Consolidated Statement of Cash Flows.........    5
     Notes to Financial Statements..........................    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   14
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   24
  Item 4. Controls and Procedures...........................   25
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings*................................   26
  Item 2. Changes in Securities, Use of Proceeds, and Issuer
     Purchases of Equity Securities.........................   26
  Item 3. Defaults Upon Senior Securities*..................   26
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   26
  Item 5. Other Information*................................   27
  Item 6. Exhibits and Reports on Form 8-K..................   27

---------------
* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                ---------------------------   ---------------------------
                                                    2004           2003           2004           2003
(In millions, except share and per-share data)  ------------   ------------   ------------   ------------
SALES....................................       $        858   $        810   $      1,633   $      1,527
                                                ------------   ------------   ------------   ------------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization........................                611            571          1,163          1,079
  Selling, general, and administrative...                 85             79            166            153
  Depreciation and amortization..........                 40             41             85             81
  Other (income)/expense, net............                  1             (1)             3             (1)
  Restructuring and other................                 14             --             84             --
                                                ------------   ------------   ------------   ------------
                                                         751            690          1,501          1,312
                                                ------------   ------------   ------------   ------------
OPERATING INCOME.........................                107            120            132            215
  Interest expense, net of interest
     capitalized.........................                 25             24             50             48
  Income tax expense.....................                 30             36             30             63
  Minority interest......................                 --              1             --              1
                                                ------------   ------------   ------------   ------------
NET INCOME...............................       $         52   $         59   $         52   $        103
                                                ------------   ------------   ------------   ------------
Average number of shares of common stock
  outstanding
  Basic..................................        151,913,718    158,583,933    153,433,091    158,729,365
  Diluted................................        154,445,044    160,620,273    155,910,941    160,881,001
EARNINGS PER SHARE
Basic earnings per share of common stock..      $       0.34   $       0.37   $       0.34   $       0.65
                                                ------------   ------------   ------------   ------------
Diluted earnings per share of common stock...   $       0.33   $       0.37   $       0.33   $       0.64
                                                ------------   ------------   ------------   ------------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              JUNE 30, 2004   DECEMBER 31, 2003
(In millions, except share data)                              -------------   -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................     $  119            $  140
  Accounts and notes receivable
     Trade, less allowances of $10 and $11 at the respective
       dates................................................        384               346
     Other..................................................         11                28
  Inventories
     Finished goods.........................................        248               245
     Work in process........................................         60                57
     Raw materials..........................................         57                69
     Other materials and supplies...........................         33                28
  Other.....................................................         65                69
                                                                 ------            ------
  Total current assets......................................        977               982
                                                                 ------            ------
Property, plant, and equipment, net.........................      1,454             1,522
                                                                 ------            ------
Other assets
  Goodwill, net.............................................        634               643
  Intangible assets, net....................................        291               298
  Pension assets, net.......................................        204               195
  Other.....................................................         65                66
                                                                 ------            ------
  Total other assets........................................      1,194             1,202
                                                                 ------            ------
TOTAL ASSETS................................................     $3,625            $3,706
                                                                 ------            ------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................     $    4            $    5
  Accounts payable..........................................        224               198
  Taxes accrued.............................................          7                16
  Interest accrued..........................................          9                 9
  Accrued promotions, rebates, and discounts................         70                69
  Accrued litigation........................................         26                29
  Accrued payroll and benefits..............................         67                79
  Accrued restructuring.....................................         29                --
  Other.....................................................         73                69
                                                                 ------            ------
  Total current liabilities.................................        509               474
                                                                 ------            ------
Long-term debt..............................................      1,336             1,336
                                                                 ------            ------
Deferred income taxes.......................................        225               212
                                                                 ------            ------
Pension and postretirement benefits.........................        558               576
                                                                 ------            ------
Other.......................................................         39                39
                                                                 ------            ------
Minority interest...........................................          9                 8
                                                                 ------            ------
Shareholders' equity
  Common stock (150,325,880 and 156,335,967 shares issued
     and outstanding, after deducting 21,457,295 and
     15,447,208 shares held in treasury, at the respective
     dates).................................................          2                 2
  Premium on common stock and other capital surplus.........      1,180             1,326
  Accumulated other comprehensive loss......................       (959)             (941)
  Retained earnings.........................................        726               674
                                                                 ------            ------
  Total shareholders' equity................................        949             1,061
                                                                 ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................     $3,625            $3,706
                                                                 ------            ------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2004    2003
       FOR THE SIX MONTHS ENDED JUNE 30 (In millions)         -----   ----
OPERATING ACTIVITIES
Income from continuing operations...........................  $  52   $103
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations:
  Depreciation and amortization.............................     85     81
  Deferred income taxes.....................................     14     30
  Restructuring and other...................................     52     --
  Pension income............................................    (24)   (30)
  Net working capital.......................................    (10)   (35)
  Other.....................................................     --      6
                                                              -----   ----
Cash provided by operating activities.......................    169    155
                                                              -----   ----
INVESTING ACTIVITIES
Net proceeds from sale of businesses and assets.............      1      2
Expenditures for property, plant, and equipment.............    (37)   (51)
Other.......................................................     --     (1)
                                                              -----   ----
Cash used by investing activities...........................    (36)   (50)
                                                              -----   ----
FINANCING ACTIVITIES
Issuance of common stock....................................     19      8
Purchase of common stock....................................   (171)   (44)
Retirement of long-term debt................................     --    (28)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................     (1)    (1)
                                                              -----   ----
Cash used by financing activities...........................   (153)   (65)
                                                              -----   ----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................     (1)     1
                                                              -----   ----
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS...............................................    (21)    41
Cash and temporary cash investments, January 1..............    140    127
                                                              -----   ----
CASH AND TEMPORARY CASH INVESTMENTS, JUNE 30................  $ 119   $168
                                                              -----   ----

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income for the three- and six-month periods ended June 30, 2004, and 2003, the Condensed Consolidated Statement of Financial Position at June 30, 2004, and the Condensed Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2004, and 2003, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2003, as amended, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled, "SEC Filings." Alternatively, free copies of the company's Form 10-K for the year ended December 31, 2003, may be obtained by contacting Investor Relations at (866) 456-5439.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

     For a complete discussion of the company's accounting policies, refer to Pactiv's most recent filing on Form 10-K.

STOCK-BASED COMPENSATION

     In accounting for stock-based employee compensation, the company uses the intrinsic-value method specified in Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." Shown below are net income and basic and diluted earnings per share as reported and adjusted to reflect the use of the fair-value method in determining stock-based compensation costs, as delineated in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                                                              THREE MONTHS       SIX MONTHS
                                                             ENDED JUNE 30,    ENDED JUNE 30,
                                                             ---------------   ---------------
                                                              2004     2003     2004     2003
(In millions, except per-share data)                         ------   ------   ------   ------
Net income
As reported................................................  $   52   $   59   $   52   $  103
After-tax adjustment of stock-based compensation costs:
  Intrinsic-value method...................................       1       --        1        1
  Fair-value method........................................      (3)      (4)      (6)      (7)
                                                             ------   ------   ------   ------
Pro forma..................................................  $   50   $   55   $   47   $   97
                                                             ------   ------   ------   ------
EARNINGS PER SHARE
Basic
As reported................................................  $ 0.34   $ 0.37   $ 0.34   $ 0.65
Adjustment of stock-based compensation costs:
  Intrinsic-value method...................................    0.01       --     0.01     0.01
  Fair-value method........................................   (0.02)   (0.02)   (0.04)   (0.04)
                                                             ------   ------   ------   ------
Pro forma..................................................  $ 0.33   $ 0.35   $ 0.31   $ 0.62
                                                             ------   ------   ------   ------
Diluted
As reported................................................  $ 0.33   $ 0.37   $ 0.33   $ 0.64
Adjustment of stock-based compensation costs:
  Intrinsic-value method...................................    0.01       --     0.01     0.01
  Fair-value method........................................   (0.02)   (0.02)   (0.04)   (0.04)
                                                             ------   ------   ------   ------
Pro forma..................................................  $ 0.32   $ 0.35   $ 0.30   $ 0.61
                                                             ------   ------   ------   ------

ACCOUNTS AND NOTES RECEIVABLE

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $10 million at June 30, 2004, and $30 million at June 30, 2003. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and related proceeds are included in cash provided (used) by operating activities in the statement of cash flows. Discounts and fees related to these sales were immaterial in the second quarter and first six months of 2004 and 2003 and were included in other expense in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt would increase, or its cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

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

NOTE 3. RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. In this connection, the company recorded restructuring and other charges totaling $70 million, $44 million after tax, or $0.28 per share, in the first quarter and $14 million, $8 million after tax, or $0.06 per share, in the second quarter of 2004. The principal strategic objectives of the program are to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities; (3) increase the number of new product launches over the next several years; and (4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 1,000 salaried and hourly positions worldwide. The total cost of the restructuring program is expected to be approximately $96 million, $60 million after tax, or $0.39 per share, covering severance, asset write-offs, and other, which consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom. The majority of the program was executed in the second quarter of 2004, with the balance expected to be completed by December 31, 2004. Pretax annualized savings from the program are anticipated to total $45 million, principally from reductions in salaried and hourly employee costs and depreciation expense. The company intends to spend approximately $25 million of the annualized savings on additional marketing support and new product-development activities.

     After-tax cash payments related to the restructuring and other actions totaled $9 million and $12 million in the first and second quarter of 2004, respectively, and are expected to total $36 million for full year 2004.

     The following summarizes actual and expected impacts of restructuring and related actions.

                                                       SEVERANCE   ASSET WRITE-OFFS   OTHER(1)   TOTAL
(In millions)                                          ---------   ----------------   --------   -----
ACCRUED RESTRUCTURING BALANCE AT MARCH 31, 2004......     $18            $--            $26       $44
Additions to the account
  Foodservice/Food Packaging.........................      --              6              1         7
  Protective and Flexible Packaging..................       1             --              5         6
  Corporate..........................................      --             --              1         1
                                                          ---            ---            ---       ---
  Total additions....................................       1              6              7        14
Cash payments........................................      (7)            --            (16)      (23)
Charges against asset accounts.......................      --             (6)            --        (6)
                                                          ---            ---            ---       ---
ACCRUED RESTRUCTURING BALANCE AT JUNE 30, 2004.......     $12            $--            $17       $29
                                                          ---            ---            ---       ---
RESTRUCTURING PROGRAM COSTS TO DATE
  Consumer Products..................................     $ 4            $--            $--       $ 4
  Foodservice/Food Packaging.........................       8             17              1        26
  Protective and Flexible Packaging..................      11              6             36        53
  Corporate..........................................      --             --              1         1
                                                          ---            ---            ---       ---
  Total..............................................     $23            $23            $38       $84
                                                          ---            ---            ---       ---
PROJECTED TOTAL RESTRUCTURING PROGRAM COSTS
  Consumer Products..................................     $ 4            $--            $--       $ 4
  Foodservice/Food Packaging.........................      10             17              3        30
  Protective and Flexible Packaging..................      12              6             43        61
  Corporate..........................................      --             --              1         1
                                                          ---            ---            ---       ---
  Total..............................................     $26            $23            $47       $96
                                                          ---            ---            ---       ---

---------------

(1) Consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom.

NOTE 4. ACQUISITIONS

     On October 27, 2003, Pactiv purchased, for $60 million, the plastic-packaging assets of Rock-Tenn Company (Rock-Tenn), which are used in the manufacture of amorphous polyethylene terephthalate (APET) and polypropylene products for food packaging. Appraisals of the fair-market value of the assets acquired were finalized during the second quarter of 2004, resulting in related goodwill being reduced by $6 million, and property, plant, and equipment and intangible assets being increased by $5 million and $1 million, respectively.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

     Changes in the carrying value of goodwill for the six months ended June 30, 2004, by operating segment are shown in the following table.

                                                                                 PROTECTIVE
                                                    CONSUMER    FOODSERVICE/    AND FLEXIBLE
                                                    PRODUCTS   FOOD PACKAGING    PACKAGING     TOTAL
(In millions)                                       --------   --------------   ------------   -----
Balance, December 31, 2003........................    $136          $320            $187       $643
Goodwill adjustment -- 2003 acquisition...........      --            (6)             --         (6)
Currency-translation adjustment...................      --            (1)             (2)        (3)
                                                      ----          ----            ----       ----
Balance, June 30, 2004............................    $136          $313            $185       $634
                                                      ----          ----            ----       ----

     Intangible assets at June 30, 2004, are summarized in the following table.

                                                                               ACCUMULATED
                                                              CARRYING VALUE   AMORTIZATION   NET
(In millions)                                                 --------------   ------------   ----
Intangible assets subject to amortization
  Patents...................................................       $191            $ 75       $116
  Other.....................................................         74              29         45
                                                                   ----            ----       ----
                                                                    265             104        161
Intangible assets not subject to amortization (primarily
  trademarks)...............................................        130              --        130
                                                                   ----            ----       ----
Total intangible assets.....................................       $395            $104       $291
                                                                   ----            ----       ----

     Amortization expense for intangible assets subject to amortization was $4 million and $8 million for the three- and six-month periods ended June 30, 2004, respectively. Amortization expense is estimated to total $15 million, $15 million, $13 million, $13 million and $12 million for years 2004, 2005, 2006, 2007, and 2008, respectively.

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                              JUNE 30, 2004   DECEMBER 31, 2003
(In millions)                                                 -------------   -----------------
Original cost
  Land, buildings, and improvements.........................     $   739           $  735
  Machinery and equipment...................................       1,614            1,653
  Other, including construction in progress.................         103              102
                                                                 -------           ------
  Total.....................................................       2,456            2,490
Less accumulated depreciation and amortization..............      (1,002)            (968)
                                                                 -------           ------
Property, plant, and equipment, net.........................     $ 1,454           $1,522
                                                                 -------           ------

NOTE 7. COMMON STOCK

EARNINGS PER SHARE

     Earnings from continuing operations per share of common stock outstanding was computed as follows.

                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                ---------------------------   ---------------------------
                                                    2004           2003           2004           2003
(In millions, except share and per-share data)  ------------   ------------   ------------   ------------
BASIC EARNINGS PER SHARE
  Income from continuing operations......       $         52   $         59   $         52   $        103
                                                ------------   ------------   ------------   ------------
  Average number of shares of common stock
     outstanding.........................        151,913,718    158,583,933    153,433,091    158,729,365
                                                ------------   ------------   ------------   ------------
  Basic earnings from continuing operations
     per average share of common stock...       $       0.34   $       0.37   $       0.34   $       0.65
                                                ------------   ------------   ------------   ------------

                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                ---------------------------   ---------------------------
                                                    2004           2003           2004           2003
(In millions, except share and per-share data)  ------------   ------------   ------------   ------------
DILUTED EARNINGS PER SHARE
  Income from continuing operations......       $         52   $         59   $         52   $        103
                                                ------------   ------------   ------------   ------------
  Average number of shares of common stock
     outstanding.........................        151,913,718    158,583,933    153,433,091    158,729,365
  Dilutive securities
     Stock options.......................          2,104,329      1,551,864      2,021,791      1,666,812
     Performance shares..................            426,997        484,476        456,059        484,824
                                                ------------   ------------   ------------   ------------
  Average number of shares of common stock
     outstanding including dilutive
     securities..........................        154,445,044    160,620,273    155,910,941    160,881,001
                                                ------------   ------------   ------------   ------------
  Dilutive earnings from continuing operations
     per average share of common stock...       $       0.33   $       0.37   $       0.33   $       0.64
                                                ------------   ------------   ------------   ------------

     In the second quarter of 2004, the company acquired 3.8 million shares of its common stock at an average price of $23.22 per share, a total outlay of $88 million.

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

NOTE 8. SEGMENT INFORMATION

     The company has 4 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, such as waste bags, tableware, food-storage bags, and cookware, for consumer markets, such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, for foodservice and food-packaging markets, such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products, for protective-packaging markets, such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used.

     The following table sets forth certain segment information.

                                                                 SEGMENT
                                                  --------------------------------------
                                                             FOODSERVICE/    PROTECTIVE
                                                  CONSUMER       FOOD       AND FLEXIBLE
                                                  PRODUCTS    PACKAGING      PACKAGING     OTHER    TOTAL
(In millions)                                     --------   ------------   ------------   -----    ------
FOR THE THREE MONTHS ENDED JUNE 30, 2004
Sales to external customers.....................   $  237       $  385          $236       $ --     $  858
Operating income................................       48           43(a)         14(b)       2(c)     107
FOR THE THREE MONTHS ENDED JUNE 30, 2003
Sales to external customers.....................   $  232       $  355          $223       $ --     $  810
Operating income................................       49           50            13          8        120
AT JUNE 30, 2004, AND FOR THE SIX MONTHS THEN
  ENDED
Sales to external customers.....................   $  437       $  730          $466       $ --     $1,633
Operating income................................       85(d)        59(a)        (20)(b)      8(c)     132
Total assets....................................    1,029        1,110           767        719(e)   3,625
AT JUNE 30, 2003, AND FOR THE SIX MONTHS THEN
  ENDED
Sales to external customers.....................   $  421       $  666          $440       $ --     $1,527
Operating income................................       90           82            27         16        215
Total assets....................................      966        1,118           759        682(e)   3,525

---------------

(a) Includes restructuring and other charges of $7 million and $26 million in the three and six months ended June 30, 2004, respectively.

(b) Includes restructuring and other charges of $6 million and $53 million in the three and six months ended June 30, 2004, respectively.

(c) Includes restructuring and other charges of $1 million in the three and six months ended June 30, 2004, respectively.

(d) Includes restructuring and other charges of $4 million in the six months ended June 30, 2004.

(e) Includes assets related to pension plans and administrative-service operations.

NOTE 9. COMPREHENSIVE INCOME

     Details of total comprehensive income (loss) for the three- and six-month periods ended June 30, 2004, and 2003, were as follows:

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              --------------    --------------
                                                              2004     2003     2004     2003
(In millions)                                                 -----    -----    -----    -----
Net income..................................................  $ 52      $59     $ 52     $103
Other comprehensive income
  Net currency translation gains (losses)...................    (7)      26      (18)      36
                                                              ----      ---     ----     ----
Total comprehensive income..................................  $ 45      $85     $ 34     $139
                                                              ----      ---     ----     ----

NOTE 10. LINES OF CREDIT AND GUARANTEES

     The company, from time to time, utilizes various lines of credit, backed by payment and performance guarantees, to finance operations of its foreign subsidiaries. These lines of credit are mainly used as overdraft and foreign-exchange settlement facilities and are in effect until cancelled by one or both parties. Performance under the guarantees would be required if such subsidiaries were sold, dissolved, or otherwise failed to discharge their related obligations. At June 30, 2004, available lines of credit totaled $26 million; however, no amounts were borrowed against those lines at that date.

NOTE 11. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     The impact of pension plans on pretax income from continuing operations was as follows:

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              ---------------   ---------------
                                                               2004     2003     2004     2003
(In millions)                                                 ------   ------   ------   ------
Components of net periodic-benefit costs
  Service cost of benefits earned...........................   $ (8)    $(10)   $ (16)   $ (20)
  Interest cost on benefit obligations......................    (59)     (59)    (118)    (118)
  Expected return on plan assets............................     88       89      176      178
  Amortization of:
     Unrecognized net losses................................     (8)      (4)     (16)      (8)
     Unrecognized prior-service cost........................     (1)      (1)      (2)      (2)
                                                               ----     ----    -----    -----
Total net periodic-benefit income...........................   $ 12     $ 15    $  24    $  30
                                                               ----     ----    -----    -----

     The company has postretirement health-care and life-insurance plans that cover certain of its salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. The company reserves the right to change such postretirement plans, which are not funded. The Medicare Prescription Drug, Improvement, and Modernization Act ("the Act"), which was signed into law on December 8, 2003, provides prescription-drug benefits under Medicare Part D and a federal subsidy to sponsors of retiree health-care benefit plans that provide benefits that are at least actuarially equivalent to those provided under Medicare Part D. The company expects that its plans are not likely to qualify for the federal subsidy, and therefore the Act will not have any impact on the company's accounting for its postretirement-benefit costs and accumulated benefit obligation.

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

     Several entities have opted out of the classes, and the company is currently a defendant in 11 direct-action complaints that have been filed in various federal courts across the United States by opt-out entities. These class-action cases effectively have been consolidated for pretrial purposes before the federal district court in the eastern district of Pennsylvania, which is overseeing the class actions, and it is expected that they will be transferred formally to that court. All of the opt-out complaints included allegations against the defendants that are substantially similar to those made in the class actions. Recently, a related class-action complaint was filed in Canada against the same defendants.

     On November 3, 2003, the company reached an agreement to settle the class-action lawsuits. The settlement, which has been approved by the court, resulted in the company recording a charge of $56 million pretax, $35 million after tax, or $0.22 per share, in the third quarter of 2003. This charge included the establishment of a reserve for the estimated liability associated with the opt-out complaints. Actual amounts paid in settlement of the opt-out liabilities, if any, may be different than amounts reserved. No trial date has been set for any of the opt-out lawsuits.

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

ENVIRONMENTAL MATTERS

     In early 2003, the company discovered that certain air emissions at one of its California plants exceeded permitted levels. The company reported this matter to the San Joaquin Valley Air Pollution Control District and, effective November 2003, entered into a settlement agreement with that agency, which is subject to the approval of the U.S. Environmental Protection Agency, regarding the appropriate actions to be taken to address the matter. The company expects to resolve this matter through discussions with the agency and does not believe that the costs involved, including any monetary sanctions, will have a material adverse effect on the company's financial position, results of operations, or cash flows.

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

NOTE 13. SUBSEQUENT EVENT

     On August 4, 2004, the company's board of directors authorized it to repurchase up to 5 million shares of its common stock. The purchases will be made from time to time, based on market conditions, and the shares may be purchased in open market or privately negotiated transactions. The company has repurchased 8.4 million shares of its common stock in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

     Financial statements for all periods presented herein have been prepared on a consolidated basis in accordance with generally accepted accounting principles. All per-share information is presented on a diluted basis unless otherwise noted.

     The company has 4 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, such as waste bags, tableware, food-storage bags, and cookware, for consumer markets, such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, for foodservice and food-packaging markets, such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products, for protective-packaging markets, such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used.

RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. In this connection, the company recorded restructuring and other charges totaling $70 million, $44 million after tax, or $0.28 per share, in the first quarter and $14 million, $8 million after tax, or $0.06 per share, in the second quarter of 2004. The principal strategic objectives of the program are to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities; (3) increase the number of new product launches over the next several years; and (4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 1,000 salaried and hourly positions worldwide. The total cost of the restructuring program is expected to be approximately $96 million, $60 million after tax, or $0.39 per share, covering severance, asset write-offs, and other, which consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom. The majority of the program was executed in the second quarter of 2004, with the balance expected to be completed by December 31, 2004. Pretax annualized savings from the program are anticipated to total $45 million, principally from reductions in salaried and hourly employee costs and depreciation expense. The company intends to spend approximately $25 million of the annualized savings on additional marketing support and new product-development activities.

     After-tax cash payments related to the restructuring and other actions totaled $9 million and $12 million in the first and second quarter of 2004, respectively, and are expected to total $36 million for full year 2004.

     The following summarizes actual and expected impacts of restructuring and related actions.

                                                       SEVERANCE   ASSET WRITE-OFFS   OTHER(1)   TOTAL
(In millions)                                          ---------   ----------------   --------   -----
ACCRUED RESTRUCTURING BALANCE AT MARCH 31, 2004......     $18           $  --           $26       $44
Additions to the account
  Foodservice/Food Packaging.........................      --               6             1         7
  Protective and Flexible Packaging..................       1              --             5         6
  Corporate..........................................      --              --             1         1
                                                          ---           -----           ---       ---
  Total additions....................................       1               6             7        14
Cash payments........................................      (7)             --           (16)      (23)
Charges against asset accounts.......................      --              (6)           --        (6)
                                                          ---           -----           ---       ---
ACCRUED RESTRUCTURING BALANCE AT JUNE 30, 2004.......     $12           $  --           $17       $29
                                                          ---           -----           ---       ---
RESTRUCTURING PROGRAM COSTS TO DATE
  Consumer Products..................................     $ 4           $  --           $--       $ 4
  Foodservice/Food Packaging.........................       8              17             1        26
  Protective and Flexible Packaging..................      11               6            36        53
  Corporate..........................................      --              --             1         1
                                                          ---           -----           ---       ---
  Total..............................................     $23           $  23           $38       $84
                                                          ---           -----           ---       ---
PROJECTED TOTAL RESTRUCTURING PROGRAM COSTS
  Consumer Products..................................     $ 4           $  --           $--       $ 4
  Foodservice/Food Packaging.........................      10              17             3        30
  Protective and Flexible Packaging..................      12               6            43        61
  Corporate..........................................      --              --             1         1
                                                          ---           -----           ---       ---
  Total..............................................     $26           $  23           $47       $96
                                                          ---           -----           ---       ---

---------------

(1) Consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the U.K.

THREE MONTHS ENDED JUNE 30, 2004, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

RESULTS OF CONTINUING OPERATIONS

     Significant Trends

     The principal raw materials used to manufacture the company's products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 13% higher in the second quarter of 2004 than in the same period of 2003, while average industry prices for polyethylene rose by approximately 8% in the second quarter of 2004 compared with the same period in 2003. In response to increases in resin costs, the company raised selling prices in many areas of its business during 2003 and again late in the first quarter of 2004. However, these price increases were only partially effective in offsetting the impact of the resin-cost increases in the second quarter, as evidenced by the decline in the company's gross margin to 28.8% in 2004 from 29.5% last year.

     The volatility of raw-material costs continues to be a source of uncertainty. Oil prices, because of concerns over supply disruptions, are very high. Chemical intermediates, particularly benzene which is used in the manufacture of polystyrene, have risen recently to unprecedented levels. As a result, polystyrene suppliers have announced substantial price increases effective in the third and fourth quarters of 2004. The company has responded by announcing selling-price increases for its polystyrene-based products effective in the third quarter.

     Sales

                                                               THREE MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                              2004      2003    CHANGE
(Dollars in millions)                                         -----     -----   ------
Consumer Products...........................................  $237      $232     2.2%
Foodservice/Food Packaging..................................   385       355     8.5
Protective and Flexible Packaging...........................   236       223     5.8
                                                              ----      ----
Total.......................................................  $858      $810     5.9%
                                                              ----      ----

     Total sales increased $48 million, or 5.9%, over 2003. Excluding the positive impact of foreign-currency exchange rates ($9 million), and acquisitions ($18 million), sales grew 2.6%, driven principally by volume growth.

     Sales for the Consumer Products business increased $5 million, or 2.2%, from 2003, reflecting a 7-percent volume increase, offset partially by higher promotional spending. As previously announced, the company increased promotional support in this business during the quarter. This additional spending, a portion of which was deducted from sales, drove healthy volume gains in all major product lines and should also have a positive effect on growth in the second half. Volume growth occurred in waste bags, driven partially by strength in Hefty(R) CinchSak(R) Ultra tall kitchen and large trash bags and Hefty(R) HandySaks(TM) convenience bags, which were launched earlier this year. Likewise, tableware volume increased in both the branded and private-label businesses, and food-bag volume was strong. In addition, the company introduced cups to the market in May, and this product line is performing as expected.

     Sales in the Foodservice/Food Packaging business increased $30 million, or 8.5%, from 2003. Excluding the positive impact of acquisitions ($18 million), and the negative impact of foreign-currency exchange rates ($1 million), sales increased $13 million, or 3.7%. The segment posted solid volume gains driven by strength in most product lines, particularly foodservice foam, agricultural, and home meal replacement products. In the first quarter of 2004, the company introduced new products for the fast food industry, and sales of those items continued to benefit the second quarter.

     Sales of protective- and flexible-packaging products increased $13 million, or 5.8%, compared with 2003. Excluding the positive impact of foreign-currency exchange rates ($10 million), sales for this segment increased $3 million, or 1.3%. The impact of higher North American protective-packaging volume more than offset the effect on sales of closing a molded fiber plant in the United Kingdom, as announced in March. North American volume growth reflected strong demand in inflatables, polyethylene foam items, and air-cushioning products.

     Operating Income

                                                               THREE MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                               2004     2003    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer Products...........................................   $ 48     $ 49     (2.0)%
Foodservice/Food Packaging..................................     43       50    (14.0)
Protective and Flexible Packaging...........................     14       13      7.7
Other.......................................................      2        8    (75.0)
                                                               ----     ----
Total.......................................................   $107     $120    (10.8)%
                                                               ----     ----

     Total operating income was $107 million in the second quarter of 2004, a decrease of $13 million, or 10.8%, from last year, driven primarily by the recording of restructuring and other charges of $14 million in the current period. Compared with last year, the positive effect of volume growth, restructuring benefits, and the company's ongoing productivity efforts essentially offset the impact of higher energy-related costs, increased marketing-support expenditures in Consumer Products, and lower noncash pension income.

     The following table summarizes by segment the impact of restructuring and other charges in the second quarter of 2004.

                                                                    OPERATING INCOME
                                                 -------------------------------------------------------
                                                 U.S. GAAP   RESTRUCTURING AND   EXCLUDING RESTRUCTURING
                                                   BASIS       OTHER CHARGES        AND OTHER CHARGES
(Dollars in millions)                            ---------   -----------------   -----------------------
Consumer Products..............................    $ 48             $--                   $ 48
Foodservice/Food Packaging.....................      43               7                     50
Protective and Flexible Packaging..............      14               6                     20
Other..........................................       2               1                      3
                                                   ----             ---                   ----
Total..........................................    $107             $14                   $121
                                                   ----             ---                   ----

     The company's management believes that providing operating income excluding the effect of restructuring and other charges presents a useful alternative depiction of the company's operating results. The restructuring and other charges relate to actions that will have an ongoing effect on the company, and to consider such charges as being only applicable to the second quarter of 2004 might make the company's operating performance in that quarter more difficult to evaluate, particularly when compared with other periods in which there were no such charges. The company's management uses operating income excluding restructuring and other charges to evaluate operating performance, to value various business units, and, along with other factors, in determining management compensation.

     The following table summarizes operating income excluding restructuring and other charges for the second quarter of 2004 and 2003.

                                                               THREE MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                               2004     2003    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer Products...........................................   $ 48     $ 49     (2.0)%
Foodservice/Food Packaging..................................     50       50       --
Protective and Flexible Packaging...........................     20       13     53.8
Other.......................................................      3        8    (62.5)
                                                               ----     ----
Total.......................................................   $121     $120      0.8%
                                                               ----     ----

     Total operating income excluding restructuring and other charges was $121 million in the second quarter of 2004, an increase of $1 million from last year, as volume growth, restructuring benefits, and productivity gains offset higher energy-related costs, increased marketing-support costs in Consumer Products, and lower noncash pension income.

     Operating income for the Consumer Products business was $48 million, a decrease of $1 million from last year, as higher advertising and promotional spending and increased energy-related costs were essentially offset by volume growth and productivity benefits.

     Operating income excluding restructuring and other charges for the Foodservice/Food Packaging business was $50 million, even with 2003. The benefits of higher volume, productivity improvements, and pricing actions offset higher energy-related costs.

     Operating income excluding restructuring and other charges for the Protective and Flexible Packaging segment was $20 million, an increase of $7 million, or 53.8%, from last year, primarily reflecting higher North American volume, restructuring-program benefits, and ongoing productivity improvements, offset partially by lower European pricing.

     Operating income excluding restructuring and other charges for the Other segment was $3 million, a decrease of $5 million, or 62.5%, from a year ago, principally because of a decline in noncash pension income and higher share-based compensation costs.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $52 million, or $0.33 per share in the second quarter of 2004, compared with $59 million, or $0.37 per share, last year. Second quarter 2004's results included the impact of restructuring and other charges of $8 million, or $0.06 per share, and noncash pension income of $7 million, or $0.05 per share, which was $0.01 per share lower than the previous year.

SIX MONTHS ENDED JUNE 30, 2004, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                               2004     2003    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer Products...........................................  $  437   $  421    3.8%
Foodservice/Food Packaging..................................     730      666    9.6
Protective and Flexible Packaging...........................     466      440    5.9
                                                              ------   ------
Total.......................................................  $1,633   $1,527    6.9%
                                                              ------   ------

     Total sales increased $106 million, or 6.9%, over 2003. Excluding the positive impact of foreign-currency exchange rates ($30 million), and acquisitions ($35 million), sales grew 2.6%, driven mainly by higher volume.

     Sales in the Consumer Products business increased $16 million, or 3.8%, over last year driven by volume growth, offset partially by an increase in the portion of promotional spending that is deducted from sales. Tableware volume increased in both the branded and private-label businesses. Waste-bag volume grew, driven partially by Hefty(R) CinchSak(R) Ultra tall kitchen and large trash bags and Hefty(R) HandySaks(TM) convenience bags, which were launched earlier this year.

     Sales in the Foodservice/Food Packaging business increased $64 million, or 9.6%, from 2003. Excluding the impact of acquisitions ($35 million), sales grew 4.4%, driven primarily by volume growth in almost every key product line, particularly foodservice foam and home meal replacement products. In addition, several new products for the fast-food industry were introduced during the first half of the year and related sales contributed to the sales growth.

     Sales of protective- and flexible-packaging products increased $26 million, or 5.9%, compared with 2003. Excluding the positive impact of foreign-currency exchange rates ($30 million), sales declined 0.9%, reflecting the effect on sales of closing a molded fiber plant in the United Kingdom and weakness in sales volumes elsewhere in Europe, offset partially by economy-driven volume growth in North American protective packaging.

     Operating Income

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                               2004     2003    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer Products...........................................   $ 85     $ 90     (5.6)%
Foodservice/Food Packaging..................................     59       82    (28.0)
Protective and Flexible Packaging...........................    (20)      27       --
Other.......................................................      8       16    (50.0)
                                                               ----     ----
Total.......................................................   $132     $215    (38.6)%
                                                               ----     ----

     Total operating income was $132 million in 2004, a decrease of $83 million, or 38.6%, from last year, driven primarily by the recording of restructuring and other charges of $84 million in the first half of 2004.

Compared with last year, the positive impact of higher volume, restructuring-program benefits, and productivity gains essentially offset the effect of higher energy-related costs, increased marketing-support expenditures, and lower noncash pension income.

     The following table summarizes by segment the impact of restructuring and other charges in the second quarter of 2004.

                                                                 OPERATING INCOME (LOSS)
                                                 -------------------------------------------------------
                                                 U.S. GAAP   RESTRUCTURING AND   EXCLUDING RESTRUCTURING
                                                   BASIS       OTHER CHARGES        AND OTHER CHARGES
(Dollars in millions)                            ---------   -----------------   -----------------------
Consumer Products..............................    $ 85             $ 4                   $ 89
Foodservice/Food Packaging.....................      59              26                     85
Protective and Flexible Packaging..............     (20)             53                     33
Other..........................................       8               1                      9
                                                   ----             ---                   ----
Total..........................................    $132             $84                   $216
                                                   ----             ---                   ----

     The company's management believes that providing operating income excluding the effect of restructuring and other charges presents a useful alternative depiction of the company's operating results. The restructuring and other charges relate to actions that will have an ongoing effect on the company, and to consider such charges as being only applicable to the first half of 2004 might make the company's operating performance in that period more difficult to evaluate, particularly when compared with other periods in which there were no such charges. The company's management uses operating income excluding restructuring and other charges to evaluate operating performance, to value various business units, and, along with other factors, in determining management compensation.

     The following table summarizes operating income excluding restructuring and other charges for the six-month period ending June 30, 2004 and 2003, respectively.

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                               2004     2003    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer Products...........................................   $ 89     $ 90     (1.1)%
Foodservice/Food Packaging..................................     85       82      3.7
Protective and Flexible Packaging...........................     33       27     22.2
Other.......................................................      9       16    (43.8)
                                                               ----     ----
Total.......................................................   $216     $215      0.5%
                                                               ----     ----

     Total operating income excluding restructuring and other charges was $216 million, essentially even with last year, as higher volume, restructuring savings, and productivity gains were offset by increased energy-related costs, higher marketing support expenditures, and lower noncash pension income.

     Operating income excluding restructuring and other charges for the Consumer Products business was $89 million, down 1.1% compared with 2003, as higher advertising and promotional expenses and increased energy-related costs were mostly offset by higher volume and productivity gains.

     Operating income excluding restructuring and other charges for the Foodservice/Food Packaging business was $85 million, up 3.7% from a year ago. The increase was driven principally by volume growth, restructuring benefits, and productivity improvements, offset partially by lower spread (the difference between selling prices and raw-material costs).

     Operating income excluding restructuring and other charges for the Protective and Flexible Packaging segment was $33 million, up 22.2% from last year, primarily reflecting North American volume growth, restructuring benefits, and productivity gains, offset partially by a decline in European volume and lower spread.

     Operating income for the Other segment decreased 43.8% from last year, principally because of a decline in noncash pension income.

     Income from Continuing Operations

     The company recorded net income from continuing operations of $52 million, or $0.33 per share for the six months ended June 30, 2004, compared with $103 million, or $0.64 per share, last year. Current-period results included the impact of restructuring and other charges of $52 million, or $0.34 per share, and noncash pension income of $15 million, or $0.10 per share, which was $0.02 per share lower than the previous year.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003       CHANGE
(In millions)                                                 --------   ------------   ------
Short-term debt, including current maturities of long-term
  debt......................................................   $    4       $    5      $  (1)
Long-term debt..............................................    1,336        1,336         --
                                                               ------       ------      -----
Total debt..................................................    1,340        1,341         (1)
Minority interest...........................................        9            8          1
Shareholders' equity........................................      949        1,061       (112)
                                                               ------       ------      -----
Total capitalization........................................   $2,298       $2,410      $(112)
                                                               ------       ------      -----

     The ratio of debt to total capitalization rose to 58.3% at June 30, 2004, from 55.6% at December 31, 2003, as a result of a decline in shareholders' equity.

     Shareholders' equity decreased $112 million in the first six months of 2004, driven by the repurchase of $171 million of Pactiv common stock and the recording of an unfavorable currency-translation adjustment of $18 million, offset partially by the recording of $52 million of net income and the issuance of $25 million of company common stock.

     Cash Flows

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              --------------
                                                               2004    2003
(In millions)                                                 ------   -----
Cash provided (used) by:
  Operating activities......................................  $ 169    $155
  Investing activities......................................    (36)    (50)
  Financing activities......................................   (153)    (65)

     Cash provided by operating activities was $169 million in 2004, up $14 million from the same period last year, reflecting better working-capital management and higher cash earnings.

     Investing activities used $36 million and $50 million of cash in 2004 and 2003, respectively, primarily for the acquisition of property, plant, and equipment.

     Cash used by financing activities was $153 million in 2004, primarily reflecting the repurchase of company common stock ($171 million), offset partially by the issuance of company stock ($19 million) in connection with the administration of employee-benefit plans. Cash used by financing activities was $65 million in 2003, principally reflecting the early retirement of debt ($28 million) and the repurchase of company stock ($44 million), offset partially by the issuance of company stock ($8 million) in connection with the administration of employee-benefit plans.

     Capital Commitments

     Commitments for authorized capital expenditures totaled approximately $92 million at June 30, 2004. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

     Contractual Obligations

     There have been no material changes in the company's aggregate contractual obligations since the end of 2003.

     Liquidity and Off-Balance-Sheet Financing

     The company uses various sources of funding to manage liquidity. For the first six months of 2004, cash flow from operations was $169 million, an increase of $14 million, or 9%, from the same period in 2003, providing a substantial source of liquidity to the company. Additionally, effective May 27, 2004, the company's revolving-credit facility was renewed for an additional five years, with total availability under the facility of $600 million (which may be increased by $150 million at the request of the company). There were no outstanding borrowings under this revolving line of credit at June 30, 2004. The company was in full compliance with financial and other covenants of its revolving-credit agreement at the end of the second quarter of 2004. The company also utilizes an asset-securitization program which represents off-balance-sheet financing. Amounts securitized under this program were $10 million and $30 million at June 30, 2004, and June 30, 2003, respectively. Termination of the asset-securitization program would require the company to increase its debt or decrease its cash balance by a corresponding amount.

     The company has pension plans that cover substantially all of its employees. Cash-funding requirements for the plans are governed primarily by the Employee Retirement Income Security Act (ERISA). Based on long-term projections at December 31, 2003, no cash contributions to the U.S. plans will be required through at least 2013.

     In December 2003, the board of directors approved a plan for the company to repurchase up to 5 million shares of its common stock using open-market or privately-negotiated transactions, with the repurchased shares to be held in treasury for general corporate purposes. In March 2004, the board of directors approved a plan for the company to repurchase an additional 5 million shares of its common stock under terms and conditions similar to those included in the December 2003 plan. Pursuant to these authorizations, the company acquired 3.8 million shares during the second quarter of 2004 at an average price of $23.22 per share, or a total outlay of $88 million. For the first half of 2004, the company acquired 7.6 million shares at an average cost of $22.48 per share, or a total outlay of $171 million. See Part II, Item 2 for additional information.

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

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements included in this Quarterly Report on Form 10-Q, including statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the notes to the financial statements, are "forward-looking statements." All statements other than statements of historical fact, including statements regarding prospects and future results, are forward-looking. These forward-looking statements generally can be identified by the use of terms and phrases such as "will", "believe", "anticipate", "may", "might", "could", "expect", "estimated", "projects", "intends", "foreseeable future", and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable and makes the statements in good faith, actual results almost always vary from expected results, and the differences could be material. Following are factors that might cause the company's actual results to differ materially from expected results expressed or implied by these forward-looking statements:

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

     - Material substitutions and changes in the cost of raw materials, including plastic resins, labor, or utilities that could impact the company's expenses and margins. Plastic-resin prices are impacted by the price of oil, natural gas, and various chemical intermediates. Oil and natural-gas prices are affected by numerous factors, including overall economic activity, geopolitical situations (particularly involving oil-exporting regions), and governmental policies and regulation. The price of chemical intermediates can be affected by planned and unplanned refining outages.

     - Changes in laws or governmental actions, including changes in regulations such as those relating to air emissions or plastics generally.

     - Although the company believes it has adequate sources of liquidity for its operations, the availability or cost of capital could impact growth or acquisition opportunities.

     - Workforce factors such as strikes or other labor interruptions.

     - The general economic, political, and competitive conditions in countries in which the company operates, including currency fluctuations and other risks associated with operating outside of the U. S., may impact not only demand for the company's products, but also the price of raw materials and the cost of manufacturing.

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

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at June 30, 2004, all of which will mature later in 2004.

                                                     NOTIONAL AMOUNT                     NOTIONAL AMOUNT
                                                   IN FOREIGN CURRENCY   EXCHANGE RATE   IN U.S. DOLLARS
(In millions, except settlement rates)             -------------------   -------------   ---------------
British pounds
   -- Purchase...................................            4               1.81                7
   -- Sell.......................................          (33)              1.81              (59)
Euros
   -- Purchase...................................           49               1.21               60
   -- Sell.......................................           (6)              1.21               (7)
Czech Korunas
   -- Sell.......................................          (22)              0.04               (1)

     Interest Rates

     The company has issued public-debt securities ($1,174 million at June 30, 2004,) with fixed interest rates and original maturity dates ranging from 2 to 24 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time. In addition, the company had other fixed-rate debt totaling $1 million and floating-rate debt of $169 million at June 30, 2004. The fair-value of long-term debt at June 30, 2004, and December 31, 2003, was approximately $1,506 million and $1,535 million, respectively, compared with recorded amounts of $1,336 million at both dates.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                          ESTIMATED MATURITY DATES
                                           ------------------------------------------------------
                                           2004   2005   2006   2007   2008   THEREAFTER   TOTAL
(Dollars in millions)                      ----   ----   ----   ----   ----   ----------   ------
Fixed-rate debt securities...............  $ --   $299   $--    $ 99   $--       $776      $1,174
Average interest rate....................    --    7.2%   --     8.0%   --        8.1%        7.9%
Fair value...............................  $ --   $316   $--    $109   $--       $911      $1,336
Floating-rate debt.......................  $ --   $169   $--    $ --   $--       $ --      $  169
Average interest rate....................    --    2.3%   --      --    --         --         2.3%
Fair value...............................  $ --   $169   $--    $ --   $--       $ --      $  169
Fixed-rate debt..........................  $  1   $ --   $--    $ --   $--       $ --      $    1
Average interest rate....................   5.9%    --    --      --    --         --         5.9%
Fair value...............................  $  1   $ --   $--    $ --   $--       $ --      $    1

     Prior to the spin-off, the company entered into an interest-rate swap to hedge its exposure to interest-rate movements. The company settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt

     In the first quarter of 2001, the company entered into interest-rate swap agreements to convert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. During the first quarter of 2002, the company exited these swap agreements, and the related accumulated net loss ($1 million at June 30, 2004), is being expensed over the remaining life of the underlying obligation.

ITEM 4. CONTROLS AND PROCEDURES

     The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and the company and such officers have concluded that such controls and procedures are adequate and effective. The company completed its evaluation of such controls and procedures in connection with the preparation of this quarterly report on Form 10-Q on July 28, 2004.

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

                          PART II -- OTHER INFORMATION

ITEM 1. NONE

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     In December 2003, the board of directors approved a plan for the company to repurchase up to 5 million shares of its common stock using open-market or privately negotiated transactions, with the repurchased shares to be held in treasury for general corporate purposes. As of April 30, 2004, all shares under this authorization were acquired at an average price of $22.02 per share.

     In March 2004, the board of directors approved a plan for the company to repurchase an additional 5 million shares of its common stock under terms and conditions similar to those included in the December 2003 plan. As of June 30, 2004, the company had purchased 3,566,700 shares of its common stock under this authorization at an average price of $23.28 per share.

     The following table summarizes Pactiv stock purchases made during the second quarter of 2004 under the December 2003 and March 2004 authorizations and 4,036 shares acquired by the company in connection with the exercises of stock options under the company's employee benefit plans.

                                      TOTAL                    TOTAL NUMBER OF SHARES     MAXIMUM NUMBER OF
                                      NUMBER       AVERAGE      PURCHASED AS PART OF    SHARES THAT MAY YET BE
                                    OF SHARES     PRICE PAID     PUBLICLY ANNOUNCED      PURCHASED UNDER THE
PERIOD                             PURCHASED(1)   PER SHARE      PLANS OR PROGRAMS        PLANS OR PROGRAMS
------                             ------------   ----------   ----------------------   ----------------------
April 2004.......................     368,400       $22.78             368,400                4,855,200
May 2004.........................   2,367,850       $23.15           2,364,900                2,490,300
June 2004........................   1,058,086       $23.52           1,057,000                1,433,300
                                    ---------                        ---------
Total............................   3,794,336       $23.22           3,790,300                1,433,300(2)
                                    ---------                        ---------

---------------
(1) 223,600 shares purchased during April of 2004 were acquired pursuant to the December 2003 authorization, completing that authorization.

(2) Represents the remaining number of shares that may be purchased under the March 2004 authorization as of June 30, 2004.

ITEM 3. NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company's 2004 annual meeting of shareholders was held on May 14, 2004, for the purpose of (1) electing directors, (2) ratifying the appointment of Ernst & Young LLP as independent public accountants for the year 2004, and (3) acting upon such other matters as might be properly brought before the meeting or any adjournment or postponement thereof.

     At the meeting, the following persons were elected to the company's board of directors, each for a term to expire at the company's 2005 annual meeting of shareholders:

                                                                  NUMBER OF VOTES
                                                              -----------------------
NOMINEE                                                           FOR       WITHHELD
-------                                                       -----------   ---------
Larry D. Brady..............................................  141,464,328   3,064,316
K. Dane Brooksher...........................................  141,439,024   3,089,620
Robert J. Darnall...........................................  142,270,469   2,258,175
Mary R. (Nina) Henderson....................................  141,258,993   3,269,651
Roger B. Porter.............................................  142,272,555   2,256,089
Richard L. Wambold..........................................  140,816,641   3,712,003
Norman H. Wesley............................................  141,447,088   3,081,556

     The shareholders ratified the appointment of Ernst & Young LLP as the company's independent auditors for the year 2004, with 141,494,173 votes cast for ratification, 2,053,214 votes cast against ratification, and 981,257 abstentions.

ITEM 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     Exhibits designated with an asterisk in the following index are furnished; all other exhibits are incorporated by reference.

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   2          Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
              Pactiv Corporation's Current Report on Form 8-K dated
              November 11, 1999, File No. 1-15157).
   3.1        Restated Certificate of Incorporation of the registrant
              (incorporated herein by reference to Exhibit 3.1 to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.2        Amended and Restated By-laws of the registrant adopted May
              17, 2001 (incorporated herein by reference to Exhibit 3.2 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 2001, File No. 1-15157).
   4.1        Specimen Stock Certificate of Pactiv Corporation Common
              Stock (incorporated herein by reference to Exhibit 4.1 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.2(a)     Qualified Offer Plan Rights Agreement, dated as of November
              4, 1999, by and between the registrant and First Chicago
              Trust Company of New York, as Rights Agent (incorporated
              herein by reference to Exhibit 4.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.2(b)     Amendment No. 1 to Rights Agreement, dated as of November 7,
              2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit
              4.4(a) to Pactiv Corporation's Registration Statement on
              Form S-8, File No. 333-101121).
   4.3(a)     Indenture, dated September 29, 1999, by and between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.1 to Tenneco
              Packaging Inc.'s Registration Statement on Form S-4, File
              No. 333-82923).
   4.3(b)     First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(b) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)     Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(c) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)     Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(d) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
   4.3(e)     Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(e) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(f)     Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(f) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.4        Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
              Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
   9.         None.
  10.1        Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
              herein by reference to Exhibit 16.1 to Tenneco Inc.'s
              Current Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.2        Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
              Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.3        Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
              registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1999, File No. 1-12387).
  10.4        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Executive Incentive Compensation Plan (incorporated
              herein by reference to Exhibit 10.5 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.5        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.6        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Change in Control Severance Benefit Plan for Key
              Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.7        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Deferred Compensation Plan (incorporated herein by
              reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.8        Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.9        Employment Agreement, dated as of March 11, 1997, by and
              between Richard L. Wambold and Tenneco Inc. (incorporated
              herein by reference to Exhibit 10.17 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.10       Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.11       Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.12       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.13       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.14       Pactiv Corporation Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation's
              Registration Statement on Form S-8, File No. 333-101121).
 *10.15       Credit Agreement, dated as of May 27, 2004, among the
              registrant, Bank of America, N.A., as Administrative Agent,
              Bank One, as Syndication Agent and L/C Issuer, BNP Paribas,
              Suntrust Bank, and Citicorp North America, Inc., as
              Co-Documentation Agents, and the other financial
              institutions party thereto.
  18          None.
  19          None.
  22          None.
  23          None.
  24          None.
 *31.1        Rule 13a-14(a)/15d-14(a) Certification.
 *31.2        Rule 13a-14(a)/15d-14(a) Certification.
**32.1        Section 1350 Certification.
**32.2        Section 1350 Certification.

---------------
 * Filed herewith

** Furnished herewith

(B) REPORTS ON FORM 8-K

     On April 22, 2004, the company filed a Form 8-K regarding the press release announcing the company's first quarter 2004 earnings.

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

Date: August 5, 2004