Form 10-Q
period 2004-09-30
PACTIV CORP
filed 2004-11-09
CIK 1089976

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $0.01 per share: 148,429,229 as of October 31, 2004. (See Notes to Financial Statements.)

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income.......................    3
     Condensed Consolidated Statement of Financial
      Position..............................................    4
     Condensed Consolidated Statement of Cash Flows.........    5
     Notes to Financial Statements..........................    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and
     Results of Operations..................................   14
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   24
  Item 4. Controls and Procedures...........................   25
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings*................................   26
  Item 2. Changes in Securities, Use of Proceeds, and Issuer
     Purchases of Equity Securities.........................   26
  Item 3. Defaults Upon Senior Securities*..................   26
  Item 4. Submission of Matters to a Vote of Security
     Holders*...............................................   26
  Item 5. Other Information*................................   26
  Item 6. Exhibits and Reports on Form 8-K..................   26

---------------
* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------   -------------------------------
                                                     2004              2003              2004             2003
(In millions, except share and per-share data)  ---------------   ---------------   --------------   --------------
SALES....................................        $        865      $        793      $      2,498     $      2,320
                                                 ------------      ------------      ------------     ------------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization........................                 630               550             1,793            1,629
  Selling, general, and administrative...                  77                80               243              233
  Depreciation and amortization..........                  42                41               127              122
  Other (income)/expense, net............                  --                --                 3               (1)
  Restructuring and other................                   2                --                86               --
                                                 ------------      ------------      ------------     ------------
                                                          751               671             2,252            1,983
OPERATING INCOME.........................                 114               122               246              337
  Tenneco Packaging litigation settlement and
     other...............................                  --                56                --               56
  Interest expense, net of interest
     capitalized.........................                  25                23                75               71
  Income tax expense.....................                  33                17                63               80
  Minority interest......................                  --                --                --                1
                                                 ------------      ------------      ------------     ------------
NET INCOME...............................        $         56      $         26      $        108     $        129
                                                 ------------      ------------      ------------     ------------
Average number of shares of common stock
  outstanding
  Basic..................................         149,323,411       157,181,437       152,100,283      158,246,996
  Diluted................................         151,745,436       159,173,696       154,574,188      160,345,007
EARNINGS PER SHARE
Basic earnings per share of common stock..       $       0.38      $       0.17      $       0.71     $       0.82
                                                 ------------      ------------      ------------     ------------
Diluted earnings per share of common stock...    $       0.37      $       0.16      $       0.70     $       0.80
                                                 ------------      ------------      ------------     ------------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              SEPTEMBER 30, 2004   DECEMBER 31, 2003
(In millions, except share data)                              ------------------   -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................        $  181              $  140
  Accounts and notes receivable
     Trade, less allowances of $11 and $11 at the respective
       dates................................................           391                 346
     Other..................................................            13                  28
  Inventories
     Finished goods.........................................           247                 245
     Work in process........................................            66                  57
     Raw materials..........................................            66                  69
     Other materials and supplies...........................            36                  28
  Other.....................................................            61                  69
                                                                    ------              ------
  Total current assets......................................         1,061                 982
                                                                    ------              ------
Property, plant, and equipment, net.........................         1,434               1,522
                                                                    ------              ------
Other assets
  Goodwill, net.............................................           646                 643
  Intangible assets, net....................................           287                 298
  Pension assets, net.......................................           208                 195
  Other.....................................................            66                  66
                                                                    ------              ------
  Total other assets........................................         1,207               1,202
                                                                    ------              ------
TOTAL ASSETS................................................        $3,702              $3,706
                                                                    ------              ------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................        $    5              $    5
  Accounts payable..........................................           244                 198
  Taxes accrued.............................................            23                  16
  Interest accrued..........................................            32                   9
  Accrued promotions, rebates, and discounts................            71                  69
  Accrued litigation........................................            26                  29
  Accrued payroll and benefits..............................            79                  79
  Accrued restructuring.....................................            15                  --
  Other.....................................................            72                  69
                                                                    ------              ------
  Total current liabilities.................................           567                 474
                                                                    ------              ------
Long-term debt..............................................         1,336               1,336
                                                                    ------              ------
Deferred income taxes.......................................           235                 212
                                                                    ------              ------
Pension and postretirement benefits.........................           547                 576
                                                                    ------              ------
Other.......................................................            42                  39
                                                                    ------              ------
Minority interest...........................................             9                   8
                                                                    ------              ------
Shareholders' equity
  Common stock (148,225,019 and 156,335,967 shares issued
     and outstanding, after deducting 23,558,156 and
     15,447,208 shares held in treasury, at the respective
     dates).................................................             2                   2
  Premium on common stock and other capital surplus.........         1,128               1,326
  Accumulated other comprehensive loss......................          (946)               (941)
  Retained earnings.........................................           782                 674
                                                                    ------              ------
  Total shareholders' equity................................           966               1,061
                                                                    ------              ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................        $3,702              $3,706
                                                                    ------              ------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2004    2003
    FOR THE NINE MONTHS ENDED SEPTEMBER 30 (In millions)      -----   -----
OPERATING ACTIVITIES
Net Income..................................................  $ 108   $ 129
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization.............................    127     122
  Deferred income taxes.....................................     29      43
  Restructuring and other...................................     40      --
  Pension income............................................    (37)    (45)
  Net working capital.......................................     44      19
  Other.....................................................      2       7
                                                              -----   -----
Cash provided by operating activities.......................    313     275
                                                              -----   -----
INVESTING ACTIVITIES
Net proceeds from sale of businesses and assets.............      1       2
Expenditures for property, plant, and equipment.............    (67)    (81)
Acquisitions of businesses and assets.......................     --     (22)
Other.......................................................     --      (2)
                                                              -----   -----
Cash used by investing activities...........................    (66)   (103)
                                                              -----   -----
FINANCING ACTIVITIES
Issuance of common stock....................................     24      12
Purchase of common stock....................................   (230)    (59)
Retirement of long-term debt................................     --     (67)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................     --      (1)
                                                              -----   -----
Cash used by financing activities...........................   (206)   (115)
                                                              -----   -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................     --       2
                                                              -----   -----
INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS.............     41      59
Cash and temporary cash investments, January 1..............    140     127
                                                              -----   -----
CASH AND TEMPORARY CASH INVESTMENTS, SEPTEMBER 30...........  $ 181   $ 186
                                                              -----   -----

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2004, and 2003, the Condensed Consolidated Statement of Financial Position at September 30, 2004, and the Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2004, and 2003, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2003, as amended, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled, "SEC Filings." Alternatively, free copies of the company's Form 10-K for the year ended December 31, 2003, may be obtained by contacting Investor Relations at (866) 456-5439.

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

                                                              THREE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                             ---------------   ---------------
                                                              2004     2003     2004     2003
(In millions, except per-share data)                         ------   ------   ------   ------
Net income
As reported................................................  $   56   $   26   $  108   $  129
After-tax adjustment of stock-based compensation costs:
  Intrinsic-value method...................................       1        1        2        2
  Fair-value method........................................      (3)      (3)      (9)     (10)
                                                             ------   ------   ------   ------
Pro forma..................................................  $   54   $   24   $  101   $  121
                                                             ------   ------   ------   ------
EARNINGS PER SHARE
Basic
As reported................................................  $ 0.38   $ 0.17   $ 0.71   $ 0.82
Adjustment of stock-based compensation costs:
  Intrinsic-value method...................................      --       --     0.01     0.01
  Fair-value method........................................   (0.02)   (0.02)   (0.06)   (0.07)
                                                             ------   ------   ------   ------
Pro forma..................................................  $ 0.36   $ 0.15   $ 0.66   $ 0.76
                                                             ------   ------   ------   ------
Diluted
As reported................................................  $ 0.37   $ 0.16   $ 0.70   $ 0.80
Adjustment of stock-based compensation costs:
  Intrinsic-value method...................................      --       --     0.01     0.01
  Fair-value method........................................   (0.02)   (0.02)   (0.06)   (0.06)
                                                             ------   ------   ------   ------
Pro forma..................................................  $ 0.35   $ 0.14   $ 0.65   $ 0.75
                                                             ------   ------   ------   ------

ACCOUNTS AND NOTES RECEIVABLE

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $10 million at September 30, 2004, and $15 million at September 30, 2003. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and related proceeds are included in cash provided (used) by operating activities in the statement of cash flows. Discounts and fees related to these sales were immaterial in the third quarter and first nine months of 2004 and 2003 and were included in other expense in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt would increase, or its cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

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

NOTE 3. RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. In this connection, the company recorded restructuring and other charges totaling $84 million, $58 million after tax, or $0.34 per share, in the first six months of 2004, and $2 million, $1 million after tax, or $0.01 per share, in the third quarter of 2004. The principal strategic objectives of the program are to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities;
(3) increase the number of new product launches over the next several years; and
(4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 1,000 salaried and hourly positions worldwide. The total cost of the restructuring program is expected to be approximately $96 million, $60 million after tax, or $0.39 per share, covering severance, asset write-offs, and other, which consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom. The majority of the program was executed in the second quarter of 2004, with the balance expected to be completed in the first half of 2005.

     After-tax cash payments related to the restructuring and other actions totaled $20 million in the first nine months of 2004, and are expected to total $25 million for full-year 2004.

     The following summarizes actual and expected impacts of restructuring and related actions.

                                                       SEVERANCE   ASSET WRITE-OFFS   OTHER(1)   TOTAL
(In millions)                                          ---------   ----------------   --------   -----
ACCRUED RESTRUCTURING BALANCE AT JUNE 30, 2004.......     $12            $--            $17      $ 29
Additions/adjustments to the account
  Foodservice/Food Packaging.........................      --             --              1         1
  Protective and Flexible Packaging..................      --              3             (3)       --
  Corporate..........................................      --                             1         1
                                                          ---            ---            ---      ----
  Total additions/adjustments........................      --              3             (1)        2
Cash payments........................................      (6)            --             (7)      (13)
Charges against asset accounts.......................      --             (3)            --        (3)
                                                          ---            ---            ---      ----
ACCRUED RESTRUCTURING BALANCE AT SEPTEMBER 30,
  2004...............................................     $ 6            $--            $ 9      $ 15
                                                          ---            ---            ---      ----
RESTRUCTURING PROGRAM COSTS TO DATE
  Consumer Products..................................     $ 4            $--            $--      $  4
  Foodservice/Food Packaging.........................       8             17              2        27
  Protective and Flexible Packaging..................      11              9             33        53
  Corporate..........................................      --             --              2         2
                                                          ---            ---            ---      ----
  Total..............................................     $23            $26            $37      $ 86
                                                          ---            ---            ---      ----
PROJECTED TOTAL RESTRUCTURING PROGRAM COSTS
  Consumer Products..................................     $ 4            $--            $--      $  4
  Foodservice/Food Packaging.........................      10             17              3        30
  Protective and Flexible Packaging..................      12              9             40        61
  Corporate..........................................      --             --              1         1
                                                          ---            ---            ---      ----
  Total..............................................     $26            $26            $44      $ 96
                                                          ---            ---            ---      ----

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

     On October 21, 2002, Pactiv purchased a 70% interest in the stock of Mexico-based Central de Bolsas, S.A. de C.V. (Jaguar), a leading thermoformer of high-impact polystyrene (HIPS) cold cups and plates and polystyrene foam foodservice/food packaging. For this interest, Pactiv paid $31 million to the shareholders of Jaguar and made a $20 million equity investment in Jaguar. On August 8, 2003, the company acquired the remaining 30% of the stock of Jaguar for $22 million, making it a wholly-owned subsidiary of Pactiv. At December 31, 2003, the allocation of the purchase price to the net assets of Jaguar and the related recognition of $12 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired, and, therefore, were subject to revision upon receipt of final appraisals. Appraisals of the fair-market value of the assets acquired were finalized during the third quarter of 2004, resulting in related goodwill being increased by $9 million, and property, plant, and equipment being decreased by $9 million.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

     Changes in the carrying value of goodwill for the nine months ended September 30, 2004, by operating segment are shown in the following table.

                                                                                 PROTECTIVE
                                                    CONSUMER    FOODSERVICE/    AND FLEXIBLE
                                                    PRODUCTS   FOOD PACKAGING    PACKAGING     TOTAL
(In millions)                                       --------   --------------   ------------   -----
Balance, December 31, 2003........................    $136          $320            $187       $643
Goodwill adjustment -- 2003 acquisitions..........      --             3              --          3
                                                      ----          ----            ----       ----
Balance, September 30, 2004.......................    $136          $323            $187       $646
                                                      ----          ----            ----       ----

     Intangible assets at September 30, 2004, are summarized in the following table.

                                                                               ACCUMULATED
                                                              CARRYING VALUE   AMORTIZATION   NET
(In millions)                                                 --------------   ------------   ----
Intangible assets subject to amortization
  Patents...................................................       $191            $ 77       $114
  Other.....................................................         74              31         43
                                                                   ----            ----       ----
                                                                    265             108        157
Intangible assets not subject to amortization (primarily
  trademarks)...............................................        130              --        130
                                                                   ----            ----       ----
Total intangible assets.....................................       $395            $108       $287
                                                                   ----            ----       ----

     Amortization expense for intangible assets subject to amortization was $4 million and $13 million for the three- and nine-month periods ended September 30, 2004, respectively. Amortization expense is estimated to total $17 million, $15 million, $13 million, $13 million and $12 million for years 2004, 2005, 2006, 2007, and 2008, respectively.

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                              SEPTEMBER 30, 2004   DECEMBER 31, 2003
(In millions)                                                 ------------------   -----------------
Original cost
  Land, buildings, and improvements.........................       $   731              $  735
  Machinery and equipment...................................         1,603               1,653
  Other, including construction in progress.................           121                 102
                                                                   -------              ------
  Total.....................................................         2,455               2,490
Less accumulated depreciation and amortization..............        (1,021)               (968)
                                                                   -------              ------
Property, plant, and equipment, net.........................       $ 1,434              $1,522
                                                                   -------              ------

NOTE 7. COMMON STOCK

EARNINGS PER SHARE

     Earnings from continuing operations per share of common stock outstanding was computed as follows.

                                                THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------   -------------------------------
                                                      2004             2003             2004             2003
(In millions, except share and per-share data)  ----------------   -------------   --------------   --------------
BASIC EARNINGS PER SHARE
  Net income.............................         $         56     $         26     $        108     $        129
                                                  ------------     ------------     ------------     ------------
  Average number of shares of common stock
     outstanding.........................          149,323,411      157,181,437      152,100,283      158,246,996
                                                  ------------     ------------     ------------     ------------
  Basic earnings per average share of common
     stock...............................         $       0.38     $       0.17     $       0.71     $       0.82
                                                  ------------     ------------     ------------     ------------
DILUTED EARNINGS PER SHARE
  Net income.............................         $         56     $         26     $        108     $        129
                                                  ------------     ------------     ------------     ------------
  Average number of shares of common stock
     outstanding.........................          149,323,411      157,181,437      152,100,283      158,246,996
  Dilutive securities
     Stock options.......................            2,002,400        1,507,700        2,028,763        1,613,258
     Performance shares..................              419,625          484,559          445,142          484,753
                                                  ------------     ------------     ------------     ------------
  Average number of shares of common stock
     outstanding including dilutive
     securities..........................          151,745,436      159,173,696      154,574,188      160,345,007
                                                  ------------     ------------     ------------     ------------
  Diluted earnings per average share of common
     stock...............................         $       0.37     $       0.16     $       0.70     $       0.80
                                                  ------------     ------------     ------------     ------------

     In the third quarter of 2004, the company acquired 2.5 million shares of its common stock at an average price of $23.42 per share, a total outlay of $59 million. For the nine-month period ended September 30, 2004, the company acquired 10.1 million shares of its common stock at an average price of $22.71 per share, a total outlay of $230 million.

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

                                                                 SEGMENT
                                                  --------------------------------------
                                                             FOODSERVICE/    PROTECTIVE
                                                  CONSUMER       FOOD       AND FLEXIBLE
                                                  PRODUCTS    PACKAGING      PACKAGING     OTHER    TOTAL
(In millions)                                     --------   ------------   ------------   -----    ------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
Sales to external customers.....................    $238        $  386          $241       $ --     $  865
Operating income................................      44            45(b)         23          2(d)     114
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
Sales to external customers.....................    $224        $  351          $218       $ --     $  793
Operating income................................      48            53            15          6        122
AT SEPTEMBER 30, 2004, AND FOR THE NINE MONTHS
  THEN ENDED
Sales to external customers.....................    $675        $1,116          $707       $ --     $2,498
Operating income................................     129(a)        104(b)          3(c)      10(d)     246
Total assets....................................     980         1,158           772        792(e)   3,702
AT SEPTEMBER 30, 2003, AND FOR THE NINE MONTHS
  THEN ENDED
Sales to external customers.....................    $645        $1,017          $658       $ --     $2,320
Operating income................................     138           135            42         22        337
Total assets....................................     957         1,130           751        699(e)   3,537

---------------

(a) Includes restructuring and other charges of $4 million in the nine months ended September 30, 2004.

(b) Includes restructuring and other charges of $1 million and $27 million in the three and nine months ended September 30, 2004, respectively.

(c) Includes restructuring and other charges of $53 million in the nine months ended September 30, 2004.

(d) Includes restructuring and other charges of $1 million and $2 million in the three and nine months ended September 30, 2004, respectively.

(e) Includes assets related to pension plans and administrative-service operations.

NOTE 9. COMPREHENSIVE INCOME

     Details of total comprehensive income (loss) for the three- and nine-month periods ended September 30, 2004, and 2003, were as follows:

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              2004     2003     2004     2003
(In millions)                                                 -----    -----    -----    -----
Net income..................................................   $56      $26     $108     $129
Other comprehensive income
  Net currency translation gains (losses)...................    13       (4)      (5)      32
  Net changes in interest-rate swap.........................    --        1       --        1
                                                               ---      ---     ----     ----
Total comprehensive income..................................   $69      $23     $103     $162
                                                               ---      ---     ----     ----

NOTE 10. LINES OF CREDIT AND GUARANTEES

     The company, from time to time, utilizes various lines of credit, backed by payment and performance guarantees, to finance operations of its foreign subsidiaries. These lines of credit are mainly used as overdraft and foreign-exchange settlement facilities and are in effect until cancelled by one or both parties. Performance under the guarantees would be required if such subsidiaries were sold, dissolved, or otherwise failed to discharge their related obligations. At September 30, 2004, available lines of credit totaled $20 million; however, amounts borrowed against those lines at that date were not material.

NOTE 11. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     The impact of pension plans on operating income was as follows:

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   -------------
                                                              2004    2003    2004    2003
(In millions)                                                 -----   -----   -----   -----
Components of net periodic-benefit costs
  Service cost of benefits earned...........................  $ (7)   $(10)   $ (23)  $ (30)
  Interest cost on benefit obligations......................   (59)    (59)    (177)   (177)
  Expected return on plan assets............................    88      89      264     267
  Amortization of:
     Unrecognized net losses................................    (8)     (4)     (24)    (12)
     Unrecognized prior-service cost........................    (1)     (1)      (3)     (3)
                                                              ----    ----    -----   -----
Total net periodic-benefit income...........................  $ 13    $ 15    $  37   $  45
                                                              ----    ----    -----   -----

     The company has postretirement health-care and life-insurance plans that cover certain of its salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. The company reserves the right to change such postretirement plans, which are not funded. The Medicare Prescription Drug, Improvement, and Modernization Act ("the Act"), which was signed into law on December 8, 2003, provides prescription-drug benefits under Medicare Part D and a federal subsidy to sponsors of retiree health-care benefit plans that provide benefits that are at least actuarially equivalent to those provided under Medicare Part D. The company expects that its plans are not likely to qualify for the federal subsidy, and therefore the Act will not have any impact on the company's accounting for its postretirement-benefit costs and accumulated benefit obligations.

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

     Several entities have opted out of the classes, and the company has been named as a defendant in 11 direct-action complaints that have been filed in various federal courts across the United States and in Canada by opt-out entities. All of the opt-out complaints included allegations that are substantially similar to those made in the class actions.

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

     The company is party to other legal proceedings arising from its operations. Related reserves are recorded when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's operating results or cash flows in a particular period.

ENVIRONMENTAL MATTERS

     In early 2003, the company discovered that certain air emissions at one of its California plants exceeded permitted levels. The company reported this matter to the San Joaquin Valley Air Pollution Control District and, effective November 2003, entered into a settlement agreement with that agency, which is subject to the approval of the U.S. Environmental Protection Agency, regarding the appropriate actions to be taken to address the matter. The company expects to resolve this matter through discussions with the agency and does not believe that the costs involved, including any monetary sanctions, will have a material adverse effect on the company's financial position, operating results, or cash flows.

     The company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Where it is probable that related liabilities exist and where reasonable estimates of such liabilities can be made, Pactiv establishes associated reserves. Estimated liabilities are subject to change as additional information becomes available regarding the magnitude of possible clean-up costs, the expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations. However, management believes that any additional costs that may be incurred as more information becomes available will not have a material adverse effect on the company's financial position, although such costs could have a material effect on the company's operating results or cash flows in a particular period.

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

RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. In this connection, the company recorded restructuring and other charges totaling $70 million, $44 million after tax, or $0.28 per share, in the first quarter, $14 million, $8 million after tax, or $0.06 per share, in the second quarter and $2 million, $1 million after tax, or $0.01 per share, in the third quarter of 2004. The principal strategic objectives of the program are to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities; (3) increase the number of new product launches over the next several years; and (4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 1,000 salaried and hourly positions worldwide. The total cost of the restructuring program is expected to be approximately $96 million, $60 million after tax, or $0.39 per share, covering severance, asset write-offs, and other, which consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom. The majority of the program was executed in the second quarter of 2004, with the balance expected to be completed in the first half of 2005. Pretax annualized savings from the program are anticipated to total $45 million, principally from reductions in salaried and hourly employee costs and depreciation expense. The company intends to spend approximately $25 million of the annualized savings on additional marketing support and new product-development activities.

     After-tax cash payments related to the restructuring and other actions totaled $20 million in the first nine months of 2004, and are expected to total $25 million for full-year 2004.

     The following summarizes actual and expected impacts of restructuring and related actions.

                                                       SEVERANCE   ASSET WRITE-OFFS   OTHER(1)   TOTAL
(In millions)                                          ---------   ----------------   --------   -----
ACCRUED RESTRUCTURING BALANCE AT JUNE 30, 2004.......     $12            $--            $17      $ 29
Additions/adjustments to the account
  Foodservice/Food Packaging.........................      --             --              1         1
  Protective and Flexible Packaging..................      --              3             (3)       --
  Corporate..........................................      --             --              1         1
                                                          ---            ---            ---      ----
  Total additions/adjustments........................      --              3             (1)        2
Cash payments........................................      (6)            --             (7)      (13)
Charges against asset accounts.......................      --             (3)            --        (3)
                                                          ---            ---            ---      ----
ACCRUED RESTRUCTURING BALANCE AT SEPTEMBER 30,
  2004...............................................     $ 6            $--            $ 9      $ 15
                                                          ---            ---            ---      ----
RESTRUCTURING PROGRAM COSTS TO DATE
  Consumer Products..................................     $ 4            $--            $--      $  4
  Foodservice/Food Packaging.........................       8             17              2        27
  Protective and Flexible Packaging..................      11              9             33        53
  Corporate..........................................      --             --              2         2
                                                          ---            ---            ---      ----
  Total..............................................     $23            $26            $37      $ 86
                                                          ---            ---            ---      ----
PROJECTED TOTAL RESTRUCTURING PROGRAM COSTS
  Consumer Products..................................     $ 4            $--            $--      $  4
  Foodservice/Food Packaging.........................      10             17              3        30
  Protective and Flexible Packaging..................      12              9             40        61
  Corporate..........................................      --             --              1         1
                                                          ---            ---            ---      ----
  Total..............................................     $26            $26            $44      $ 96
                                                          ---            ---            ---      ----

---------------

(1) Consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the U.K.

THREE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

OPERATING RESULTS

     Significant Trends

     The principal raw materials used to manufacture the company's products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 35% higher in the third quarter of 2004 than in the same period of 2003, while average industry prices for polyethylene rose by approximately 7% in the third quarter of 2004 compared with the same period in 2003. In response to increases in resin costs, the company raised selling prices in many areas of its business during 2003 and in the first nine months of 2004. However, these price increases were only partially effective in offsetting the impact of the resin-cost increases in the same periods.

     The volatility of raw-material costs continues to be a source of uncertainty. Oil prices, because of concerns over supply disruptions, are very high. Chemical intermediates, particularly benzene which is used in the manufacture of polystyrene, have risen recently to unprecedented levels. Strong Asian market demand for polyethylene coupled with the high cost of oil used in the Asian production of polyethylene have made Asia an attractive export market for U.S. polyethylene producers. As a result, polystyrene and polyethylene suppliers have announced substantial price increases effective in the fourth quarter of 2004. The company has responded by announcing additional selling-price increases for its polystyrene- and polyethylene-based products effective in the third and fourth quarter.

     Sales

                                                              THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003    CHANGE
(Dollars in millions)                                         -----   -----   ------
Consumer Products...........................................  $238    $224      6.3%
Foodservice/Food Packaging..................................   386     351     10.0
Protective and Flexible Packaging...........................   241     218     10.6
                                                              ----    ----
Total.......................................................  $865    $793      9.1%
                                                              ----    ----

     Total sales increased $72 million, or 9.1%, over 2003. Excluding the positive impact of foreign-currency exchange rates ($10 million), and acquisitions ($20 million), sales grew 5.2%, driven principally by volume growth and pricing.

     Sales for the Consumer Products business increased $14 million, or 6.3%, from 2003, reflecting strong volume growth. The company experienced volume increases in all product lines, led by gains in tableware and waste bags. Roll out of Hefty(R) Ultra Flex(TM), the company's new strong and stretchable waste bag, is on track, and advertising and promotion support will begin in November. In the quarter, Hefty(R) Consumer Products also extended its Hefty(R) Zoo Pals(R) line of plates with the introduction of bowls and utensils.

     Sales in the Foodservice/Food Packaging business increased $35 million, or 10%, from 2003. Excluding the positive impact of acquisitions ($20 million), and the negative impact of foreign-currency exchange rates ($1 million), sales increased $16 million, or 4.6%, driven by pricing gains. The sales growth was led by increases in foodservice foam, agricultural products, home meal replacement items, and processor trays.

     Sales of protective- and flexible-packaging products increased $23 million, or 10.6%, compared with 2003. Excluding the positive impact of foreign-currency exchange rates ($11 million), sales for this segment increased $12 million, or 5.2%, driven by volume and price increases in North America, and volume growth in Europe. Demand gains were broad-based, including strong growth in inflatables, air cushioning, polyethylene foam, and micro-foam products.

     Operating Income

                                                              THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003    CHANGE
(Dollars in millions)                                         -----   -----   ------
Consumer Products...........................................  $ 44    $ 48     (8.3)%
Foodservice/Food Packaging..................................    45      53    (15.1)
Protective and Flexible Packaging...........................    23      15     53.3
Other.......................................................     2       6    (66.7)
                                                              ----    ----
Total.......................................................  $114    $122     (6.6)%
                                                              ----    ----

     Total operating income was $114 million in the third quarter of 2004, a decrease of $8 million, or 6.6%, from last year, reflecting the impact of higher plastic resin and other energy-related costs, restructuring and other charges, and lower noncash pension income, offset partly by the positive effect of volume growth, restructuring benefits, and productivity gains.

     The following table summarizes by segment the impact of restructuring and other charges in the third quarter of 2004.

                                                                    OPERATING INCOME
                                                 -------------------------------------------------------
                                                 U.S. GAAP   RESTRUCTURING AND   EXCLUDING RESTRUCTURING
                                                   BASIS       OTHER CHARGES        AND OTHER CHARGES
(Dollars in millions)                            ---------   -----------------   -----------------------
Consumer Products..............................    $ 44            $  --                  $ 44
Foodservice/Food Packaging.....................      45                1                    46
Protective and Flexible Packaging..............      23               --                    23
Other..........................................       2                1                     3
                                                   ----            -----                  ----
Total..........................................    $114            $   2                  $116
                                                   ----            -----                  ----

     The company's management believes that showing operating income excluding the effect of restructuring and other charges presents a useful alternative depiction of the company's operating results. The restructuring and other charges relate to actions that will have an ongoing effect on the company, and to consider such charges as being only applicable to the third quarter of 2004 might make the company's operating performance in that quarter more difficult to evaluate, particularly when compared with other periods in which there were no such charges. The company's management uses operating income excluding restructuring and other charges to evaluate operating performance, to value various business units, and, along with other factors, in determining management compensation.

     The following table summarizes operating income excluding restructuring and other charges for the third quarter of 2004 and 2003.

                                                              THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003    CHANGE
(Dollars in millions)                                         -----   -----   ------
Consumer Products...........................................  $ 44    $ 48     (8.3)%
Foodservice/Food Packaging..................................    46      53    (13.2)
Protective and Flexible Packaging...........................    23      15     53.3
Other.......................................................     3       6    (50.0)
                                                              ----    ----
Total.......................................................  $116    $122     (4.9)%
                                                              ----    ----

     Total operating income excluding restructuring and other charges was $116 million in the third quarter of 2004, a decrease of $6 million from last year, as higher plastic resin and other energy-related costs, and lower noncash pension income were only partly offset by volume growth, restructuring benefits, and productivity gains.

     Operating income excluding restructuring and other charges for the Consumer Products business was $44 million, a decrease of $4 million from last year, primarily driven by higher plastic resin and other energy-related costs, offset partially by volume growth and productivity benefits.

     Operating income excluding restructuring and other charges for the Foodservice/Food Packaging business was $46 million, a decrease of $7 million from last year, as higher plastic resin and other energy-related costs were only partially offset by the favorable effect of 2004 price increases and productivity improvements.

     Operating income excluding restructuring and other charges for the Protective and Flexible Packaging segment was $23 million, an increase of $8 million, or 53.3%, from last year, as volume and pricing gains, and the impact of restructuring initiatives more than offset higher plastic resin and other energy-related costs.

     Operating income excluding restructuring and other charges for the Other segment was $3 million, a decrease of $3 million, or 50%, from a year ago, principally because of a decline in noncash pension income.

     Net Income

     The company recorded net income of $56 million, or $0.37 per share, in the third quarter of 2004, compared with $26 million, or $0.16 per share, last year. Third quarter 2004's results included the impact of restructuring and other charges of $1 million, or $0.01 per share, and noncash pension income of $8 million, or $0.05 per share, which was $0.01 per share lower than the previous year. Third quarter 2003 results included a charge of $35 million, or $0.22 per share, for the Tenneco Packaging litigation settlement and related matters.

NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

OPERATING RESULTS

     Sales

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2004     2003    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer Products...........................................  $  675   $  645    4.7%
Foodservice/Food Packaging..................................   1,116    1,017    9.7
Protective and Flexible Packaging...........................     707      658    7.4
                                                              ------   ------
Total.......................................................  $2,498   $2,320    7.7%
                                                              ------   ------

     Total sales increased $178 million, or 7.7%, over 2003. Excluding the positive impact of foreign-currency exchange rates ($40 million), and acquisitions ($55 million), sales grew 3.5%, driven mainly by higher volume and pricing.

     Sales in the Consumer Products business increased $30 million, or 4.7%, over last year driven by volume growth. Tableware volume increased in both the branded and private-label businesses. Waste-bag volume grew, driven partially by Hefty(R) Ultra Flex(TM) tall kitchen and large trash bags and Hefty(R) HandySaks(TM) convenience bags, which were launched earlier this year.

     Sales in the Foodservice/Food Packaging business increased $99 million, or 9.7%, from 2003. Excluding the impact of acquisitions ($55 million) and foreign-currency exchange rates ($1 million), sales grew 4.4%, driven primarily by volume growth in several key product lines and selling price increases. Volume growth was particularly strong in foodservice foam and home meal replacement products, which included new products introduced during the first half of the year for the fast-food industry.

     Sales of protective- and flexible-packaging products increased $49 million, or 7.4%, compared with 2003. Excluding the positive impact of foreign-currency exchange rates ($41 million), sales increased 1.1%, reflecting strong volume growth in North America, offset by lower volume in Europe, primarily driven by the effect of closing a molded fiber plant in the United Kingdom.

     Operating Income

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003    CHANGE
(Dollars in millions)                                         -----   -----   ------
Consumer Products...........................................  $129    $138     (6.5)%
Foodservice/Food Packaging..................................   104     135    (23.0)
Protective and Flexible Packaging...........................     3      42    (92.9)
Other.......................................................    10      22    (54.5)
                                                              ----    ----
Total.......................................................  $246    $337    (27.0)%
                                                              ----    ----

     Total operating income was $246 million in 2004, a decrease of $91 million, or 27%, from last year, driven primarily by the recording of restructuring and other charges of $86 million in the nine-month period ended

September 30, 2004. Compared with last year, the unfavorable effect of higher energy-related costs, increased marketing-support expenditures, and lower noncash pension income was offset partially by the positive impact of higher volume, restructuring-program benefits, and productivity gains.

     The following table summarizes by segment the impact of restructuring and other charges for the nine-month period ended September 30, 2004.

                                                                    OPERATING INCOME
                                                 -------------------------------------------------------
                                                 U.S. GAAP   RESTRUCTURING AND   EXCLUDING RESTRUCTURING
                                                   BASIS       OTHER CHARGES        AND OTHER CHARGES
(Dollars in millions)                            ---------   -----------------   -----------------------
Consumer Products..............................    $129             $ 4                   $133
Foodservice/Food Packaging.....................     104              27                    131
Protective and Flexible Packaging..............       3              53                     56
Other..........................................      10               2                     12
                                                   ----             ---                   ----
Total..........................................    $246             $86                   $332
                                                   ----             ---                   ----

     The company's management believes that showing operating income excluding the effect of restructuring and other charges presents a useful alternative depiction of the company's operating results. The restructuring and other charges relate to actions that will have an ongoing effect on the company, and to consider such charges as being only applicable to the first nine months of 2004 might make the company's operating performance in that period more difficult to evaluate, particularly when compared with other periods in which there were no such charges. The company's management uses operating income excluding restructuring and other charges to evaluate operating performance, to value various business units, and, along with other factors, in determining management compensation.

     The following table summarizes operating income excluding restructuring and other charges for the nine-month period ended September 30, 2004 and 2003, respectively.

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003    CHANGE
(Dollars in millions)                                         -----   -----   ------
Consumer Products...........................................  $133    $138     (3.6)%
Foodservice/Food Packaging..................................   131     135     (3.0)
Protective and Flexible Packaging...........................    56      42     33.3
Other.......................................................    12      22    (45.5)
                                                              ----    ----
Total.......................................................  $332    $337     (1.5)%
                                                              ----    ----

     Total operating income excluding restructuring and other charges was $332 million, down $5 million versus last year, as increased plastic resin and other energy-related costs, higher marketing-support expenses, and lower noncash pension income were only partially offset by higher volume, restructuring savings, and productivity gains.

     Operating income excluding restructuring and other charges for the Consumer Products business was $133 million, down 3.6% compared with 2003, as higher plastic resin and other energy-related costs and increased advertising and promotional expenses were only partly offset by higher volume and productivity gains.

     Operating income excluding restructuring and other charges for the Foodservice/Food Packaging business was $131 million, down 3% from a year ago, reflecting the unfavorable impact of higher plastic resin and other energy-related costs, offset, in part, by increased volume, higher selling prices, and productivity improvements.

     Operating income excluding restructuring and other charges for the Protective and Flexible Packaging segment was $56 million, up 33.3% from last year, primarily reflecting volume growth in North America, restructuring benefits, and productivity gains.

     Operating income excluding restructuring and other charges for the Other segment decreased 45.5% from last year, principally because of a decline in noncash pension income.

     Net Income

     The company recorded net income from continuing operations of $108 million, or $1.05 per share, for the nine months ended September 30, 2004, compared with $129 million, or $0.80 per share, last year. Current-period results included the impact of restructuring and other charges of $54 million, or $0.35 per share, and noncash pension income of $23 million, or $0.15 per share, which was $0.03 per share lower than the previous year. Net income for the nine months ended September 30, 2003, included a charge of $35 million, or $0.22 per share, for the Tenneco Packaging litigation settlement and related matters.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 2004            2003       CHANGE
(In millions)                                                -------------   ------------   ------
Short-term debt, including current maturities of long-term
  debt.....................................................     $    5          $    5       $ --
Long-term debt.............................................      1,336           1,336         --
                                                                ------          ------       ----
Total debt.................................................      1,341           1,341         --
Minority interest..........................................          9               8          1
Shareholders' equity.......................................        966           1,061        (95)
                                                                ------          ------       ----
Total capitalization.......................................     $2,316          $2,410       $(94)
                                                                ------          ------       ----

     The ratio of debt to total capitalization rose to 57.9% at September 30, 2004, from 55.6% at December 31, 2003, as a result of a decline in shareholders' equity.

     Shareholders' equity decreased $95 million in the first nine months of 2004, driven by the repurchase of $230 million of Pactiv common stock and the recording of an unfavorable currency-translation adjustment of $5 million, offset partially by the recording of $108 million of net income and the issuance of $32 million of company common stock.

     Cash Flows

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                              2004    2003
(In millions)                                                 -----   -----
Cash provided (used) by:
  Operating activities......................................  $ 313   $ 275
  Investing activities......................................    (66)   (103)
  Financing activities......................................   (206)   (115)

     Cash provided by operating activities was $313 million in 2004, up $38 million from the same period last year, reflecting better working-capital management and higher cash earnings.

     Investing activities used $66 million and $103 million of cash in 2004 and 2003, respectively, primarily for the acquisition of property, plant, and equipment.

     Cash used by financing activities was $206 million in 2004, primarily reflecting the repurchase of company common stock ($230 million), offset partially by the issuance of company stock ($24 million) in connection with the administration of employee-benefit plans. Cash used by financing activities was $115 million in 2003, principally reflecting the early retirement of debt ($67 million) and the repurchase of company stock ($59 million), offset partially by the issuance of company stock ($12 million) in connection with the administration of employee-benefit plans.

     Capital Commitments

     Commitments for authorized capital expenditures totaled approximately $140 million at September 30, 2004. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

     Contractual Obligations

     There have been no material changes in the company's aggregate contractual obligations since the end of 2003.

     Liquidity and Off-Balance-Sheet Financing

     The company uses various sources of funding to manage liquidity. For the first nine months of 2004, cash flow from operations was $313 million, an increase of $38 million, or 14%, from the same period in 2003, providing a substantial source of liquidity to the company. Additionally, effective May 27, 2004, the company's revolving-credit facility was renewed for an additional five years, with total availability under the facility of $600 million (which may be increased by $150 million at the request of the company). There were no outstanding borrowings under this revolving line of credit at September 30, 2004. The company was in full compliance with financial and other covenants of its revolving-credit agreement at the end of the third quarter of 2004. The company also utilizes an asset-securitization program which represents off-balance-sheet financing. Amounts securitized under this program were $10 million and $15 million at September 30, 2004, and September 30, 2003, respectively. Termination of the asset-securitization program would require the company to increase its debt or decrease its cash balance by a corresponding amount.

     The company has pension plans that cover substantially all of its employees. Cash-funding requirements for the plans are governed primarily by the Employee Retirement Income Security Act (ERISA). Based on long-term projections at December 31, 2003, no cash contributions to the U.S. plans will be required through at least 2013.

     In December 2003, the board of directors approved a plan for the company to repurchase up to 5 million shares of its common stock using open-market or privately-negotiated transactions, with the repurchased shares to be held in treasury for general corporate purposes. In March 2004, the board of directors approved a plan for the company to repurchase an additional 5 million shares of its common stock under terms and conditions similar to those included in the December 2003 plan. In August 2004, the board of directors approved a plan for the company to repurchase a third tranche of 5 million shares of its common stock under terms and conditions similar to those included in the December 2003 and March 2004 plans. Pursuant to these authorizations, the company acquired 2.5 million shares during the third quarter of 2004 at an average price of $23.49 per share, or a total outlay of $59 million. For the nine-month period ended September 30, 2004, the company acquired 10.1 million shares at an average cost of $22.71 per share, or a total outlay of $230 million. See Part II, Item 2 for additional information.

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

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements included in this Quarterly Report on Form 10-Q, including statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the notes to the financial statements, are "forward-looking statements." All statements other than statements of historical fact, including statements regarding prospects and future results, are forward-looking. These forward-looking statements generally can be identified by the use of terms and phrases such as "will," "believe," "anticipate," "may," "might," "could," "expect," "estimated," "projects," "intends," "foreseeable future," and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable and makes the statements in good faith, actual results almost always vary from expected results, and the differences could be material. Following are factors that might cause the company's actual results to differ materially from expected results expressed or implied by these forward-looking statements:

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

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at September 30, 2004, all of which will mature later in 2004.

                                                     NOTIONAL AMOUNT                     NOTIONAL AMOUNT
                                                   IN FOREIGN CURRENCY   EXCHANGE RATE   IN U.S. DOLLARS
(In millions, except settlement rates)             -------------------   -------------   ---------------
British pounds
   -- Purchase...................................            2               1.80                4
   -- Sell.......................................          (31)              1.80              (56)
Euros
   -- Purchase...................................           48               1.23               59
   -- Sell.......................................           (4)              1.23               (5)
Czech Korunas
   -- Sell.......................................          (22)              0.04               (1)
Hungarian Forint
   -- Sell.......................................         (329)              0.005              (2)
Polish Zloty
   -- Purchase...................................            3               0.28                1
   -- Sell.......................................           (1)              0.28               --

     Interest Rates

     The company has issued public-debt securities ($1,174 million at September 30, 2004,) with fixed interest rates and original maturity dates ranging from 2 to 24 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time. In addition, the company had other fixed-rate debt totaling $1 million and floating-rate debt of $169 million at September 30, 2004. The fair-value of long-term debt at September 30, 2004, and December 31, 2003, was approximately $1,553 million and $1,535 million, respectively, compared with recorded amounts of $1,336 million at both dates.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                           ESTIMATED MATURITY DATES
                                           --------------------------------------------------------
                                           2004   2005   2006    2007   2008    THEREAFTER   TOTAL
(Dollars in millions)                      ----   ----   -----   ----   -----   ----------   ------
Fixed-rate debt securities...............  $ --   $299   $ --    $ 99   $ --       $776      $1,174
Average interest rate....................    --    7.2%    --     8.0%    --        8.1%        7.9%
Fair value...............................  $ --   $313   $ --    $108   $ --       $962      $1,383
Floating-rate debt.......................  $ --   $169   $ --    $ --   $ --       $ --      $  169
Average interest rate....................    --    2.3%    --      --     --         --         2.3%
Fair value...............................  $ --   $169   $ --    $ --   $ --       $ --      $  169
Fixed-rate debt..........................  $  1   $ --   $ --    $ --   $ --       $ --      $    1
Average interest rate....................   5.5%    --     --      --     --         --         5.5%
Fair value...............................  $  1   $ --   $ --    $ --   $ --       $ --      $    1

     Prior to the spin-off, the company entered into an interest-rate swap to hedge its exposure to interest-rate movements. The company settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt

     In the first quarter of 2001, the company entered into interest-rate swap agreements to convert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. During the first quarter of 2002, the company exited these swap agreements, and the related accumulated net loss ($1 million at September 30, 2004) is being expensed over the remaining life of the underlying obligation.

ITEM 4. CONTROLS AND PROCEDURES

     The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and the company and such officers have concluded that such controls and procedures are adequate and effective. The company completed its evaluation of such controls and procedures in connection with the preparation of this quarterly report on Form 10-Q on November 3, 2004.

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

     In March 2004, the board of directors approved a plan for the company to repurchase up to 5 million shares of its common stock under terms and conditions similar to those included in the December 2003 plan. As of August 30, 2004, all shares under this authorization were acquired at an average price of $23.31 per share.

     In August 2004, the board of directors approved a plan for the company to repurchase an additional 5 million shares of its common stock under terms and conditions similar to those included in the December 2003 plan. As of September 30, 2004, the company had purchased 1,094,100 shares of its common stock under this authorization at an average price of $23.49 per share.

     The following table summarizes Pactiv stock purchases made during the third quarter of 2004 under the March 2004 and August 2004 authorizations and 1,455 shares acquired by the company in connection with stock-option exercises under the company's employee benefit plans.

                                      TOTAL                  TOTAL NUMBER OF SHARES     MAXIMUM NUMBER OF
                                     NUMBER      AVERAGE      PURCHASED AS PART OF    SHARES THAT MAY YET BE
                                    OF SHARES   PRICE PAID     PUBLICLY ANNOUNCED      PURCHASED UNDER THE
PERIOD                              PURCHASED   PER SHARE      PLANS OR PROGRAMS        PLANS OR PROGRAMS
------                              ---------   ----------   ----------------------   ----------------------
July 2004.........................    280,000     $23.08             280,000                1,153,300
August 2004.......................  1,922,755     $23.44           1,921,300                4,232,000
September 2004....................    326,100     $23.59             326,100                3,905,900(1)
                                    ---------                      ---------
Total.............................  2,528,855     $23.42           2,527,400                3,905,900(1)
                                    ---------                      ---------

---------------
(1) Represents the remaining number of shares that may be purchased under the August 2004 authorization as of September 30, 2004.

ITEMS 3 - 5. NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     Exhibits designated with an asterisk in the following index are furnished; all other exhibits are incorporated by reference.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   2          Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
              Pactiv Corporation's Current Report on Form 8-K dated
              November 11, 1999, File No. 1-15157).
   3.1        Restated Certificate of Incorporation of the registrant
              (incorporated herein by reference to Exhibit 3.1 to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.2        Amended and Restated By-laws of the registrant adopted May
              17, 2001 (incorporated herein by reference to Exhibit 3.2 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 2001, File No. 1-15157).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   4.1        Specimen Stock Certificate of Pactiv Corporation Common
              Stock (incorporated herein by reference to Exhibit 4.1 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.2(a)     Qualified Offer Plan Rights Agreement, dated as of November
              4, 1999, by and between the registrant and First Chicago
              Trust Company of New York, as Rights Agent (incorporated
              herein by reference to Exhibit 4.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.2(b)     Amendment No. 1 to Rights Agreement, dated as of November 7,
              2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit
              4.4(a) to Pactiv Corporation's Registration Statement on
              Form S-8, File No. 333-101121).
   4.3(a)     Indenture, dated September 29, 1999, by and between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.1 to Tenneco
              Packaging Inc.'s Registration Statement on Form S-4, File
              No. 333-82923).
   4.3(b)     First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)     Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(c) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)     Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(d) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(e)     Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(e) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(f)     Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(f) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.4        Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
              Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
   9.         None.
  10.1        Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
              herein by reference to Exhibit 16.1 to Tenneco Inc.'s
              Current Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.2        Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
              Report on Form 8-K dated November 4, 1999, File No.
              1-12387).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.3        Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
              registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1999, File No. 1-12387).
  10.4        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Executive Incentive Compensation Plan (incorporated
              herein by reference to Exhibit 10.5 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.5        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.6        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Change in Control Severance Benefit Plan for Key
              Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.7        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Deferred Compensation Plan (incorporated herein by
              reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.8        Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.9        Employment Agreement, dated as of March 11, 1997, by and
              between Richard L. Wambold and Tenneco Inc. (incorporated
              herein by reference to Exhibit 10.17 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.10       Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.11       Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.12       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.13       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.14       Pactiv Corporation Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation's
              Registration Statement on Form S-8, File No. 333-101121).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.15       Credit Agreement, dated as of May 27, 2004, among the
              registrant, Bank of America, N.A., as Administrative Agent,
              Bank One, as Syndication Agent and L/C Issuer, BNP Paribas,
              Suntrust Bank, and Citicorp North America, Inc., as
              Co-Documentation Agents, and the other financial
              institutions party thereto.
  18          None.
  19          None.
  22          None.
  23          None.
  24          None.
 *31.1        Rule 13a-14(a)/15d-14(a) Certification.
 *31.2        Rule 13a-14(a)/15d-14(a) Certification.
**32.1        Section 1350 Certification.
**32.2        Section 1350 Certification.

---------------
 * Filed herewith

** Furnished herewith

(B) REPORTS ON FORM 8-K

     On July 22, 2004, the company filed a Form 8-K regarding the press release issued to announce the company's second quarter 2004 earnings.

     On September 20, 2004, the company issued a press release announcing the company's lower outlook for third quarter and full year 2004 earnings.

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

Date: November 9, 2004