Form 10-K/A
period 2003-12-31
PACTIV CORP
filed 2005-01-31
CIK 1089976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A(2)

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

       CLASS OF VOTING STOCK AND NUMBER OF SHARES                   MARKET VALUE OF COMMON STOCK HELD BY
        HELD BY NON-AFFILIATES AT JUNE 28, 2003                                NON-AFFILIATES
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

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                           PART OF THE FORM 10-K
                        DOCUMENT                                          INTO WHICH INCORPORATED
--------------------------------------------------------  --------------------------------------------------------
  Pactiv Corporation's Definitive Proxy Statement For                             Part III
 the Annual Meeting of Shareholders to be held May 14,
                          2004

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This amendment to Pactiv Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, is being filed to amend Item 9A. Controls and Procedures, to conform the wording more closely to that required by Items 307 and 308(c) of Regulation S-K. No revisions have been made to the Pactiv Corporation financial statements or any other disclosures contained in the Annual Report.

ITEM 9A.  CONTROLS AND PROCEDURES.

     The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and the company and such officers have concluded that such controls and procedures were adequate and effective as of December 31, 2003. The company completed its evaluation of such controls and procedures in connection with the preparation of this annual report on Form 10-K on February 12, 2004.

     There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein. There have been no changes in internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to affect, internal controls over financial reporting.

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

Date: January 31, 2005

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

                    SIGNATURE                                     TITLE                      DATE
                    ---------                                     -----                      ----

/s/ RICHARD L. WAMBOLD                               Chairman, President, Chief        January 31, 2005
------------------------------------------------       Executive Officer and
     Richard L. Wambold                                Director (principal executive
                                                       officer)


/s/ ANDREW A. CAMPBELL                               Senior Vice President and Chief   January 31, 2005
------------------------------------------------       Financial Officer (principal
     Andrew A. Campbell                                financial and accounting
                                                       officer)


/s/ LARRY D. BRADY*                                  Director                          January 31, 2005
------------------------------------------------
     Larry D. Brady


/s/ K. DANE BROOKSHER*                               Director                          January 31, 2005
------------------------------------------------
     K. Dane Brooksher


/s/ ROBERT J. DARNALL*                               Director                          January 31, 2005
------------------------------------------------
     Robert J. Darnall


/s/ MARY R. (NINA) HENDERSON*                        Director                          January 31, 2005
------------------------------------------------
     Mary R. (Nina) Henderson


/s/ ROGER B. PORTER*                                 Director                          January 31, 2005
------------------------------------------------
     Roger B. Porter


/s/ PAUL T. STECKO*                                  Director                          January 31, 2005
------------------------------------------------
     Paul T. Stecko

                    SIGNATURE                                     TITLE                      DATE
                    ---------                                     -----                      ----

/s/ NORMAN H. WESLEY*                                Director                          January 31, 2005
------------------------------------------------
     Norman H. Wesley


 *By:   /s/ JAMES V. FAULKNER, JR.                                                     January 31, 2005
         -----------------------------------------
              James V. Faulkner, Jr.
              Attorney-in-fact