Form 10-Q/A
period 2004-03-31
PACTIV CORP
filed 2005-01-31
CIK 1089976

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                EXPLANATORY NOTE

     This amendment to Pactiv Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is being filed to amend Item 4. Controls and Procedures, to conform the wording more closely to that required by Items 307 and 308(c) of Regulation S-K. No revisions have been made to the Pactiv Corporation financial statements or any other disclosures contained in this Quarterly Report.

ITEM 4. CONTROLS AND PROCEDURES

     The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and the company and such officers have concluded that such controls and procedures were effective as of the end of the period covered by this report. The company completed its evaluation of such controls and procedures in connection with the preparation of this quarterly report on Form 10-Q on April 28, 2004.

     There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein. There have been no changes in internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to affect, internal controls over financial reporting.

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

Date:  January 31, 2005