Form 10-Q/A
period 2004-06-30
PACTIV CORP
filed 2005-01-31
CIK 1089976

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 150,290,239 as of July 31, 2004. (See Notes to Financial Statements.)

                                EXPLANATORY NOTE

     This amendment to Pactiv Corporations's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is being filed to amend Item 4. Controls and Procedures, to conform the wording more closely to that required by Items 307 and 308(c) of Regulation S-K. No revisions have been made to the Pactiv Corporation financial statements or any other disclosures contained in the Quarterly Report.

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