Form 10-Q/A
period 2004-09-30
PACTIV CORP
filed 2005-01-31
CIK 1089976

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

                                EXPLANATORY NOTE

     This amendment to Pactiv Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, is being filed to 1) correct a typographical error in Footnote 3. Restructuring and Other, on page 7, whereby the after-tax amount for the first six months has been changed from $58 million to $53 million; 2) conform Restructuring and Other, under Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) to be consistent with the presentation in Footnote 3; 3) correct a typographical error in MD&A, on page 20, under the caption "Net Income for the Nine Months ended September 30, 2004," whereby the earnings per share has been changed from $1.05 to $0.70; and 4) amend, Item 4. Controls and Procedures, to conform the wording more closely to that required by Items 307 and 308(c) of Regulation S-K. No revisions have been made to the Pactiv Corporation financial statements or any other disclosures contained in the Quarterly Report.

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

NOTE 3. RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. In this connection, the company recorded restructuring and other charges totaling $84 million, $53 million after tax, or $0.34 per share, in the first six months of 2004, and $2 million, $1 million after tax, or $0.01 per share, in the third quarter of 2004. The principal strategic objectives of the program are to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities;
(3) increase the number of new product launches over the next several years; and
(4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 1,000 salaried and hourly positions worldwide. The total cost of the restructuring program is expected to be approximately $96 million, $60 million after tax, or $0.39 per share, covering severance, asset write-offs, and other, which consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom. The majority of the program was executed in the second quarter of 2004, with the balance expected to be completed in the first half of 2005.

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

RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. In this connection, the company recorded restructuring and other charges totaling $84 million, $53 million after tax, or $0.34 per share, in the first six months of 2004, and $2 million, $1 million after tax, or $0.01 per share, in the third quarter of 2004. The principal strategic objectives of the program are to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities;
(3) increase the number of new product launches over the next several years; and
(4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 1,000 salaried and hourly positions worldwide. The total cost of the restructuring program is expected to be approximately $96 million, $60 million after tax, or $0.39 per share, covering severance, asset write-offs, and other, which consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom. The majority of the program was executed in the second quarter of 2004, with the balance expected to be completed in the first half of 2005. Pretax annualized savings from the program are anticipated to total $45 million, principally from reductions in salaried and hourly employee costs and depreciation expense. The company intends to spend approximately $25 million of the annualized savings on additional marketing support and new product-development activities.

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

     Net Income

     The company recorded net income from continuing operations of $108 million, or $0.70 per share, for the nine months ended September 30, 2004, compared with $129 million, or $0.80 per share, last year. Current-period results included the impact of restructuring and other charges of $54 million, or $0.35 per share, and noncash pension income of $23 million, or $0.15 per share, which was $0.03 per share lower than the previous year. Net income for the nine months ended September 30, 2003, included a charge of $35 million, or $0.22 per share, for the Tenneco Packaging litigation settlement and related matters.

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

     There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein. There have been no changes in internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to affect internal controls over financial reporting.

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