Form 10-K
period 2004-12-31
PACTIV CORP
filed 2005-03-16
CIK 1089976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

       CLASS OF VOTING STOCK AND NUMBER OF SHARES                   MARKET VALUE OF COMMON STOCK HELD BY
        HELD BY NON-AFFILIATES AT JUNE 30, 2004                                NON-AFFILIATES
--------------------------------------------------------  --------------------------------------------------------
            COMMON STOCK 149,268,385 SHARES                                    $3,722,753,522

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value). 148,956,990 shares outstanding as of February 28, 2005. (See Note 11 to the Financial Statements.)

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                           PART OF THE FORM 10-K
                        DOCUMENT                                          INTO WHICH INCORPORATED
--------------------------------------------------------  --------------------------------------------------------
  Pactiv Corporation's Definitive Proxy Statement for                             Part III
 the Annual Meeting of Shareholders to be held May 20,
                           2005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                      PART I
Item 1.          Business....................................................    1
Item 2.          Properties..................................................    5
Item 3.          Legal Proceedings...........................................    5
Item 4.          Submission of Matters to a Vote of Security Holders.........    6
Item 4.1         Executive Officers of the Registrant........................    6
                                     PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder
                 Matters, and Issuer Purchases of Equity Securities..........    7
Item 6.          Selected Financial Data.....................................    8
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................    9
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   21
Item 8.          Financial Statements and Supplementary Data.................   23
Item 9.          Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................   57
Item 9A.         Controls and Procedures.....................................   57
Item 9B.         Other Information...........................................   57
                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   57
Item 11.         Executive Compensation......................................   57
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................   57
Item 13.         Certain Relationships and Related Transactions..............   58
Item 14.         Principal Accounting Fees and Services......................   58
                                     PART IV
Item 15.         Exhibits and Financial Statement Schedules..................   58

ITEM 1. BUSINESS.

OVERVIEW

     Pactiv Corporation (Pactiv or the company) is a global supplier of specialty-packaging and consumer products with 2004 sales of $3.4 billion. The company operates 77 manufacturing facilities in 14 countries around the world. Pactiv has three key operating segments: Consumer Products, Foodservice/Food Packaging, and Protective and Flexible Packaging. The company's consumer products include plastic, aluminum, and paper-based products, such as waste bags, food-storage bags, and disposable tableware and cookware. Pactiv's foodservice/food packaging products include foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging for customers in the food-distribution channel, including wholesalers, supermarkets, and packer processors, who prepare and process food for consumption. The company's protective-packaging products are generally used to protect and cushion various commercial and industrial products from the point of manufacture to the point of delivery or pick-up. Pactiv's flexible-packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications, and often involve custom design.

     The company was incorporated in the state of Delaware in 1965 under the name of Packaging Corporation of America. The company changed its name to Tenneco Packaging Inc. in November 1995 and, concurrent with its 1999 spin-off from Tenneco Inc., changed its name to Pactiv Corporation.

PRODUCTS AND MARKETS

     Consumer Products

     The company manufactures, markets, and sells consumer products such as plastic storage bags for food and household items; plastic waste bags; foam, pressed-paperboard, and molded-fiber tableware; and aluminum cookware. Many of these products are sold under such recognized brand names as Hefty(R), Baggies(R), Hefty(R) OneZip(R), Hefty(R) Cinch Sak(R), Hefty(R) The Gripper(R), Hefty(R) Zoo Pals(R), Kordite(R), and EZ Foil(TM). These products, which are typically used by consumers in their homes, are sold through a variety of retailers, including supermarkets, mass merchandisers, and other stores where consumers purchase household goods.

     Foodservice/Food Packaging

     For foodservice customers, the company offers products to merchandise and serve on-premises and takeout meals. These items include tableware products such as plates, bowls, and cups, and a broad line of takeout-service containers made from clear plastic, microwaveable plastic, foam, molded-fiber, paperboard, and aluminum.

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

     For food processors, the company's products include dual-ovenable paperboard containers, molded-fiber egg cartons, meat and poultry trays, aluminum containers, and modified atmosphere packaging, which extends the shelf life of red meat products.

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

     Market Presence

     Many of Pactiv's products have strong market-share positions, including the number one position in key markets such as zipper storage bags, tableware, foodservice-foam containers, clear rigid-display packaging, foam trays, and aluminum cookware. In 2004, more than 80% of the company's sales came from products that hold the number one or number two share position in markets served, reflecting the strength of the company's Hefty(R) and EZ Foil(TM) brands, the breadth of its product lines, and its ability to offer "one-stop shopping" to customers.

     New Products/Design Services

     The company drives growth by developing new products and value-added product line extensions. In 2004, the company spent $33 million on research and development activities, compared with $32 million and $35 million in 2003 and 2002, respectively, and introduced more than 50 new products.

     In the Consumer Products business segment, several major new products were introduced in 2004: Hefty(R) Ultra Flex(TM) waste bags, Hefty(R) Handy Saks(TM) waste bags and, Hefty(R) Zoo Pals(R) Bowls and Funtensils Cutlery(TM) for children.

     In 2004, the Foodservice/Food Packaging business segment broadened its product offerings through the introduction of new containers for agricultural products, a new sheetcake pan for a major grocery store, and several new containers for major fast-food chains.

     In the U.S., the protective-packaging product line was expanded in late 2004 with the introduction of the Pactiv 9000 Air-Paq(TM) inflatable engineered cushioning system.

     Service Capabilities

     Building on broad product lines and strong relationships with national distributors, in 2002, Pactiv completed the implementation of its customer-linked manufacturing system for the Foodservice/Food Packaging segment. Today, the systems and information-management infrastructure and distribution network are fully in place to support this segment's "One Face to the Customer" strategy, which is aimed at reducing supply-chain costs, enhancing customer service, and improving productivity.

     Productivity/Cost Reduction

     Pactiv's continuing focus on enhancing productivity and reducing manufacturing and logistics costs is key to improving the business' profitability. In 2004, approximately 28% of the company's research and development spending and roughly 31% of its capital spending was devoted to efforts to reduce costs and improve manufacturing and distribution productivity.

     Strategic Acquisitions

     Strategic acquisitions have been, and will continue to be, an important element of the company's growth strategy. Since the beginning of 2000, the company has invested approximately $225 million to acquire businesses and assets.

MARKETING, DISTRIBUTION, AND CUSTOMERS

     The company has a combined sales and marketing staff of approximately 650 people. Consumer products are sold through a direct sales force and a national network of brokers and manufacturers' representatives. Foodservice and food-packaging customers are served principally through a direct sales force. The Protective and Flexible Packaging business sells to distributors, fabricators, and directly to end-users worldwide.

     In each of 2004 and 2003, Wal-Mart Stores, Inc. accounted for 11.4% of the company's consolidated sales. In general, the company's backlog of orders is not material.

ANALYSIS OF SALES

     The following table sets forth information regarding sales from continuing operations.

                                                  2004               2003               2002
                                            ----------------   ----------------   ----------------
                                            Amount   % Total   Amount   % Total   Amount   % Total
(Dollars in millions)                       ------   -------   ------   -------   ------   -------
Consumer Products.........................  $  934      28%    $  888      28%    $  841      29%
Foodservice/Food Packaging................   1,490      44      1,371      44      1,221      43
Protective and Flexible Packaging.........     958      28        879      28        818      28
                                            ------     ---     ------     ---     ------     ---
Total.....................................  $3,382     100%    $3,138     100%    $2,880     100%
                                            ------     ---     ------     ---     ------     ---

     See Note 15 to the financial statements for additional segment and geographic information.

COMPETITION

     Pactiv conducts business in highly competitive markets and faces significant competition in all of its product lines from numerous global, national, and regional companies of various sizes. Some competitors have available to them more extensive financial and other resources than Pactiv, while others are significantly smaller than the company with lower fixed costs and more operating flexibility. In addition, certain competitors offer a variety of packaging materials and concepts and serve geographic regions through various distribution channels. In general, the company believes that success in obtaining business is driven by price, quality, product features, and service.

INTERNATIONAL

     Pactiv has facilities and sells products in countries throughout the world. As a result, it is subject to various risks such as fluctuations in foreign-currency exchange rates, limitations on conversion of foreign currencies into U.S. dollars, restrictions on remittance of dividends and other payments by foreign subsidiaries, withholding and other taxes on remittances by foreign subsidiaries, hyperinflation in foreign countries, and restrictions on investments in foreign countries. See Note 15 to the financial statements for additional information regarding the company's international operations.

RAW MATERIALS

     The principal raw materials used by the company are plastic resins, including polystyrene, polyethylene, polypropylene, polyvinyl chloride and amorphous polyethylene terephthalate (APET); aluminum; paperboard; pulp; and recycled fiber. More than 80% of Pactiv's sales come from products made from different types of plastics. In general, these raw materials are readily available from a wide variety of suppliers. Raw-material prices can be volatile and are a function of, among other things, the availability of production capacity; oil, natural gas, and other energy-related feedstock costs; and geopolitical circumstances. The supply of raw materials was adequate in 2004 and the company's management believes that such supply will remain adequate in 2005.

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

OTHER

     As of December 31, 2004, Pactiv employed approximately 14,500 people, of which approximately 1,100 were employed by joint ventures in which the company has a controlling interest and 11.4% were covered by collective-bargaining agreements. Two of those agreements, covering a total of 466 employees, are scheduled for renegotiation in 2005. In Europe and the Middle East, approximately 2,800 employees are represented by works councils. Management believes that employee relations are generally satisfactory.

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

ITEM 2.  PROPERTIES.

     Pactiv's executive offices are located at 1900 West Field Court, Lake Forest, Illinois 60045. Its telephone number at that address is (847) 482-2000.

     Following is a summary of the company's facilities worldwide.

                                                                                             NUMBER OF
BUSINESS SEGMENT                   GEOGRAPHIC LOCATION    PROCESS, FUNCTION, OR PRODUCTS      PLANTS
----------------                   -------------------    ------------------------------     ---------
Consumer Products/Foodservice and
  Food Packaging.................
                                   North America         Plastic and aluminum                   26
                                                         manufacturing
                                                         Molded-fiber packaging                  7
                                                         Molded-fiber tooling                    1
                                                         Ovenable paperboard                     3
Protective and Flexible
  Packaging......................
                                   North America         Plastic extrusion, foaming, and         9
                                                         converting
                                                         Paperboard converting                   9
Protective and Flexible
  Packaging......................
                                   Europe                Plastic foaming and mailers,           18
                                                         plastic air-encapsulated bubble,
                                                         plank, plastic flexible and
                                                         medical products, paperboard
                                                         converting and other protective
                                                         packaging, molded-fiber packaging
Protective and Flexible
  Packaging......................
                                   United Kingdom        Thermoformed plastic food               4
                                                         containers and films, plastic
                                                         air-encapsulated bubble, foam,
                                                         converting, mailers
                                                                                                --
Grand Total......................                                                               77
                                                                                                ==

     In addition to the above, 2 research and development centers for consumer and foodservice/food packaging products and process development are located in Canandaigua, New York, and Vernon Hills, Illinois. A design center and process-development operation for protective-and flexible-packaging products is located in Buffalo Grove, Illinois. The company also operates 5 regional distribution centers throughout the United States. Also, Pactiv has joint-venture interests in a folding-carton operation in Dongguan, China (50% owned) and a corrugated-converting operation in Shaoxing, China (62.5% owned).

     In general, management believes that the company's plant and equipment are well maintained and in good operating condition, and that it has satisfactory title to owned properties, subject to certain liens that do not detract materially from the value or use of the properties.

ITEM 3.  LEGAL PROCEEDINGS.

     On November 3, 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco, Tenneco Packaging, and Packaging Corporation of America (PCA), Tenneco's former containerboard business (Tenneco Packaging litigation). The settlement resulted in Pactiv recording a pretax charge of $56 million, $35 million after tax, or $0.22 per share. This charge included the establishment of a reserve for the estimated liability associated with lawsuits filed by certain members of the original class-action who opted out of the class and filed their own lawsuits. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a materially adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period.

     The company is party to legal proceedings arising from its operations. Related reserves are recorded when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

ITEM 4.1.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below are the executive officers of the company at February 28, 2005, the positions held by such officers, and the date of appointment to such positions. These descriptions are being included in Part I of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

     Richard L. Wambold, 53, Chairman of the Board of Directors, President, and Chief Executive Officer. Mr. Wambold has served as Chairman since March 2000, President since June 1999, and Chief Executive Officer since the spin-off in November 1999. Prior to 1999, Mr. Wambold served as Executive Vice President and General Manager of the company's specialty-packaging and consumer-products business units.

     Andrew A. Campbell, 59, Senior Vice President and Chief Financial
Officer. Mr. Campbell joined the company in October 1999 as Vice President and Chief Financial Officer and has served as Senior Vice President and Chief Financial Officer since January 2001. Prior to joining the company, Mr. Campbell served as Acting Chief Financial Officer of Foamex International, Inc. from May to September 1999.

     James V. Faulkner, Jr., 60, Vice President, General Counsel, and Secretary. Mr. Faulkner has been Vice President and General Counsel of the company since 1995, and was elected Secretary of the company in December 2002.

     Peter J. Lazaredes, 54, Executive Vice President and General Manager, Foodservice/Food Packaging. Mr. Lazaredes has served as Executive Vice President and General Manager, Foodservice/Food Packaging, since July 2004. Prior to 2004, and since he joined the company in 1996, Mr. Lazaredes held various senior management positions in the company's specialty-packaging unit.

     James D. Morris, 51, Senior Vice President and General Manager, Protective and Flexible Packaging. Mr. Morris has served as Senior Vice President and General Manager, Protective and Flexible Packaging, since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Morris held various senior management positions in the company's specialty-packaging unit.

     John N. Schwab, 55, Senior Vice President and General Manager, Hefty(R) Consumer Products. Mr. Schwab has served as Senior Vice President and General Manager, Hefty(R) Consumer Products, since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Schwab held various senior management positions in the company's specialty-packaging unit.

     Henry M. Wells, III, 60, Vice President and Chief Human Resources
Officer. Mr. Wells has served as Vice President and Chief Human Resources Officer since April 2000. Prior to joining the company, Mr. Wells served as Vice President, Human Resources, for Banta Corporation from April 1996 to April 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The outstanding shares of common stock ($0.01 par value) of Pactiv Corporation are listed on the New York Stock Exchange under the symbol "PTV". Stock price and dividend information for 2004 and 2003 is shown below.

                                                              STOCK PRICE/SHARE
                                                              -----------------   DIVIDENDS
                                                               HIGH       LOW       PAID
                                                              -------   -------   ---------
2003
  First quarter.............................................  $22.65    $17.55       $--
  Second quarter............................................   21.25     18.13        --
  Third quarter.............................................   20.90     17.95        --
  Fourth quarter............................................   24.03     20.28        --
2004
  First quarter.............................................   23.96     19.80        --
  Second quarter............................................   25.28     21.55        --
  Third quarter.............................................   25.16     22.10        --
  Fourth quarter............................................   25.73     22.30        --

     As of February 28, 2005, there were approximately 41,109 holders of record of the company's common stock, including brokers and other nominees.

     Dividend declarations are at the discretion of the company's board of directors. The company does not currently plan to declare a dividend; however, the company periodically considers alternatives, including dividend payments, to increase shareholder value.

     The company did not purchase any shares of its common stock in the fourth quarter of 2004. In August 2004, the board of directors approved a plan for the company to repurchase up to 5,000,000 shares of its common stock, using open-market or privately negotiated transactions, with the repurchased shares to be held in treasury for general corporate purposes. As of December 31, 2004, the maximum number of shares that may yet be purchased under this plan was 3,905,900.

ITEM 6. SELECTED FINANCIAL DATA.

(In millions, except per-share data)                 2004      2003      2002      2001      2000
FOR THE YEARS ENDED DECEMBER 31                     -------   -------   -------   -------   -------
STATEMENT OF INCOME
Sales
  Consumer Products...............................  $   934   $   888   $   841   $   815   $   785
  Foodservice/Food Packaging......................    1,490     1,371     1,221     1,182     1,416
  Protective and Flexible Packaging...............      958       879       818       815       851
                                                    -------   -------   -------   -------   -------
                                                      3,382     3,138     2,880     2,812     3,052
                                                    -------   -------   -------   -------   -------
Operating income..................................      345       466       463       391       341
Tenneco Packaging litigation settlement and
  other...........................................       --        56        --        --        --
Interest expense, net of interest capitalized.....      101        96        96       107       134
Income-tax expense................................       90       118       146       118        91
Minority interest.................................       (1)        1         1         1         3
                                                    -------   -------   -------   -------   -------
Income from continuing operations.................      155       195       220       165       113
Income from discontinued operations, net of income
  tax.............................................       --        --        --        28       134
Cumulative effect of changes in accounting
  principles, net of income tax...................       --       (12)      (72)       --        --
                                                    -------   -------   -------   -------   -------
Net income........................................  $   155   $   183   $   148   $   193   $   247
                                                    -------   -------   -------   -------   -------
Average number of shares of common stock
  outstanding
  Basic...........................................  151.290   157.932   158.618   158.833   161.722
  Diluted.........................................  153.763   160.144   160.613   159.527   161.779
Earnings per share
  Basic
    Continuing operations.........................  $  1.02   $  1.23   $  1.38   $  1.04   $  0.70
    Discontinued operations.......................       --        --        --      0.17      0.83
    Cumulative effect of changes in accounting
       principles.................................       --     (0.07)    (0.45)       --        --
                                                    -------   -------   -------   -------   -------
                                                    $  1.02   $  1.16   $  0.93   $  1.21   $  1.53
                                                    -------   -------   -------   -------   -------
  Diluted
    Continuing operations.........................  $  1.01   $  1.21   $  1.37   $  1.03   $  0.70
    Discontinued operations.......................       --        --        --      0.17      0.83
    Cumulative effect of changes in accounting
       principles.................................       --     (0.07)    (0.45)       --        --
                                                    -------   -------   -------   -------   -------
                                                    $  1.01   $  1.14   $  0.92   $  1.20   $  1.53
                                                    -------   -------   -------   -------   -------
STATEMENT OF FINANCIAL POSITION
Net assets of discontinued operations.............  $    --   $    --   $    --   $    --   $    72
Total assets......................................    3,741     3,706     3,412     4,060     4,341
Short-term debt including current maturities of
  long-term debt..................................      472         5        13         7        13
Long-term debt....................................      869     1,336     1,224     1,211     1,560
Minority interest.................................        9         8        21         8        22
Shareholders' equity..............................    1,083     1,061       897     1,689     1,539
STATEMENT OF CASH FLOWS
Cash provided by operating activities.............  $   367   $   336   $   384   $   371   $   290
Cash provided (used) by investing activities......      (91)     (194)     (244)       (1)      302
Cash used by financing activities.................     (197)     (134)      (57)     (354)     (578)
Expenditures for property, plant, and equipment...     (100)     (112)     (126)     (145)     (135)

OTHER INFORMATION

The company has not paid a cash dividend in any of the past 5 years.

The notes to the financial statements cover changes in accounting principles in
Note 2 and reclassifications to components of sales in Note 15.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BASIS OF PRESENTATION

     Financial statements for all periods presented herein have been prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis unless otherwise noted. Certain amounts in the prior years' financial statements have been reclassified to conform with the presentation used in 2004.

     The company has 4 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, such as waste bags, tableware, food-storage bags, and cookware, for consumer markets, such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for foodservice and food-packaging markets, such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective-packaging markets, such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used.

RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. In this connection, the company recorded restructuring and other charges totaling $93 million, $58 million after tax, or $0.38 per share in 2004. The principal strategic objectives of the program are to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities; (3) increase the number of new product launches over the next several years; and (4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 1,000 salaried and hourly positions worldwide. The total cost of the restructuring program is expected to be approximately $96 million, $60 million after tax, or $0.39 per share, covering severance, asset write-offs, and other, which consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom. The majority of the program was executed in the second quarter of 2004, with the balance of the program expected to be completed in 2005.

     After-tax cash payments related to the restructuring and other actions totaled $12 million for full-year 2004.

     The following summarizes actual and expected impacts of restructuring and related actions.

                                                       SEVERANCE   ASSET WRITE-OFFS   OTHER (1)   TOTAL
(In millions)                                          ---------   ----------------   ---------   -----
Accrued restructuring balance at January 1, 2004.....    $ --            $ --           $ --      $ --
Additions/adjustments to the account
Consumer Products....................................       4              --             --         4
Foodservice/Food Packaging...........................       8              18              5        31
Protective and Flexible Packaging....................      12               9             34        55
Other................................................      --              --              3         3
                                                         ----            ----           ----      ----
Total additions/adjustments..........................      24              27             42        93
Cash payments........................................     (21)             --            (34)      (55)
Charges against asset accounts.......................      --             (27)            --       (27)
                                                         ----            ----           ----      ----
Accrued restructuring balance at December 31, 2004...    $  3            $ --           $  8      $ 11
                                                         ----            ----           ----      ----
PROJECTED TOTAL RESTRUCTURING PROGRAM COSTS
Consumer Products....................................    $  4            $ --           $ --      $  4
Foodservice/Food Packaging...........................       8              18              6        32
Protective and Flexible Packaging....................      12               9             36        57
Other................................................      --              --              3         3
                                                         ----            ----           ----      ----
Total................................................    $ 24            $ 27           $ 45      $ 96
                                                         ----            ----           ----      ----

---------------

(1) Consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom.

EXECUTIVE OVERVIEW

     Business

     Pactiv's primary business is the manufacture and sale of consumer and specialty-packaging products for the consumer, foodservice/food packaging, and protective- and flexible-packaging markets. The company's consumer products include plastic, aluminum, and paper-based products, such as waste bags, food-storage bags, and disposable tableware and cookware, sold under such well-known brand names as Hefty(R), Baggies(R), Hefty(R) OneZip(R), Hefty(R) CinchSak(R), Hefty(R) The Gripper(R), Hefty(R) Zoo Pals(R), Kordite(R), and EZ Foil(TM). Foodservice and food-packaging products include foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging for customers in the food-distribution channel, including wholesalers, supermarkets, and packer processors, who prepare and process food for consumption. The company's protective-packaging products are generally used to protect and cushion various commercial and industrial products from the point of manufacture to the point of delivery or pick-up. Pactiv's flexible-packaging products are used mainly in food, medical, pharmaceutical, chemical, and hygienic applications, and often involve custom design. The company operates 77 manufacturing facilities in 14 countries worldwide.

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

     Greater than 80% of Pactiv's sales comes from products made from different types of plastics. The principal raw materials used to manufacture these products are plastic resins, including polystyrene, polyethylene, polypropylene, polyvinyl chloride, and APET. Plastic-resin prices can be volatile and are a function of, among other things, the availability of production capacity; oil, natural gas, and other energy-related feedstock costs; and geopolitical circumstances.

     The company generates cash by collecting receivables on profitable sales in a timely manner, effectively managing inventory levels, optimizing vendor-payment terms, utilizing tax-minimization strategies, and optimizing other elements of working capital. Pactiv uses the cash it generates to invest in property, plant, and equipment and acquisitions to provide long-term sales, profit, and cash-flow growth; to retire debt; and, from time to time, to repurchase its stock. The company anticipates that its cash flow from operations will continue to be sufficient to fund its investing and financing activities.

     Pactiv has pension plans that cover substantially all of its employees. In addition, the company, in conjunction with its spin-off from Tenneco Inc. (Tenneco) in 1999, became the sponsor of retirement plans covering participating employees of certain former subsidiaries and affiliates of Tenneco. Pactiv records net pension income on its pension plans as an offset to selling, general, and administrative expenses; however, management typically excludes the effect of pension income and pension assets and liabilities in assessing performance and returns of the company.

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

SIGNIFICANT TRENDS AND OTHER

     The principal raw materials used to manufacture the company's products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 55% higher at the end of 2004 than at the end of 2003, driven principally by higher oil and benzene prices, while average industry prices for polyethylene rose by approximately 40% over the same period, fueled by higher natural-gas prices. In response to the significant escalation in resin costs, the company raised selling prices in many areas of its business during 2004, which were effective in offsetting approximately 50% of the resin-cost increases.

     Raw-material costs will likely continue to be a source of uncertainty for the company in the near-term future. Resin vendors have announced additional price increases effective in the first and second quarters of 2005; however, at this time it is not clear whether these price increases will be successfully implemented as announced, or at all. The company is closely monitoring the resin marketplace in order to respond quickly to any material cost increases.

     The company is also sensitive to other energy-related cost movements, particularly with respect to transportation and logistics costs. Historically, the company has been able to mitigate higher energy-related costs with productivity improvements and other cost reductions; however, future significant energy-related cost increases may not be fully offset with productivity initiatives.

     The company recently announced the launch of a major new-product family in its Consumer tableware business, and 2 additional new-product launches are expected to occur in 2005. To support these growth initiatives and the Hefty(R) UltraFlex(TM) waste-bag line that was launched in the third quarter of 2004, the company's investment in advertising and promotion (A&P) in 2005 is expected to increase between $60 million and $70 million compared with 2004. The impact on pretax profit of higher A&P spending, net of operating income on incremental new-product sales, is expected to be approximately $45 million to $55 million in 2005.

YEAR 2004 COMPARED WITH 2003

RESULTS OF CONTINUING OPERATIONS

     Sales

                                                               2004     2003    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer Products...........................................  $  934   $  888    5.2%
Foodservice/Food Packaging..................................   1,490    1,371    8.7
Protective and Flexible Packaging...........................     958      879    9.0
                                                              ------   ------
Total.......................................................  $3,382   $3,138    7.8%
                                                              ------   ------

     Total sales increased $244 million, or 7.8%, in 2004. Excluding the positive impact of foreign-currency exchange rates ($55 million), sales grew 5.9%, driven primarily by volume growth in the base business ($78 million) and acquisitions ($55 million), as well as price increases ($56 million).

     Sales for the Consumer Products business of $934 million increased $46 million, or 5.2%, from $888 million in 2003, reflecting strong volume growth. Volume growth was broad-based, led by an increase in tableware and the introduction of new products, including Hefty(R) Ultra-Flex(TM) waste bags and a line of cups.

     Foodservice/Food Packaging segment sales of $1.490 billion increased $119 million, or 8.7%, from $1.371 billion in 2003. Sales growth was driven by broad-based volume gains ($65 million) and higher selling prices ($54 million). Selling-price increases were implemented to offset the impact of significant increases in polystyrene-resin costs.

     Sales of Protective and Flexible Packaging products of $958 million increased $79 million, or 9.0%, from $879 million in 2003. Excluding the positive impact of foreign-currency exchange rates ($55 million), sales for this segment increased 2.5%, primarily reflecting higher protective-packaging volume, particularly in North America, offset partially by the effect of closing a molded-fiber plant in the United Kingdom.

     Operating Income

                                                              2004   2003   CHANGE
(Dollars in millions)                                         ----   ----   ------
Consumer Products...........................................  $175   $195   (10.3)%
Foodservice/Food Packaging..................................   138    178   (22.5)
Protective and Flexible Packaging...........................    20     58   (65.5)
Other.......................................................    12     35   (65.7)
                                                              ----   ----
Total.......................................................  $345   $466   (26.0)%
                                                              ----   ----

     Total operating income was $345 million in 2004, a decrease of $121 million, or 26%, from 2003, driven in large part by the recording of restructuring and other charges of $93 million in 2004, as well as by the unfavorable effect of higher plastic-resin and other energy-related costs, increased marketing-support expenditures, and lower noncash pension income, offset partially by the positive impact of selling-price increases, volume gains, restructuring-program benefits, and productivity improvements.

     The following tables summarize by segment the impact of restructuring and other charges on 2004 and 2003 operating income determined in accordance with generally accepted accounting principles (GAAP).

                                                     OPERATING INCOME -- TWELVE MONTHS ENDED DECEMBER 31,
                                                                             2004
                                                     -----------------------------------------------------
                                                     GAAP    RESTRUCTURING AND    EXCLUDING RESTRUCTURING
                                                     BASIS     OTHER CHARGES         AND OTHER CHARGES
(Dollars in millions)                                -----   ------------------   ------------------------
Consumer Products..................................  $175           $ 4                     $179
Foodservice/Food Packaging.........................   138            31                      169
Protective and Flexible Packaging..................    20            55                       75
Other..............................................    12             3                       15
                                                     ----           ---                     ----
Total..............................................  $345           $93                     $438
                                                     ----           ---                     ----

                                                     OPERATING INCOME -- TWELVE MONTHS ENDED DECEMBER 31,
                                                                             2003
                                                     -----------------------------------------------------
                                                     GAAP    RESTRUCTURING AND    EXCLUDING RESTRUCTURING
                                                     BASIS     OTHER CHARGES         AND OTHER CHARGES
(Dollars in millions)                                -----   ------------------   ------------------------
Consumer Products..................................  $195          $  --                    $195
Foodservice/Food Packaging.........................   178             (1)                    177
Protective and Flexible Packaging..................    58              1                      59
Other..............................................    35             --                      35
                                                     ----          -----                    ----
Total..............................................  $466          $  --                    $466
                                                     ----          -----                    ----

     The company's management believes that focusing on operating income excluding the effect of restructuring and other charges is a meaningful alternative way of evaluating the company's operating results. The restructuring and other charges relate to actions that will have an ongoing effect on the company, and to consider such charges as being only applicable to 2004 and 2003 could make the company's operating performance in those periods more difficult to evaluate, particularly when compared with other periods in which there were no such charges. The company's management uses operating income excluding restructuring and other charges to evaluate operating performance, and, along with other factors, in determining management compensation.

     The following table summarizes operating income excluding restructuring and other charges for 2004 and 2003.

                                                              2004   2003   CHANGE
(Dollars in millions)                                         ----   ----   ------
Consumer Products...........................................  $179   $195    (8.2)%
Foodservice/Food Packaging..................................   169    177    (4.5)
Protective and Flexible Packaging...........................    75     59    27.1
Other.......................................................    15     35   (57.1)
                                                              ----   ----
Total.......................................................  $438   $466    (6.0)%
                                                              ----   ----

     Total operating income excluding restructuring and other charges was $438 million, down $28 million, or 6.0%, versus 2003, as increased plastic-resin and other energy-related costs, higher marketing-support expenses, and lower noncash pension income were only partially offset by higher selling prices, volume growth, restructuring savings, and productivity gains.

     Operating income excluding restructuring and other charges for the Consumer Products business was $179 million, down 8.2% compared with 2003, as higher plastic-resin and other energy-related costs and increased advertising and promotional expenses were only partially offset by increased volume, higher selling prices, and productivity gains.

     Operating income excluding restructuring and other charges for the Foodservice/Food Packaging business was $169 million, down 4.5% from a year ago, reflecting the unfavorable impact of higher plastic-resin and other energy-related costs, offset, in part, by selling price increases, higher volume, and productivity improvements.

     Operating income excluding restructuring and other charges for the Protective and Flexible Packaging segment was $75 million, up 27.1% from 2003, primarily reflecting volume growth in North America, restructuring benefits, and productivity gains.

     Operating income excluding restructuring and other charges for the Other segment decreased 57.1% from 2003, principally because of a decline in noncash pension income.

     Income Taxes

     The company's effective tax rate for 2004 was 36.7%, compared with 37.7% for 2003, reflecting the positive impact of tax-planning strategies implemented during the year.

     Income from Continuing Operations

     The company recorded income from continuing operations of $155 million, or $1.01 per share, in 2004, compared with $195 million, or $1.21 per share, in 2003. The current-period results included restructuring and other charges of $58 million, or $0.38 per share, and noncash pension income of $30 million, or $0.20 per share. Prior-period results included charges for the Tenneco Packaging litigation settlement and related matters of $35 million, or $0.22 per share, and noncash pension income of $40 million after tax, or $0.25 per share.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

     In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." Pactiv adopted FIN No. 46, effective December 31, 2003, requiring the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on assets leased under its synthetic-lease arrangement from lease inception to December 31, 2003, which reduced net income in 2003 by $12 million, or $0.07 per share. Consolidation of the variable-interest entity (VIE) associated with the company's synthetic-lease facility lowered 2004 net income by approximately $3 million, or $0.02 per share.

     See "Changes in Accounting Principles" for further information.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                               2004     2003
DECEMBER 31 (In millions)                                     ------   ------
Short-term debt, including current maturities of long-term
  debt......................................................  $  472   $    5
Long-term debt..............................................     869    1,336
                                                              ------   ------
Total debt..................................................   1,341    1,341
Minority interest...........................................       9        8
Shareholders' equity........................................   1,083    1,061
                                                              ------   ------
Total capitalization........................................  $2,433   $2,410
                                                              ------   ------

     Short-term debt increased and long-term debt decreased by $467 million from December 31, 2003, to December 31, 2004, reflecting the reclassification as current of long-term debt amounts due during the following 12 months. Shareholders' equity at the end of 2004 increased $22 million from the end of 2003, reflecting the recording of net income of $155 million, the issuance of $45 million of company stock, the impact of favorable foreign-currency translation adjustments of $33 million, and the recording of a favorable minimum-pension liability adjustment of $19 million, offset partially by the repurchase of $230 million of company stock.

     The ratio of debt to total capitalization declined to 55.1% at December 31, 2004, from 55.6% at December 31, 2003, due to the increase in shareholders' equity.

     Cash Flows

                                                              2004    2003
(In millions)                                                 -----   -----
Cash provided (used) by:
  Operating activities......................................  $ 367   $ 336
  Investing activities......................................    (91)   (194)
  Financing activities......................................   (197)   (134)

     Cash provided by operating activities was $367 million in 2004, compared with $336 million in 2003. The $31 million increase reflected better working-capital management, particularly with respect to inventories, and higher cash earnings.

     Investing activities used $91 million of cash in 2004, principally for capital expenditures ($100 million). Cash used by investing activities was $194 million in 2003, primarily for capital outlays ($112 million) and acquisitions ($82 million).

     Cash used by financing activities was $197 million in 2004, driven primarily by the repurchase of company stock ($230 million), offset partially by the issuance of company stock in connection with the administration of employee benefit plans ($33 million). Financing activities used $134 million of cash in 2003, primarily related to the repurchase of company stock ($87 million) and the retirement of variable-rate debt ($67 million), offset partially by the issuance of company stock in connection with the administration of employee benefit plans ($20 million).

     Capital Commitments

     Commitments for authorized capital expenditures totaled approximately $156 million at December 31, 2004, of which approximately $141 million will be spent in 2005 It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

     Contractual Obligations

     The company enters into arrangements that obligate it to make future payments under long-term contracts. Summarized below are such contractual obligations at December 31, 2004.

                                                                           DUE IN
                                                    ----------------------------------------------------
                                                                                               MORE THAN
                                           TOTAL    LESS THAN 1 YEAR   1-3 YEARS   3-5 YEARS    5 YEARS
(In millions)                              ------   ----------------   ---------   ---------   ---------
Long-term debt obligations(1)............  $2,526         $560           $237        $126       $1,603
Operating-lease obligations..............     126           21             31          41           33
Purchase obligations(2)..................     403          378             22           2            1
Other long-term liabilities(3)...........     446           23             38          32          353
                                           ------         ----           ----        ----       ------
Total....................................  $3,501         $982           $328        $201       $1,990
                                           ------         ----           ----        ----       ------

---------------

(1) Includes fixed-rate debentures, variable-rate debt related to the company's synthetic-lease agreement, and other fixed-rate debt, plus related interest-payment obligations based on rates in effect at December 31, 2004.

(2) Includes open capital commitments, amounts related to the purchase of minimum quantities of raw materials at current market prices under supply agreements and other long-term vendor agreements with specific payment provisions and early termination penalties.

(3) Includes undiscounted workers' compensation obligations, and undiscounted and unfunded post-retirement medical and supplemental pension-funding requirements.

     Liquidity and Off-Balance-Sheet Financing

     The company uses various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year, $600 million revolving-credit facility, none of which was outstanding at December 31, 2004. The company was in full compliance with financial and other covenants of its revolving-credit agreement at year-end 2004. The company also utilizes an asset-securitization program as off-balance-sheet financing. Amounts securitized under this program were $10 million at both December 31, 2004, and December 31, 2003. Termination of the asset-securitization program would require the company to increase its debt or decrease its cash balance by a corresponding amount.

     The company has pension plans that cover substantially all of its employees. Cash-funding requirements for the plans are governed primarily by the Employee Retirement Income Security Act (ERISA). Based on long-term projections and regulations in existence at December 31, 2004, no cash contributions to the plans will be required through at least 2014.

     On November 3, 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco, Tenneco Packaging, and Packaging Corporation of America (PCA), Tenneco's former containerboard business (Tenneco Packaging litigation). The settlement resulted in Pactiv recording a pretax charge of $56 million, $35 million after tax, or $0.22 per share, a portion of which ($35 million, or $19 million after tax) was paid in cash in 2003. This charge included the establishment of a reserve for the estimated liability associated with lawsuits filed by certain members of the original class action who subsequently opted out of the class and filed their own lawsuits. While it is not possible to predict the outcome of related proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a materially adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period.

     In December 2003, the board of directors approved a plan for the company to repurchase up to 5 million shares of its common stock using open-market or privately-negotiated transactions, with the repurchased shares to be held in treasury for general corporate purposes. In March 2004, the board of directors approved a plan for the company to repurchase an additional 5 million shares of its common stock under terms and conditions similar to those included in the December 2003 plan. In August 2004, the board of directors approved a plan for the company to repurchase a third tranche of 5 million shares of its common stock under terms and conditions similar to those included in the December 2003 and March 2004 plans. Pursuant to these authorizations, in 2004 the company acquired 10.1 million shares at an average cost of $22.71 per share, or a total outlay of $230 million. See Part II, Item 8 for additional information.

     In January 2005, the company voluntarily prepaid its $169 million synthetic-lease facility. See Note 18 for additional information.

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

     Sales for the Consumer Products business of $888 million increased $47 million, or 5.6%, from $841 million in 2002, reflecting strong volume growth, higher waste-bag selling prices, and lower promotional spending. Volume grew solidly in tableware and waste bags, aided by realizing the full-year effect of sales of new products introduced in 2002 (primarily Hefty(R) The Gripper(R) tall kitchen bags). Similarly, the Hefty(R) Pals line of children's plates introduced in 2002 posted volume and market-share growth during 2003.

     Foodservice/Food Packaging segment sales of $1.371 billion increased $150 million, or 12.3%, from $1.221 billion in 2002. Excluding the positive impact of acquisitions ($111 million) and foreign-currency exchange rates ($3 million), sales grew 3%, driven primarily by higher selling prices. During 2003, price increases were implemented in many areas of this business in response to higher polystyrene-resin costs.

     Sales of Protective and Flexible Packaging products of $879 million increased $61 million, or 7.5%, from $818 million in 2002. Excluding the positive impact of foreign-currency exchange rates ($68 million) and acquisitions ($5 million), sales for this segment fell 1%, primarily reflecting volume softness in Europe, offset partially by price increases in both North America and Europe.

     Operating Income

                                                              2003   2002   CHANGE
(Dollars in millions)                                         ----   ----   ------
Consumer Products...........................................  $195   $188     3.7%
Foodservice/Food Packaging..................................   178    158    12.7
Protective and Flexible Packaging...........................    58     62    (6.5)
Other.......................................................    35     55   (36.4)
                                                              ----   ----
Total.......................................................  $466   $463     0.6%
                                                              ----   ----

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

     Operating income for the Protective and Flexible Packaging segment decreased $4 million, or 6.5%, from 2002, mainly reflecting unfavorable spread, lower volume, and a $4 million reversal in 2002 of a previously recorded restructuring charge, offset partially by benefits from productivity improvements.

     Operating income for the Other segment was $35 million in 2003, a decrease of $20 million, or 36.4%, from 2002, driven mainly by a $45 million decline in noncash pension income, offset partially by the impact of administrative productivity improvement and procurement savings.

     Tenneco Packaging Litigation Settlement and Other

     On November 3, 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco, Tenneco Packaging, and PCA, Tenneco's former containerboard business (Tenneco Packaging litigation). The settlement resulted in Pactiv recording a pretax charge of $56 million, $35 million after tax, or $0.22 per share. This charge includes the establishment of a reserve for the estimated liability associated with lawsuits filed by certain members of the original class action who subsequently opted out of the class and filed their own lawsuits. See Note 16 for additional information.

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

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." Pactiv adopted FIN No. 46, effective December 31, 2003, requiring the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on assets leased under its synthetic-lease arrangement from lease inception to December 31, 2003, which reduced net income in 2003 by $12 million, or $0.07 per share.

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002, the company adopted SFAS No. 142 and recorded a related goodwill-impairment charge for certain Protective and Flexible Packaging businesses of $83 million, $72 million after tax, or $0.45 per share, as a cumulative effect of change in accounting principles in the first quarter of 2002.

     See "Changes in Accounting Principles" for further information.

CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 does not permit goodwill and certain intangibles to be amortized, but requires that an impairment loss be recognized if recorded amounts exceed fair values. Effective January 1, 2002, the company adopted SFAS No. 142, and recorded a related goodwill-impairment charge of $83 million, $72 million after tax, or $0.45 per share, in the first quarter of 2002.

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

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that the fair value of all share-based payments to employees, including grants of stock options, be recognized in the financial statements, and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which required that the "intrinsic value" method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of the award and is recognized in the statement of income over the period during which an employee is required to provide service (normally the vesting period). SFAS No. 123(R) is effective as of the beginning of the first interim or annual period after June 30, 2005. The impact of adopting SFAS 123(R) cannot be predicted at this time, since it depends on levels of future share-based payments. However, if the company had adopted SFAS 123(R) in prior periods, the impact of adoption would have paralleled impacts described under the caption "Stock-Based Compensation" of
Note 2 to the financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as cash flow from financing activities, rather than its current classification in cash flow from operating activities. It is not possible to predict these amounts, since they depend on the timing of employee stock option exercises. Amounts recognized for such excess tax deduction benefits were $6 million, $3 million, and $1 million in 2004, 2003, and 2002, respectively.

CRITICAL ACCOUNTING POLICIES

     Following are Pactiv's accounting policies that in management's opinion involve the exercise of considerable judgment and the use of estimates, and have the most significant impact on the company's financial condition and results of operations.

REVENUE RECOGNITION

     The company recognizes sales when the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as products are shipped. In arriving at net sales, the company estimates the amount of deductions from sales that are likely to be earned or taken by customers in conjunction with incentive programs such as volume rebates, early payment discounts, and coupon redemptions. Such estimates are based on historical trends and are reviewed quarterly for possible revision. The company believes the amount of sales deductions reflected in net sales for the 12 months ended December 31, 2004, is reasonable. In the event that future sales-deduction trends vary significantly from past or expected trends, reported sales may increase or decrease by a material amount.

INVENTORY VALUATION

     The company's inventories are stated at the lower of cost or market. A portion of inventories (52% and 53% at December 31, 2004, and 2003, respectively) is valued using the last-in, first-out

(LIFO) method of accounting. Management prefers the LIFO method in that it reflects in cost of sales the current cost of the company's raw materials (primarily plastic resins), which can be volatile. If the company had valued inventories using the first-in, first-out (FIFO) accounting method, net income would have been $32 million, or $0.21 per share, higher in 2004, $9 million, or $0.06 per share, higher in 2003, and $2 million, or $0.01 per share, higher in 2002.

     The company's Protective and Flexible Packaging business values its inventory using FIFO or average-cost methods. Many of this business' operations are located in countries in which the use of the LIFO method of inventory accounting is not permitted.

     Management periodically reviews inventory balances to identify slow-moving and/or obsolete items. This determination is based on a number of factors, including new-product introductions, changes in consumer-demand patterns, and historical usage trends.

PENSION PLANS

     The company accounts for pension plans in accordance with requirements of SFAS No. 87, "Employers' Accounting for Pensions." Pension-plan income ($48 million, $64 million, and $109 million for the 12 months ended December 31, 2004, 2003, and 2002, respectively) is included in the statement of income as an offset to selling, general, and administrative expenses. It is estimated that the company's noncash pension income will decline to $46 million in 2005.

     Projections of pension income are based on a number of factors, including estimates of future returns on pension-plan assets; assumptions pertaining to the amortization of actuarial gains/losses; expectations regarding employee compensation; and assumptions related to participant turnover, retirement age, and life expectancy.

     In developing its assumption regarding the rate of return on pension-plan assets, the company estimates future returns on various classes of assets, risk-free rates of return, and long-term inflation rates. Since inception in 1971, the pension plans' annual rate of return on assets has averaged 11.0%. Historically, the plans have invested approximately 70% of assets in equity securities and 30% in fixed-income investments. After considering all of these factors, the company concluded that the use of a 9% rate-of-return on assets assumption was appropriate for 2004. Holding all other assumptions constant, a one-half percentage-point change in the rate-of-return on assets assumption would impact the company's pretax pension income by approximately $19 million.

     The company's discount-rate assumption is based on the composite yield on a portfolio of high-quality corporate bonds constructed with durations to match the plans' future benefit obligations. In this connection, the company used a discount-rate assumption of 6.25% for both 2004 and 2003. Holding all other assumptions constant, a one-half percentage-point change in the discount rate would impact the company's pretax pension income by approximately $5 million.

     The company utilizes a market-related method for calculating the value of plan assets. This method recognizes the difference between actual and expected returns on plan assets over a 5-year period. Resulting unrecognized gains or losses, along with other actuarial gains and losses, are amortized using the "corridor approach" discussed in SFAS No. 87.

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

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at December 31, 2004, all of which will mature in 2005.

                                                          NOTIONAL AMOUNT                     NOTIONAL AMOUNT
                                                        OF FOREIGN CURRENCY   EXCHANGE RATE   OF U.S. DOLLARS
(In millions, except settlement rates)                  -------------------   -------------   ---------------
Euros             --   Purchase......................            53              1.363               72
                  --   Sell..........................           (26)             1.363              (36)
British pounds    --   Purchase......................            17              1.925               34
                  --   Sell..........................           (35)             1.925              (67)
Czech korunas     --   Sell..........................           (22)             0.044               (1)
Hungarian forint  --   Purchase......................           245              0.005                2
                  --   Sell..........................          (595)             0.005               (3)

INTEREST RATES

     At December 31, 2004, the company had public-debt securities of $1.174 billion outstanding, with fixed interest rates and maturity dates ranging from 1 to 23 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time. In addition, the company had other fixed-rate debt of $1 million and floating-rate debt of $169 million outstanding at December 31, 2004.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                                              THERE-
                                                              2005   2007     AFTER      TOTAL
(Dollars in millions)                                         ----   ----   ----------   ------
Fixed-rate debt securities..................................  $299   $ 99      $776      $1,174
Average interest rate.......................................   7.2%   8.0%      8.1%        7.9%
Fair value..................................................  $308   $106      $965      $1,379
Floating-rate debt(1).......................................  $169   $ --      $ --      $  169
Fair value..................................................  $169   $ --      $ --      $  169
Fixed-rate debt.............................................  $  1   $ --      $ --      $    1
Average interest rate.......................................   4.5%    --        --         4.5%
Fair value..................................................  $  1   $ --      $ --      $    1

---------------

(1) In January 2005, the company voluntarily prepaid its $169 million synthetic-lease facility. See Note 18 for additional information.

     Prior to the spin-off, the company entered into an interest-rate swap to hedge its exposure to interest-rate movements. The company settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

     In the first quarter of 2001, the company entered into interest-rate swap agreements to convert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. During the first quarter of 2002, the company exited these swap agreements, and the resulting accumulated net loss ($1 million at December 31, 2004) is being expensed over the remaining life of the underlying obligation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX OF THE FINANCIAL STATEMENTS OF PACTIV CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Management's Report on Internal Control over Financial
  Reporting.................................................   24
Report of Independent Registered Public Accounting Firm.....   25
Report of Independent Registered Public Accounting Firm on
  Internal Control Over Financial Reporting.................   26
Statement of income for each of the three years in the
  period ended December 31, 2004............................   27
Statement of financial position at December 31, 2004 and
  2003......................................................   28
Statement of cash flows for each of the three years in the
  period ended December 31, 2004............................   29
Statement of shareholders' equity and comprehensive income
  (loss) for each of the three years in the period ended
  December 31, 2004.........................................   30
Notes to financial statements...............................   31

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). The company's internal control over financial reporting is designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

     Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth in the Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that, as of December 31, 2004, the company's internal control over financial reporting was effective based on those criteria.

     Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the company's internal control over financial reporting appears on page 25 hereof.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pactiv Corporation:

     We have audited the accompanying consolidated statements of financial position of Pactiv Corporation and consolidated subsidiaries (the company) as of December 31, 2004, and 2003, and the related consolidated statements of income, cash flows, and shareholders' equity and other comprehensive income (loss) for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index for Item 15. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial-statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pactiv Corporation and consolidated subsidiaries at December 31, 2004, and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 2 and 8 to the financial statements, the company changed its method of accounting for goodwill and intangible assets in the year ended December 31, 2002, and for consolidation of variable interest entities as of December 31, 2003.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005, expressed an unqualified opinion thereon.

                                          /s/ ERNST & YOUNG LLP
Chicago, Illinois
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
                              FINANCIAL REPORTING

The Board of Directors and Shareholders of Pactiv Corporation:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Pactiv Corporation and consolidated subsidiaries (the "company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparations of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements of the company as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and our report dated March 15, 2005, expressed an unqualified opinion thereon.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 15, 2005

CONSOLIDATED STATEMENT OF INCOME

FOR YEARS ENDED DECEMBER 31                                  2004          2003          2002
(In millions, except share and per-share data)            -----------   -----------   -----------
SALES
  Consumer Products.....................................  $       934   $       888   $       841
  Foodservice/Food Packaging............................        1,490         1,371         1,221
  Protective and Flexible Packaging.....................          958           879           818
                                                          -----------   -----------   -----------
                                                                3,382         3,138         2,880
                                                          -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization.......................................        2,450         2,206         1,967
  Selling, general, and administrative..................          323           302           296
  Depreciation and amortization.........................          169           163           158
  Other expense, net....................................            2             1            --
  Restructuring and other...............................           93            --            (4)
                                                          -----------   -----------   -----------
                                                                3,037         2,672         2,417
                                                          -----------   -----------   -----------
OPERATING INCOME........................................          345           466           463
Tenneco Packaging litigation settlement and other.......           --            56            --
Interest expense, net of interest capitalized...........          101            96            96
Income-tax expense......................................           90           118           146
Minority interest.......................................           (1)            1             1
                                                          -----------   -----------   -----------
Income from continuing operations.......................          155           195           220
Cumulative effect of changes in accounting principles,
  net of income tax.....................................           --           (12)          (72)
                                                          -----------   -----------   -----------
NET INCOME..............................................  $       155   $       183   $       148
EARNINGS PER SHARE
Average number of shares of common stock outstanding
  Basic.................................................  151,289,798   157,932,323   158,618,274
  Diluted...............................................  153,763,156   160,143,600   160,613,075
Basic earnings per share of common stock
  Continuing operations.................................  $      1.02   $      1.23   $      1.38
  Cumulative effect of changes in accounting
     principles.........................................           --         (0.07)        (0.45)
                                                          -----------   -----------   -----------
  Net income per basic share of common stock............  $      1.02   $      1.16   $      0.93
                                                          -----------   -----------   -----------
Diluted earnings per share of common stock
  Continuing operations.................................  $      1.01   $      1.21   $      1.37
  Cumulative effect of changes in accounting
     principles.........................................           --         (0.07)        (0.45)
                                                          -----------   -----------   -----------
  Net income per diluted share of common stock..........  $      1.01   $      1.14   $      0.92
                                                          -----------   -----------   -----------

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                               2004     2003
AT DECEMBER 31 (IN MILLIONS, EXCEPT SHARE DATA)               ------   ------
ASSETS
Current assets
  Cash and temporary cash investments.......................  $  222   $  140
  Accounts and notes receivable
     Trade, less allowances of $11 and $11 in the respective
      periods...............................................     391      346
     Other..................................................      15       28
  Inventories...............................................     406      399
  Deferred income taxes.....................................      29       46
  Prepayments and other.....................................      16       23
                                                              ------   ------
  Total current assets......................................   1,079      982
                                                              ------   ------
Property, plant, and equipment, net.........................   1,445    1,522
                                                              ------   ------
Other assets
  Goodwill..................................................     657      643
  Intangible assets, net....................................     280      298
  Pension assets, net.......................................     214      195
  Other.....................................................      66       66
                                                              ------   ------
  Total other assets........................................   1,217    1,202
                                                              ------   ------
TOTAL ASSETS................................................  $3,741   $3,706
                                                              ------   ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................  $  472   $    5
  Accounts payable..........................................     246      198
  Taxes accrued.............................................      13       16
  Interest accrued..........................................       9        9
  Accrued promotions, rebates, and discounts................      67       69
  Accrued litigation........................................      25       29
  Accrued payroll and benefits..............................      71       79
  Other.....................................................      81       69
                                                              ------   ------
  Total current liabilities.................................     984      474
                                                              ------   ------
Long-term debt..............................................     869    1,336
                                                              ------   ------
Deferred income taxes.......................................     248      212
                                                              ------   ------
Pension and post-retirement benefits........................     505      576
                                                              ------   ------
Other.......................................................      43       39
                                                              ------   ------
Minority interest...........................................       9        8
                                                              ------   ------
Shareholders' equity
  Common stock (148,711,815 and 156,335,967 shares issued
     and outstanding after deducting 23,071,362 and
     15,447,208 shares held in treasury in the respective
     periods)...............................................       2        2
  Premium on common stock and other capital surplus.........   1,141    1,326
  Accumulated other comprehensive income (loss)
     Currency translation adjustment........................      90       57
     Additional minimum pension liability...................    (978)    (997)
     Derivative losses......................................      (1)      (1)
  Retained earnings.........................................     829      674
                                                              ------   ------
  Total shareholders' equity................................   1,083    1,061
                                                              ------   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $3,741   $3,706
                                                              ------   ------

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2004    2003    2002
FOR THE YEARS ENDED DECEMBER 31 (In millions)                 -----   -----   -----
OPERATING ACTIVITIES
Income from continuing operations...........................  $ 155   $ 195   $ 220
Adjustments to reconcile income from continuing operations
  to cash provided by operating activities
  Depreciation and amortization.............................    169     163     158
  Deferred income taxes.....................................     34      33     101
  Restructuring and other...................................     36      --      (4)
  Noncash retirement benefits, net..........................    (48)    (64)   (109)
  Changes in components of working capital
     (Increase) decrease in receivables.....................    (21)      4     (40)
     Increase in inventories................................     (3)    (15)     (9)
     (Increase) decrease in prepayments and other current
      assets................................................      4      (1)      3
     Increase (decrease) in accounts payable................     46     (27)      4
     Increase in taxes accrued..............................      6      36      35
     Increase (decrease) in other current liabilities.......    (12)      8      10
  Other.....................................................      1       4      15
                                                              -----   -----   -----
CASH PROVIDED BY OPERATING ACTIVITIES.......................    367     336     384
                                                              -----   -----   -----
INVESTING ACTIVITIES
Net proceeds from sale of businesses and assets.............      9       3       7
Expenditures for property, plant, and equipment.............   (100)   (112)   (126)
Acquisitions of businesses and assets.......................     --     (82)   (125)
Investments and other.......................................     --      (3)     --
                                                              -----   -----   -----
CASH USED BY INVESTING ACTIVITIES...........................    (91)   (194)   (244)
                                                              -----   -----   -----
FINANCING ACTIVITIES
Issuance of common stock....................................     33      20      11
Purchase of common stock....................................   (230)    (87)    (40)
Retirement of long-term debt................................     --     (67)    (22)
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................     --      --      (6)
                                                              -----   -----   -----
CASH USED BY FINANCING ACTIVITIES...........................   (197)   (134)    (57)
                                                              -----   -----   -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................      3       5       3
                                                              -----   -----   -----
INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS.............     82      13      86
                                                              -----   -----   -----
Cash and temporary cash investments, January 1..............    140     127      41
                                                              -----   -----   -----
CASH AND TEMPORARY CASH INVESTMENTS, DECEMBER 31............  $ 222   $ 140   $ 127
                                                              -----   -----   -----
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid during year for interest..........................  $ 100   $  97   $  97
Cash paid for income taxes..................................     41      44      18

The accompanying notes to financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
(LOSS)

                                          PREMIUM ON
                                         COMMON STOCK               ACCUMULATED
                                          AND OTHER                    OTHER           TOTAL           TOTAL
                                COMMON     CAPITAL      RETAINED   COMPREHENSIVE   SHAREHOLDERS'   COMPREHENSIVE
                                STOCK      SURPLUS      EARNINGS   INCOME (LOSS)      EQUITY       INCOME (LOSS)
(In millions)                   ------   ------------   --------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2001....    $2        $1,398        $343         $ (54)         $1,689
Premium on common stock issued
  (1,369,545 shares)..........                  21                                        21
Treasury stock repurchased
  (2,119,009 shares)..........                 (40)                                      (40)
Translation of
  foreign-currency
  statements..................                                            42              42           $  42
Additional minimum pension-
  liability adjustment, net of
  tax of $538.................                                          (966)           (966)           (966)
Change in unrealized losses on
  interest-rate swaps.........                                             3               3               3
Net income....................                             148                           148             148
                                                                                                       -----
Total comprehensive loss......                                                                          (773)
                                  --        ------        ----         -----          ------           -----
BALANCE, DECEMBER 31, 2002....     2         1,379         491          (975)            897
Premium on common stock issued
  (1,966,849 shares)..........                  34                                        34
Treasury stock repurchased
  (4,312,600 shares)..........                 (87)                                      (87)
Translation of
  foreign-currency
  statements..................                                            61              61              61
Additional minimum pension-
  liability adjustment, net of
  tax of $15..................                                           (28)            (28)            (28)
Change in unrealized losses on
  interest-rate swaps.........                                             1               1               1
Net income....................                             183                           183             183
                                                                                                       -----
Total comprehensive income....                                                                           217
                                  --        ------        ----         -----          ------           -----
BALANCE, DECEMBER 31, 2003....     2         1,326         674          (941)          1,061
Premium on common stock issued
  (2,524,346 shares)..........                  45                                        45
Treasury stock repurchased
  (10,148,500 shares).........                (230)                                     (230)
Translation of
  foreign-currency
  statements..................                                            33              33              33
Additional minimum pension-
  liability adjustment, net of
  tax of $12..................                                            19              19              19
Net income....................                             155                           155             155
                                                                                                       -----
TOTAL COMPREHENSIVE INCOME....                                                                         $ 207
                                  --        ------        ----         -----          ------           -----
BALANCE, DECEMBER 31, 2004....    $2        $1,141        $829         $(889)         $1,083
                                  --        ------        ----         -----          ------

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

     Financial statements for all periods presented herein have been prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis unless otherwise noted. Certain amounts in the prior years' financial statements have been reclassified to conform with the presentation used in 2004.

     The company has 4 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, such as waste bags, tableware, food-storage bags, and cookware, for consumer markets, such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for foodservice and food-packaging markets, such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; Protective and Flexible Packaging, which relates to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective-packaging markets, such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used.

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

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $10 million at both December 31, 2004, and 2003. The remainder of the pool ($94 million at December 31, 2004) is pledged as collateral in the event any of the sold receivables were to be uncollectible. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and changes in such amounts are included in cash provided by operating activities in the statement of cash flows. Discounts and fees related to these sales were immaterial in 2004 and 2003 and totaled $1 million in 2002, and were included in other income/expense in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt would increase or its cash balance would decrease by an amount corresponding to the level of sold receivables at such time.

INVENTORIES

     Inventories are stated at the lower of cost or market. A portion of inventories (52% and 53% at December 31, 2004, and 2003, respectively) are valued using the last-in, first-out method of accounting. All other inventories are valued using first-in, first-out (FIFO) or average-cost methods. If FIFO or average-cost methods had been used to value all inventories, the total inventory balance would have been $54 million higher at December 31, 2004, and $3 million higher at December 31, 2003.

PROPERTY, PLANT, AND EQUIPMENT, NET

     Depreciation is recorded on a straight-line basis over the estimated useful lives of assets. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. Depreciation expense totaled $152 million, $146 million, and $140 million for the years ended December 31, 2004, 2003, and 2002, respectively.

     The company capitalizes certain costs related to the purchase and development of software used in its business. Such costs are amortized over the estimated useful lives of the assets, ranging from 3 to 12 years. Capitalized software development costs, net of amortization, were $47 million and $53 million at December 31, 2004, and 2003, respectively.

     The company periodically reevaluates carrying values and estimated useful lives of long-lived assets to determine if adjustments are warranted. The company uses estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives.

GOODWILL AND INTANGIBLES, NET

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 does not permit goodwill and indefinite-lived intangibles to be amortized and requires that these assets be reviewed at least annually for possible impairment. The company's annual review for possible impairment of goodwill and indefinite-lived intangibles is conducted in the quarter ending December 31, or earlier as warranted by events or changes in circumstances. Possible impairment of goodwill is determined using a two-step process. The first step requires that the fair value of individual reporting units be compared with their respective carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment, if any. This second step requires that the fair value of a reporting unit be allocated to all of the assets and liabilities of that unit, including definite- and indefinite-lived intangibles. Any remaining fair value is the implied goodwill of the reporting unit, which is then compared with the carrying value of goodwill to determine possible impairment. In determining the fair value of tangible assets, the company obtains appraisals from independent valuation firms. Similarly, the impairment test for definite- and indefinite-lived intangible assets requires that their fair values be compared with their carrying values. If the carrying value of an intangible asset exceeds its fair value, an impairment equal to the excess is recognized. Estimates of fair value used in testing goodwill and indefinite-lived intangible assets for possible impairment are primarily determined using projected discounted cash flows, along with other publicly available market information. These approaches use estimates and assumptions, including the amount and timing of projected cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, and appropriate market comparables. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. See Note 8 to the financial statements for additional information.

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

GENERAL AND ADMINISTRATIVE EXPENSES

     The company records net pension income as an offset to selling, general, and administrative expenses. Such noncash income totaled $48 million, $64 million, and $109 million in 2004, 2003, and 2002, respectively.

RESEARCH AND DEVELOPMENT

     Research and development costs, which are expensed as incurred, totaled $33 million, $32 million, and $35 million in 2004, 2003, and 2002, respectively.

ADVERTISING

     Advertising production costs are expensed as incurred, while advertising media costs are expensed in the period in which the related advertising first takes place. Advertising expenses were $12 million, $7 million, and $17 million in 2004, 2003, and 2002, respectively.

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

                                                               2004     2003     2002
(In millions, except for per-share data)                      ------   ------   ------
Net income..................................................  $  155   $  183   $  148
After-tax adjustment of stock-based compensation costs
  Intrinsic-value method....................................       3        4        4
  Fair-value method.........................................     (13)     (14)     (13)
                                                              ------   ------   ------
Pro forma...................................................  $  145   $  173   $  139
                                                              ------   ------   ------
EARNINGS PER SHARE
Basic.......................................................  $ 1.02   $ 1.16   $ 0.93
Adjustment of stock-based compensation costs
  Intrinsic-value method....................................    0.02     0.03     0.02
  Fair-value method.........................................   (0.08)   (0.09)   (0.08)
                                                              ------   ------   ------
Pro forma...................................................  $ 0.96   $ 1.10   $ 0.87
                                                              ------   ------   ------
Diluted.....................................................  $ 1.01   $ 1.14   $ 0.92
Adjustment of stock-based compensation costs
  Intrinsic-value method....................................    0.02     0.03     0.02
  Fair-value method.........................................   (0.08)   (0.09)   (0.08)
                                                              ------   ------   ------
Pro forma...................................................  $ 0.95   $ 1.08   $ 0.86
                                                              ------   ------   ------

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

     The company does not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries in that it is management's present intention to reinvest those earnings in foreign operations. Unremitted earnings of foreign subsidiaries totaled $157 million and $128 million at December 31, 2004, and December 31, 2003, respectively. The unrecognized deferred-tax liability associated with unremitted earnings totaled approximately $42 million and $25 million at December 31, 2004, and December 31, 2003, respectively.

     In October 2004, the American Jobs Creation Act of 2004 was enacted. The Act provides a temporary incentive to U.S. corporations to repatriate accumulated income earned abroad by allowing them to claim a deduction of 85% of dividends received for certain dividends from controlled foreign corporations. This provision is subject to several limitations, and, uncertainty currently exists with respect to how to interpret numerous provisions in the Act. As a result, the company is not yet able to determine whether, and to what extent, it will repatriate foreign earnings that have not yet been remitted to the United States.

EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding. Diluted earnings per share is calculated in the same manner; however, adjustments are made to reflect the potential issuance of dilutive shares.

RISK MANAGEMENT

     From time to time, the company uses derivative financial instruments, principally foreign-currency purchase and sale contracts with terms of less than 1 year, to hedge its exposure to changes in foreign-currency exchange rates. Net gains or losses on such contracts are recognized in the income statement as offsets to foreign-currency gains or losses on the underlying transactions. In the statement of cash flows, cash receipts and payments related to hedge contracts are classified in the same way as cash flows from the transactions being hedged.

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

     Gains and losses on derivative contracts were not material in 2004, 2003, and 2002. The company does not use derivative financial instruments for speculative purposes.

CHANGES IN ACCOUNTING PRINCIPLES

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142. SFAS No. 141 requires that business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 does not permit goodwill and certain intangibles to be amortized, but requires that an impairment loss be recognized if recorded amounts exceed fair values. Effective January 1, 2002, the company adopted SFAS No. 142, and recorded a goodwill-impairment charge of $83 million, $72 million after tax, or $0.45 per share, in the first quarter of 2002. See Note 8 for additional information.

     In January 2003, the FASB issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIEs), defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for entities to support their activities. FIN No. 46 requires that (1) companies consolidate VIEs if they are required to recognize the majority of such entities' gains and losses and (2) disclosures be made regarding VIEs that companies are not required to consolidate but in which they have a significant variable interest. Consolidation requirements apply immediately to VIEs created after January 31, 2003, and to existing VIEs in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when VIEs were created. Upon Pactiv's December 31, 2003, adoption of FIN No. 46, the company consolidated a VIE associated with properties covered by its synthetic-lease facility, resulting in an increase in long-term debt and property, plant, and equipment of $169 million and $150 million, respectively. Consolidation of the VIE also required the company to recognize, as a cumulative effect of change in accounting principles, depreciation expense on the leased assets from lease inception to December 31, 2003, of $19 million, $12 million after tax, or $0.07 per share. Consolidation of the VIE associated with the company's synthetic-lease facility lowered 2004 net income by approximately $3 million, or $0.02 per share.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that the fair value of all share-based payments to employees, including grants of stock options, be recognized in the financial statements, and supercedes APB No. 25, which required that the "intrinsic value" method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of the award and is recognized in the statement of income over the period during which an employee is required to provide service (normally the vesting period). SFAS No. 123(R) is effective as of the beginning of the first interim or annual period after June 30, 2005. The impact of adopting SFAS 123(R) cannot be predicted at this time, since it depends on levels of future share-based payments. However, if the company had adopted SFAS 123(R) in prior periods, the impact of adoption would have paralleled impacts described under the caption "Stock-Based Compensation" of this footnote. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as cash flow from financing activities, rather than its current classification in cash flow from operating activities. It is not possible to predict these amounts, since they depend on the timing of employee stock option exercises. Amounts recognized for such excess tax deduction benefits were $6 million, $3 million, and $1 million in 2004, 2003, and 2002, respectively.

ESTIMATES

     Financial-statement presentation requires management to make estimates and assumptions that affect reported amounts for assets, liabilities, sales, and expenses. Actual results may differ from such estimates.

RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified to conform to current-year presentation.

NOTE 3. RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. In this connection, the company recorded restructuring and other charges totaling $93 million, $58 million after tax, or $0.38 per share in 2004. The principal strategic objectives of the program are to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities; (3) increase the number of new product launches over the next several years; and (4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 1,000 salaried and hourly positions worldwide. The total cost of the restructuring program is expected to be approximately $96 million, $60 million after tax, or $0.39 per share, covering severance, asset write-offs, and other, which consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom. The majority of the program was executed in the second quarter of 2004, with the balance expected to be completed in 2005.

     After-tax cash payments related to the restructuring and other actions totaled $12 million for full-year 2004.

     The following summarizes actual and expected impacts of restructuring and related actions.

                                                                         ASSET
                                                           SEVERANCE   WRITE-OFFS   OTHER(1)    TOTAL
(In millions)                                              ---------   ----------   ---------   -----
Accrued restructuring balance at January 1, 2004.........    $ --         $ --        $ --      $ --
Additions/adjustments to the account
  Consumer Products......................................       4           --          --         4
  Foodservice/Food Packaging.............................       8           18           5        31
  Protective and Flexible Packaging......................      12            9          34        55
  Other..................................................      --           --           3         3
                                                             ----         ----        ----      ----
Total additions/adjustments..............................      24           27          42        93
Cash payments............................................     (21)          --         (34)      (55)
Charges against asset accounts...........................      --          (27)         --       (27)
                                                             ----         ----        ----      ----
Accrued restructuring balance at December 31, 2004.......    $  3         $ --        $  8      $ 11
                                                             ----         ----        ----      ----
PROJECTED TOTAL RESTRUCTURING PROGRAM COSTS
  Consumer Products......................................    $  4         $ --        $ --      $  4
  Foodservice/Food Packaging.............................       8           18           6        32
  Protective and Flexible Packaging......................      12            9          36        57
  Other..................................................      --           --           3         3
                                                             ----         ----        ----      ----
Total....................................................    $ 24         $ 27        $ 45      $ 96
                                                             ----         ----        ----      ----

---------------

(1) Consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom.

NOTE 4. ACQUISITIONS AND DISPOSITIONS

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

     On October 21, 2002, Pactiv purchased a 70% interest in the stock of Mexico-based Central de Bolsas, S.A. de C.V. (Jaguar), a leading thermoformer of high-impact polystyrene (HIPS) cold cups and plates and polystyrene foam foodservice/food packaging. For this interest, Pactiv paid $31 million to the shareholders of Jaguar and made a $20 million equity investment in Jaguar. On August 8, 2003, the company acquired the remaining 30% of the stock of Jaguar for $22 million, making it a wholly-owned subsidiary of Pactiv. At December 31, 2003, the allocation of the purchase price to the net assets of Jaguar and the related recognition of $12 million of goodwill were based on preliminary estimates of the fair-market value of the assets and liabilities acquired, and, therefore, were subject to revision upon receipt of final appraisals. Appraisals of the fair-market value of the assets acquired were finalized during 2004, resulting in related goodwill being increased by $10 million, and property, plant, and equipment being decreased by $10 million.

     On October 27, 2003, Pactiv purchased, for $60 million, the plastic-packaging assets of Rock-Tenn Company, which are used in the manufacture of APET and polypropylene products for food packaging. Appraisals of the fair-market value of the assets acquired were finalized during the second quarter of 2004, resulting in related goodwill being reduced by $6 million, and property, plant, and equipment and intangible assets being increased by $5 million and $1 million, respectively.

NOTE 5. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

                                                              2004     2003
DECEMBER 31 (In millions)                                     -----   ------
Pactiv Corporation
  Notes due 2005, effective interest rate of 7.2%...........  $ 299   $  297
  Notes due 2007, effective interest rate of 8.0%...........     98       98
  Debentures due 2017, effective interest rate of 8.1%......    300      300
  Debentures due 2025, effective interest rate of 7.9%, net
     of $1 million of unamortized discount..................    275      275
  Debentures due 2027, effective interest rate of 8.4%, net
     of $4 million of unamortized discount..................    196      196
  Debentures due 2005, effective interest rate based on
     LIBOR plus 1.1%........................................    169      169
Subsidiaries
  Notes due 2005 through 2006, average effective interest
     rate of 3.6% in 2004 and 4.9% in 2003..................     --        2
Less current maturities.....................................   (468)      (1)
                                                              -----   ------
Total long-term debt........................................  $ 869   $1,336
                                                              -----   ------

     Aggregate maturities of debt outstanding at December 31, 2004, were $468 million, $99 million, and $776 million for 2005, 2007, and thereafter, respectively.

     As December 31, 2004, the company was in full compliance with financial and other covenants in its various credit agreements.

SHORT-TERM DEBT

                                                              2004   2003
DECEMBER 31 (In millions)                                     ----   ----
Current maturities of long-term debt........................  $468    $1
Other.......................................................     4     4
                                                              ----    --
Total short-term debt.......................................  $472    $5
                                                              ----    --

     The company uses lines of credit and overnight borrowings to finance certain of its short-term capital requirements. Information regarding short-term debt excluding current maturities of long-term debt is shown below.

                                                              2004(A)    2003(A)
(DOLLARS IN MILLIONS)                                         --------   --------
Borrowings at end of year...................................    $  4       $  4
Weighted-average interest rate on borrowings at end of
  year......................................................     5.3%       7.2%
Maximum month-end borrowings during year....................       6          6
Average month-end borrowings during year....................       4          4
Weighted-average interest rate on average month-end
  borrowings during year....................................     5.8%       8.5%

---------------

(a) Includes borrowings under committed credit facilities and uncommitted lines of credit.

     In 1999, the company's former parent, Tenneco Inc. (Tenneco) realigned certain of its debt in preparation for the spin-off of Pactiv. In conjunction with this realignment, the company paid bank-facility fees of $10 million and entered into an interest-rate swap to hedge its exposure to interest-rate movement. The company settled this swap in November 1999 at a loss of $43 million. Both the loss on the swap and the bank-facility fees are being recognized as additional interest expense over the average life of the underlying debt.

NOTE 6. FINANCIAL INSTRUMENTS

ASSET AND LIABILITY INSTRUMENTS

     At December 31, 2004, and 2003, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short-term debt were considered to be the same as, or not materially different than, amounts recorded for these assets and liabilities. The fair value of long-term debt at December 31, 2004, and 2003, was approximately $1.071 billion and $1.535 billion, respectively, compared with recorded amounts of $869 million and $1.336 billion, respectively. The fair value of long-term debt was based on quoted market prices for the company's debt instruments.

INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (INCLUDING DERIVATIVES)

     The company utilizes derivative instruments, principally swaps, forward contracts, and options, to manage its exposure to movements in foreign-currency values, interest rates, and commodity prices. These derivatives are either designated primarily as cash-flow hedges, in that the company's strategy in entering into such transactions is to limit the variability of expected future cash flows, or not designated as hedging instruments. Changes in the fair value of the company's cash-flow hedges are reported as other comprehensive income and are recognized in the income statement in the period in which the hedging transactions affect earnings. Net gains or losses on derivatives not designated as hedges are recognized in the income statement as offsets to gains or losses on the underlying transactions. Amounts recognized in earnings related to the company's hedging transactions were not material in 2004, 2003, or 2002.

     From time to time, Pactiv enters into foreign-currency forward contracts with terms of less than 1 year to mitigate its exposure to exchange-rate changes related to third-party trade receivables and accounts payable. The following table summarizes open foreign-currency contracts as of December 31, 2004.

                                                              NOTIONAL AMOUNT
                                                              ---------------
                                                              PURCHASE   SELL
(In millions)                                                 --------   ----
Foreign-currency contracts
  Euros.....................................................    $ 72     $ 36
  British pounds............................................      34       67
  Czech korunas.............................................      --        1
  Hungarian forints.........................................       2        3
                                                                ----     ----
                                                                $108     $107
                                                                ----     ----

     Based on exchange rates at December 31, 2004, the cost of replacing these contracts in the event of nonperformance by counter parties would not be material.

LINES OF CREDIT AND GUARANTEES

     From time to time, the company utilizes various lines of credit, backed by payment and performance guarantees, to finance operations of its foreign subsidiaries. These lines of credit are mainly used as overdraft and foreign-exchange settlement facilities and are in effect until cancelled by one or both parties. Performance under the guarantees would be required if subsidiaries failed to satisfy their obligations. At December 31, 2004, total available lines of credit were $19 million; however, no amounts were outstanding under the company's guaranteed lines of credit at that date.

NOTE 7. INVENTORIES

                                                              2004   2003
DECEMBER 31 (In millions)                                     ----   ----
Finished goods..............................................  $216   $245
Work in process.............................................    69     57
Raw materials...............................................    82     69
Other materials and supplies................................    39     28
                                                              ----   ----
                                                              $406   $399
                                                              ----   ----

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

     On January 1, 2002, the company adopted SFAS No. 142. Following this adoption, the company reviewed recorded goodwill for possible impairment by comparing the fair value and carrying value of goodwill for each reporting unit. Fair value was determined using the income approach. Goodwill was found to be impaired for certain Protective and Flexible Packaging businesses that were acquired prior to the company's spin-off from Tenneco. Faced with increased competition, these businesses experienced lower operating margins, and, as a result, the company recorded a goodwill-impairment charge of $83 million, $72 million after tax, or $0.45 per share, in the first quarter of 2002. Further impairment of goodwill did not occur in either 2003 or 2004.

     Changes in the carrying value of goodwill during 2003 and 2004 by operating segment are shown in the following table.

                                              CONSUMER   FOODSERVICE/ FOOD     PROTECTIVE AND
                                              PRODUCTS       PACKAGING       FLEXIBLE PACKAGING   TOTAL
(In millions)                                 --------   -----------------   ------------------   -----
Balance, December 31, 2002..................    $136           $302                 $174          $612
Goodwill additions..........................      --             28                    1            29
Goodwill adjustment--prior acquisitions.....      --            (14)                  (1)          (15)
Currency-translation adjustments............      --              4                   13            17
                                                ----           ----                 ----          ----
Balance, December 31, 2003..................    $136           $320                 $187          $643
Goodwill adjustment -- prior acquisitions...      --              4                   --             4
Currency-translation adjustment.............      --              2                    8            10
                                                ----           ----                 ----          ----
Balance, December 31, 2004..................    $136           $326                 $195          $657
                                                ----           ----                 ----          ----

     Details of intangible assets at December 31, 2004, and 2003, are shown in the following table.

                                                       2004                             2003
                                          ------------------------------   ------------------------------
                                                            ACCUMULATED                      ACCUMULATED
                                          CARRYING AMOUNT   AMORTIZATION   CARRYING AMOUNT   AMORTIZATION
(In millions)                             ---------------   ------------   ---------------   ------------
Intangible assets subject to
  amortization
  Patents...............................       $ 85             $ 47            $ 85             $42
  Other.................................        177               66             179              54
                                               ----             ----            ----             ---
                                                262              113             264              96
Intangible assets not subject to
  amortization (primarily trademarks)...        131               --             130              --
                                               ----             ----            ----             ---
Total intangible assets.................       $393             $113            $394             $96
                                               ----             ----            ----             ---

     The weighted-average amortization period used for patents and other intangible assets subject to amortization is 15.9 years and 20.9 years, respectively. Amortization of intangible assets was $17 million for the year ended December 31, 2004. Amortization expense is estimated to total $15 million, $13 million, $13 million, $12 million, and $12 million for 2005, 2006, 2007, 2008, and 2009, respectively.

NOTE 9. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                               2004      2003
DECEMBER 31 (In millions)                                     -------   ------
Original cost
  Land, buildings, and improvements.........................  $   745   $  735
  Machinery and equipment...................................    1,654    1,653
  Other, including construction in progress.................      111      102
                                                              -------   ------
                                                                2,510    2,490
Less accumulated depreciation and amortization..............   (1,065)    (968)
                                                              -------   ------
                                                              $ 1,445   $1,522
                                                              -------   ------

     Capitalized interest was $2 million in 2004 and $4 million in both 2003 and 2002.

NOTE 10. INCOME TAXES

     The domestic and foreign components of income from continuing operations before income taxes were as follows:

                                                              2004   2003   2002
(In millions)                                                 ----   ----   ----
U.S. income before income taxes.............................  $256   $280   $325
Foreign income (loss) before income taxes...................   (12)    34     42
                                                              ----   ----   ----
Total income from continuing operations before income
  taxes.....................................................  $244   $314   $367
                                                              ----   ----   ----

     Following is a comparative analysis of income-tax expense related to continuing operations.

                                                              2004   2003   2002
(In millions)                                                 ----   ----   ----
Current
  Federal...................................................  $30    $ 62   $ 26
  State and local...........................................    1      10     10
  Foreign...................................................   25      13      9
                                                              ---    ----   ----
                                                               56      85     45
                                                              ---    ----   ----
Deferred
  Federal...................................................   40      31     87
  State and local...........................................    6       1      6
  Foreign...................................................  (12)      1      8
                                                              ---    ----   ----
                                                               34      33    101
                                                              ---    ----   ----
Total income-tax expense -- continuing operations...........  $90    $118   $146
                                                              ---    ----   ----

     A reconciliation of the difference between the U.S. statutory federal income-tax rate and the company's effective income-tax rate is shown in the following table.

                                                              2004   2003   2002
                                                              ----   ----   ----
U.S. statutory federal income-tax rate......................  35.0%  35.0%  35.0%
Increase (decrease) in income-tax rate resulting from:
  Foreign income taxed at various rates.....................   6.4    0.7    0.5
  State and local taxes on income, net of U.S. federal
     income-tax benefit.....................................   2.0    2.1    2.9
  Foreign branch losses.....................................  (4.8)    --     --
  Research and development credit...........................  (2.5)  (0.5)    --
  Other.....................................................   0.6    0.4    1.6
                                                              ----   ----   ----
Effective income-tax rate...................................  36.7%  37.7%  40.0%
                                                              ----   ----   ----

     Summarized below are the components of the company's net deferred-tax liabilities

                                                              2004   2003
DECEMBER 31 (In millions)                                     ----   ----
Deferred-tax assets
  Tax-loss carryforwards
     State and local........................................  $  5   $  1
     Foreign................................................    46     16
  Pensions..................................................    76    111
  Post-retirement benefits..................................    34     33
  Other items...............................................    57     52
  Valuation allowance(1)....................................   (38)   (14)
                                                              ----   ----
  Total deferred-tax assets.................................   180    199
                                                              ----   ----
Deferred-tax liabilities
  Property and equipment....................................   318    282
  Other items...............................................    81     83
                                                              ----   ----
  Total deferred-tax liabilities............................   399    365
                                                              ----   ----
Net deferred-tax liabilities................................  $219   $166
                                                              ----   ----

---------------

(1) Related to state and foreign tax-loss carryforwards.

     State tax-loss carryforwards at December 31, 2004, ($58 million) will expire at various dates from 2005 to 2011. Foreign tax-loss carryforwards at December 31, 2004, totaled $154 million, of which $74 million will expire at various dates from 2006 to 2015, with the balance having unlimited lives.

NOTE 11. COMMON STOCK

     The company has 350 million shares of common stock ($0.01 par value) authorized, of which 148,711,815 shares were issued and outstanding as of December 31, 2004.

RESERVES

     Reserved shares at December 31, 2004 were as follows:

(In thousands)
Thrift plans................................................    1,397
2002 incentive-compensation plan............................   24,107
Employee stock-purchase plan................................    2,135
                                                               ------
                                                               27,639
                                                               ------

STOCK PLANS

     2002 Incentive-Compensation Plan -- In November 1999, the company initiated a stock-ownership plan that permits the granting of a variety of awards, including common stock, restricted stock, performance shares, stock-appreciation rights, and stock options to directors, officers, and employees. In May 2002, the 1999 plan was succeeded by the 2002 incentive-compensation plan, and all share balances under the 1999 plan were transferred to the new plan, which will remain in effect until amended or terminated. Under the 2002 plan, up to 27 million shares of common stock can be issued (including shares issued under the prior plan), of which 19 million were issued or granted as of December 31, 2004.

     Restricted-stock, performance-share, and stock-option awards generally require that, among other things, grantees remain with the company for certain periods of time. Performance shares granted under the plan vest upon the attainment of specified performance goals in the 3 years following the date of grant.

     Changes in performance-share balances were as follows:

                                                              PERFORMANCE
                                                                SHARES
                                                              -----------
Outstanding, January 1, 2003................................    616,592
  Granted...................................................    366,242
  Canceled..................................................    (12,000)
  Vested....................................................   (265,508)
                                                               --------
Outstanding, December 31, 2003..............................    705,326
  Granted...................................................    218,761
  Canceled..................................................    (31,648)
  Vested....................................................   (260,053)
                                                               --------
Outstanding, December 31, 2004..............................    632,386
                                                               --------

     The weighted-average grant date fair value of performance shares issued in 2004, 2003, and 2002 was $22.06, $20.72, and $16.88 per share, respectively.

     Summarized below are changes in stock-option balances.

                                                              SHARES UNDER   WEIGHTED-AVERAGE
                                                                 OPTION       EXERCISE PRICE
                                                              ------------   ----------------
Outstanding, January 1, 2003................................   14,187,373         $21.19
  2003 activity
     Granted................................................    2,315,714          20.25
     Exercised..............................................     (972,551)         13.27
     Canceled...............................................     (559,667)         32.48
                                                               ----------
Outstanding, December 31, 2003..............................   14,970,869          21.13
                                                               ----------
Exercisable, December 31, 2003..............................   10,518,208          22.13
                                                               ----------
Outstanding, January 1, 2004................................   14,970,869          21.13
  2004 activity
     Granted................................................    2,049,676          23.97
     Exercised..............................................   (1,720,752)         14.30
     Canceled...............................................     (982,205)         27.91
                                                               ----------
Outstanding, December 31, 2004..............................   14,317,588          21.89
                                                               ----------
Exercisable, December 31, 2004..............................   10,376,435          21.94
                                                               ----------

     Stock options expire 10 to 20 years following date of grant and vest over periods ranging from 1 to 3 years.

     The weighted-average fair value of options granted in 2004 ($7.83), 2003 ($6.90), and 2002 ($6.17) was determined using the Black-Scholes option-pricing model with the following assumptions:

                                                              2004   2003   2002
                                                              ----   ----   ----
ACTUARIAL ASSUMPTIONS
  Risk-free interest rate...................................   3.4%   3.0%   3.0%
  Life (years)..............................................   4.5    4.4    4.4
  Volatility................................................  34.1%  36.9%  38.7%

     Summarized below is information regarding stock options outstanding and exercisable at December 31, 2004.

                                       OUTSTANDING OPTIONS
                         ------------------------------------------------        EXERCISABLE OPTIONS
                                      WEIGHTED-AVERAGE                      -----------------------------
                                         REMAINING       WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                           NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE      NUMBER      EXERCISE PRICE
RANGE OF EXERCISE PRICE  ----------   ----------------   ----------------   ----------   ----------------
  $7  to $12...........   1,059,792   5.8 years               $11.59         1,059,792        $11.59
  $13 to $21...........   8,044,770   6.9                      16.69         6,131,082         15.83
  $22 to $29...........   2,039,012   9.7                      23.98            11,547         23.24
  $30 to $37...........   1,522,434   9.1                      34.20         1,522,434         34.20
  $38 to $45...........   1,651,580   6.5                      39.97         1,651,580         39.97
                         ----------                                         ----------
                         14,317,588                                         10,376,435
                         ----------                                         ----------

     See Note 2 for additional information regarding accounting for stock-based employee compensation.

     Employee Stock-Purchase Plan -- The company has a stock-purchase plan that allows U.S. and Canadian employees to purchase Pactiv common stock at a 15% discount, subject to an annual limitation of $25,000. In 2004, 2003, and 2002, employees purchased 270,298, 333,239, and
401,469 shares of stock, respectively, at a weighted-average price of $19.52, $17.38, and $14.68 per share, respectively.

     Employee 401(k) Plans -- The company has qualified 401(k) plans for employees under which eligible participants may make contributions equal to a percentage of their annual salary. A portion of such contributions are matched by the company in the form of Pactiv common stock. The company or plan participants may contribute additional amounts in accordance with the plans' terms. In 2004, 2003, and 2002, the company incurred 401(k) plan expenses of $11 million, $13 million, and $12 million, respectively.

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

     Rights are not exercisable in connection with a qualified offer, which is defined as an all-cash tender offer for all outstanding shares of common stock that is fully financed, remains open for a period of at least 60 business days, results in the offer or owning at least 85% of the common stock after consummation of the offer, assures a prompt second-step acquisition of shares not purchased in the initial offer at the same price as in the initial offer, and meets certain other requirements.

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

EARNINGS PER SHARE

     Earnings from continuing operations per share of common stock outstanding were computed as follows:

                                                         2004           2003           2002
(In millions, except share and per-share data)       ------------   ------------   ------------
BASIC EARNINGS PER SHARE
Income from continuing operations..................  $        155   $        195   $        220
Average number of shares of common stock
  outstanding......................................   151,289,798    157,932,323    158,618,274
                                                     ------------   ------------   ------------
Basic earnings from continuing operations per
  share............................................  $       1.02   $       1.23   $       1.38
                                                     ------------   ------------   ------------
DILUTED EARNINGS PER SHARE
Income from continuing operations..................  $        155   $        195   $        220
Average number of shares of common stock
  outstanding......................................   151,289,798    157,932,323    158,618,274
Effect of dilutive securities
  Stock options....................................     2,033,810      1,726,512      1,579,885
  Performance shares...............................       439,548        484,765        414,916
                                                     ------------   ------------   ------------
Average number of shares of common stock
  outstanding including dilutive securities........   153,763,156    160,143,600    160,613,075
                                                     ------------   ------------   ------------
Diluted earnings from continuing operations per
  share............................................  $       1.01   $       1.21   $       1.37
                                                     ------------   ------------   ------------

     In 2004, the company acquired 10,148,500 shares of its common stock at an average price of $22.71 per share (total outlay of $230 million). During 2003, the company repurchased 4,312,600 shares at an average price of $20.24 per share (total outlay of $87 million). In 2002, the company acquired 2,119,009 of its common stock at an average price of $19.20 per share, for a total outlay of $40 million.

NOTE 12. PREFERRED STOCK

     Pactiv has 50 million shares of preferred stock ($0.01 par value) authorized, none of which were issued at December 31, 2004. The company has reserved 750,000 shares of preferred stock for the QORP.

NOTE 13. MINORITY INTEREST

     In October 2002, Pactiv acquired a 70% interest in Central de Bolsas, S.A. de C.V.(Jaguar), and purchased the remaining 30% interest in that company in August 2003.

NOTE 14. PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

     The company has pension plans that cover substantially all of its employees. Benefits are based on years of service and, for most salaried employees, final-average compensation. The company's funding policy is to contribute to the plans amounts necessary to satisfy requirements of applicable laws and regulations. Plan assets consist principally of equity and fixed-income securities and included 4,110,058 shares of Pactiv stock with a fair-market value of $104 million at December 31, 2004. These shares were contributed to the plans by Tenneco prior to the spin-off. Effective with the spin-off, Pactiv became the sponsor of Tenneco's retirement plans, receiving related assets and assuming the obligation to provide pension benefits to participating employees of Tenneco Automotive Inc. and certain former subsidiaries and affiliates of Tenneco. For Tenneco Automotive Inc. employees, benefits accrued under these plans were frozen as of November 30, 1999. The company uses a September 30 measurement date for its plans. Effective December 31, 2004, after the company's September 30, 2004, measurement date, the company's two U.S. qualified pension plans were merged. The merger had no effect on the participants' benefits or any other substantive feature of the plans. The impact of this merger on the company's financial statements has not yet been measured and will be reflected in the 2005 financial statements.

     The company has post-retirement health-care and life insurance plans that cover certain of its salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, co-payments, and other limitations. The company reserves the right to change post-retirement plans, which are not funded.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. The Act expands Medicare coverage, primarily by adding a prescription-drug benefit for Medicare-eligible participants, starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible participants with a range of options for coordination with the new government-sponsored program to potentially reduce employers' costs. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from government to support a portion of the cost of employer programs.

     Pactiv's plans currently provide prescription drug benefits that will coordinate with the related Medicare benefits. As a result, at September 30, 2004, the plans accumulated benefit obligation was reduced by $8 million. For accounting purposes, this amount will be treated as an actuarial gain. The enactment of the Act will also reduce 2005's net periodic benefit cost by approximately $1 million.

     Financial data pertaining to the company's pension- and post-retirement benefit plans appears below.

                                                                                POST-RETIREMENT
                                                               PENSION PLANS         PLANS
                                                              ---------------   ----------------
                                                               2004     2003     2004     2003
(In millions)                                                 ------   ------   ------   -------
Accumulated benefit obligation, September 30................  $3,901   $3,847    $ --     $  --
Changes in projected benefit obligations
  Benefit obligations at September 30 of the previous
     year...................................................   3,909    3,644     105       102
  Currency-rate conversion..................................       9       10      --        --
  Service cost of benefits earned...........................      30       33       1         1
  Interest cost on benefit obligations......................     236      237       6         7
  Plan amendments...........................................       1        1      --        --
  Actuarial losses..........................................      31      241      (6)        3
  Benefits paid.............................................    (261)    (256)    (12)      (11)
  Employee contributions....................................       1       --      --        --
  Participant contributions.................................      --       --       4         3
  Impact of SFAS No. 88(1)..................................      (2)      (1)     --        --
                                                              ------   ------    ----     -----
  Benefit obligations at September 30.......................  $3,954   $3,909    $ 98     $ 105
                                                              ------   ------    ----     -----
Changes in fair value of plan assets
  Fair value at September 30 of the previous year...........  $3,382   $3,057    $ --     $  --
  Currency-rate conversion..................................       5        5      --        --
  Actual return on plan assets..............................     404      566      --        --
  Employer contributions(2).................................      21        9       8         8
  Participant contributions.................................       1        1       4         3
  Benefits paid.............................................    (261)    (256)    (12)      (11)
                                                              ------   ------    ----     -----
  Fair value at September 30................................  $3,552   $3,382    $ --     $  --
                                                              ------   ------    ----     -----
Development of amounts recognized in the statement of
  financial position
  Funded status at September 30.............................  $ (402)  $ (527)   $(98)    $(105)
  Contributions during the fourth quarter...................       2        2       2         2
  Unrecognized costs
     Actuarial losses.......................................   1,685    1,737      38        45
     Prior-service costs....................................      13       16      (3)       (3)
                                                              ------   ------    ----     -----
  Net amounts recognized at December 31.....................  $1,298   $1,228    $(61)    $ (61)
                                                              ------   ------    ----     -----
Amounts recognized in the statement of financial position
  Prepaid benefit costs.....................................  $  203   $  187    $ --     $  --
  Contributions during the fourth quarter...................       2        2       2         2
  Accrued benefit costs.....................................    (441)    (528)    (63)      (63)
  Intangible assets.........................................      12       15      --        --
  Accumulated other comprehensive income....................   1,522    1,552      --        --
                                                              ------   ------    ----     -----
  Net amount recognized at December 31......................  $1,298   $1,228    $(61)    $ (61)
                                                              ------   ------    ----     -----

---------------

(1) SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"

(2) 2004 employer contributions included $12 million contributed by another participating employer.

     The additional minimum liability for the company's pension plans was $1.534 billion and $1.567 billion at December 31, 2004, and 2003, respectively. Other comprehensive income of $19 million after tax was recognized in 2004 as a result of the decrease in the additional minimum liability during 2004. The total additional minimum liability recorded in accumulated other comprehensive income was $975 million after tax at December 31, 2004.

     Benefit payments expected to be made under the pension plans and post-retirement benefit plans over the next 10 years are summarized below.

                                                              PENSION PLANS   POST-RETIREMENT PLANS
(In millions)                                                 -------------   ---------------------
2005........................................................     $  266                $9
2006........................................................        265                 7
2007........................................................        267                 8
2008........................................................        269                 8
2009........................................................        270                 8
2010-2014...................................................      1,415                42

     The company expects to contribute $10 million to its foreign and non-qualified pension plans and $9 million to its post-retirement benefit plans in 2005.

     The impact of pension plans on pretax income from continuing operations was as follows:

                                                              2004    2003    2002
(In millions)                                                 -----   -----   -----
Components of periodic benefit income (expense)
  Service cost of benefits earned...........................  $ (30)  $ (33)  $ (35)
  Interest cost on benefit obligations......................   (236)   (237)   (237)
  Expected return on plan assets............................    351     354     385
  Amortization of:
     Unrecognized net losses................................    (33)    (15)     --
     Unrecognized prior-service costs.......................     (4)     (5)     (5)
     Unrecognized net transition obligations................     --      --       1
                                                              -----   -----   -----
Total net periodic benefit income...........................  $  48   $  64   $ 109
                                                              -----   -----   -----

     Pension-plan actuarial assumptions are shown below.

                                                              2004   2003   2002
SEPTEMBER 30                                                  ----   ----   ----
Actuarial assumptions
  Discount rate.............................................  6.23%  6.23%  6.75%
  Compensation increases....................................   4.0    4.0    4.9
  Return on assets..........................................   9.0    9.0    9.0

     For all of the company's worldwide pension plans, accumulated benefit obligations totaled $3.901 billion and $3.847 billion at December 31, 2004, and 2003, respectively. For pension plans with accumulated benefit obligations in excess of plan assets, projected benefit obligations, accumulated benefit obligations, and fair value of plan assets were $3.653 billion, $3.601 billion, and $3.163 billion, respectively, at September 30, 2004, and $3.594 billion, $3.532 billion, and $3.006 billion, respectively, at September 30, 2003.

     The company's discount-rate assumption for its U.S. plans is based on the composite yield on a portfolio of high-quality corporate bonds constructed with durations to match the plans' future benefit obligations. In this connection, the company's discount-rate assumption for its U.S. plans was 6.25% for both 2004 and 2003.

     In developing actuarial assumptions for the return on pension-plan assets, the company receives independent input on asset-allocation strategies, projections regarding long-term rates of return on various asset classes, risk-free rates of return, and long-term inflation rates. Since inception in 1971, the pension plans' annual rate of return on assets has averaged 11%. Historically, the plans have invested approximately 70% of assets in equity securities and 30% in fixed-income investments. After considering of all of these factors, the company concluded that a 9% rate of return on assets assumption for its U.S. plans was appropriate for 2004 and 2003.

     The company utilizes a market-related method for calculating the value of plan assets. This method recognizes the difference between actual and expected returns on plan assets over 5 years. Resulting unrecognized gains or losses, along with other actuarial gains and losses, are amortized using the "corridor approach" discussed in SFAS No. 87.

     The weighted-average asset allocations for the company's U.S. pension plans at September 30, 2004, and 2003, are summarized below.

                                                              2004    2003
                                                              -----   -----
Equity securities...........................................   70.0%   65.4%
Fixed-income securities.....................................   30.0    34.6
                                                              -----   -----
Total.......................................................  100.0%  100.0%
                                                              -----   -----

     A mixture of equity and fixed-income investments are used to maximize the long-term return on pension-plan assets for a prudent level of risk. Risk tolerances are established through careful consideration of plan liabilities, plan funded status, and company financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Equity investments include U.S. and non-U.S. stocks, as well as growth, value, and small- and large-capitalization investments. Other asset classes, such as private equity investments, are used judiciously to enhance long-term returns while increasing portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. Based on long-term projections and regulations in existence at December 31,2004, the company does not expect to be required to contribute cash to its U.S. qualified pension plans until at least 2014. The company makes contributions of approximately $4 million annually to its nonqualified retirement plans for supplemental benefits paid to retirees. The company's foreign subsidiaries contributed $6 million to various pension plans in 2004.

     The impact of post-retirement benefit plans on pretax income from continuing operations was as follows:

                                                              2004   2003   2002
(IN MILLIONS)                                                 ----   ----   ----
Service cost of benefits earned.............................  $ 1    $ 1    $ 1
Interest cost on benefit obligations........................    6      7      6
Prior-service costs.........................................   --      1      2
Losses......................................................    4      3      2
                                                              ---    ---    ---
Total post-retirement benefit-plan costs....................  $11    $12    $11
                                                              ---    ---    ---

     Actuarial assumptions used to determine post-retirement benefit obligations follow.

                                                              2004    2003    2002
                                                              -----   -----   -----
Actuarial assumptions
  Health-care cost inflation(a).............................   10.0%   11.0%     12.0%
  Discount rate.............................................    6.25    6.25      6.75

(a)  Assumed to decline to 5% in 2008.

     A one percentage-point change in assumed health-care cost inflation would have the following effects:

                                                              1% INCREASE   1% DECREASE
(In millions)                                                 -----------   -----------
Effect on total service and interest costs..................      $1            $(1)
Effect on post-retirement benefit obligations...............       7             (7)

     The company contributed $8 million in both 2004 and 2003 to fund post-retirement medical-plan obligations. The company expects to contribute $9 million to fund its post-retirement medical-plan obligations in 2005.

NOTE 15. SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The company reports the results of its segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The company has 4 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, such as waste bags, tableware, food-storage bags, and cookware, for consumer markets, such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for foodservice and food-packaging markets, such as restaurants and other institutional-foodservice outlets, food processors, and grocery chains; Protective and Flexible Packaging, which relates principally to the manufacture and sale of plastic, paperboard, and molded-fiber products for protective-packaging markets, such as electronics, automotive, furniture, and e-commerce, and for flexible-packaging applications in food, medical, pharmaceutical, chemical, and hygienic markets; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used.

     Products are transferred between segments and among geographic areas at, as nearly as possible, market value. In both 2004 and 2003, Wal-Mart Stores, Inc. accounted for 11.4% of the company's consolidated sales. These sales were reflected in the results of the Consumer Products and Foodservice/ Food Packaging segments. In general, the company's backlog of orders is not material.

     The following table sets forth certain segment information.

                                                                SEGMENT
                                           --------------------------------------------------
                                                      FOODSERVICE/   PROTECTIVE AND
                                           CONSUMER       FOOD          FLEXIBLE
                                           PRODUCTS    PACKAGING       PACKAGING        OTHER        TOTAL
(In millions)                              --------   ------------   --------------     -----        ------
AT DECEMBER 31, 2004, AND FOR THE YEAR
  THEN ENDED
Sales to external customers............     $  934       $1,490           $958          $  --        $3,382
Depreciation and amortization..........         53           77             32              7           169
Operating income.......................        175(a)       138(b)          20(c)          12(d)        345
Total assets...........................      1,022        1,090            806            823(e)      3,741
Investment in affiliated companies.....         --            2              4             --             6
Capital expenditures...................         16           52             28              4           100
Noncash items other than depreciation
  and amortization.....................         --           18             18            (48)(f)       (12)
AT DECEMBER 31, 2003, AND FOR THE YEAR
  THEN ENDED
Sales to external customers............     $  888       $1,371           $879          $  --        $3,138
Depreciation and amortization..........         51           71             34              7           163
Operating income.......................        195          178(b)          58(c)          35(d)        466
Cumulative effect of changes in
  accounting principles................         (3)          (6)            (1)            (2)          (12)
Total assets...........................      1,005        1,199            773            729(e)      3,706
Investment in affiliated companies.....         --            1              4             --             5
Capital expenditures...................         24           55             29              4           112
Noncash items other than depreciation
  and amortization.....................         --           (1)             1            (64)(f)       (64)
AT DECEMBER 31, 2002, AND FOR THE YEAR
  THEN ENDED
Sales to external customers............     $  841       $1,221           $818          $  --        $2,880
Depreciation and amortization..........         52           69             30              7           158
Operating income.......................        188          158             62(c)          55(d)        463
Cumulative effect of changes in
  accounting principles................         --           --            (72)            --           (72)
Total assets...........................        960        1,097            713            642(e)      3,412
Investment in affiliated companies.....         --            1              3             --             4
Capital expenditures...................         19           65             39              3           126
Noncash items other than depreciation
  and amortization.....................         --           --             (4)          (109)(f)      (113)

(a) Includes restructuring and other charges of $4 million in 2004.

(b) Includes restructuring and other charges of $31 million and $1 million in 2004, and 2003, respectively.

(c) Includes restructuring and other charges (credits) of $55 million, $1 million, and $(4) million, in 2004, 2003, and 2002, respectively.

(d) Includes pension-plan income, unallocated corporate expense, and $3 million restructuring and other charges in 2004.

(e) Includes assets related to pension plans and administrative-service operations.

(f) Includes pension-plan income.

     The following table sets forth certain geographic area information.

                                                                GEOGRAPHIC AREA
                                                              --------------------
                                                              UNITED
                                                              STATES   FOREIGN (A)   TOTAL
(In millions)                                                 ------   -----------   ------
AT DECEMBER 31, 2004, AND FOR THE YEAR THEN ENDED
Sales to external customers(b)..............................  $2,607      $775       $3,382
Long-lived assets(c)........................................   1,419       306        1,725
Total assets................................................   2,951       790        3,741
AT DECEMBER 31, 2003, AND FOR THE YEAR THEN ENDED
Sales to external customers(b)..............................  $2,412      $726       $3,138
Long-lived assets(c)........................................   1,464       319        1,783
Total assets................................................   2,938       768        3,706
AT DECEMBER 31, 2002, AND FOR THE YEAR THEN ENDED
Sales to external customers(b)..............................  $2,286      $594       $2,880
Long-lived assets(c)........................................   1,298       304        1,602
Total assets................................................   2,756       656        3,412

(a) Sales to external customers and long-lived assets for individual countries (primarily in Europe) were not material.

(b) Geographic assignment is based on location of selling business.

(c) Long-lived assets include all long-term assets other than net assets of discontinued operations, goodwill, intangibles, and deferred taxes.

NOTE 16. COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

     The company estimates that the completion of projects authorized at December 31, 2004, for which commitments have been made, will require expenditures of approximately $156 million, of which approximately $141 million is expected to be spent in 2005.

LEASE COMMITMENTS

     Certain of the company's facilities, equipment, and other assets are leased under long-term arrangements. Minimum lease payments under noncancelable operating leases with lease terms in excess of 1 year are expected to total $32 million, $25 million, $22 million, $18 million, and $15 million for 2005, 2006, 2007, 2008, and 2009, respectively, and $34 million for subsequent years.

     Commitments under capital leases are not significant. Total rental costs for continuing operations for 2004, 2003, and 2002 were $40 million, $41 million, and $42 million, respectively, which included minimum rentals under noncancelable operating leases of $31 million, $37 million, and $36 million for the respective periods.

LITIGATION

     On November 3, 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco, Tenneco Packaging Inc., and Packaging Corporation of America (PCA), Tenneco's former containerboard business (Tenneco Packaging litigation). The settlement resulted in Pactiv recording a pretax charge of $56 million, $35 million after tax, or $0.22 per share. This charge included the establishment of a reserve for the estimated liability associated with lawsuits filed by certain members of the original class-action who opted out of the class and filed their own lawsuits. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a materially adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period.

     The company is party to legal proceedings arising from its operations. Related reserves are recorded when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period

ENVIRONMENTAL MATTERS

     In early 2003, the company discovered that certain air emissions at one of its California plants exceeded permitted levels. The company reported this matter to the San Joaquin Valley Air Pollution Control District, and, effective November 2003, entered into a settlement agreement with that agency regarding the appropriate actions to be taken to address the matter. This settlement agreement is subject to the approval of the U.S. Environmental Protection Agency. The company expects to resolve this matter through discussions with the agency and does not believe that the costs involved, including any possible monetary sanctions, will have a materially adverse effect on the company's financial position, results of operations, or cash flows.

     The company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Where it is probable that related liabilities exist and where reasonable estimates of such liabilities can be made, Pactiv establishes associated reserves. Estimated liabilities are subject to change as additional information becomes available regarding the magnitude of possible clean-up costs, the expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations. However, management believes that any additional costs that may be incurred as more information becomes available will not have a materially adverse effect on the company's financial position, although such costs could have a material effect on the company's results of operations or cash flows in a particular period.

NOTE 17. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     TENNECO                   CUMULATIVE
                                                                    PACKAGING                  EFFECT OF
                                                                    LITIGATION   INCOME FROM   CHANGES IN
                                                    RESTRUCTURING   SETTLEMENT   CONTINUING    ACCOUNTING
                           SALES    COST OF SALES     AND OTHER     AND OTHER    OPERATIONS    PRINCIPLES   NET INCOME
(In millions)              ------   -------------   -------------   ----------   -----------   ----------   ----------
2004
  First quarter..........  $  775      $  552            $70           $--          $ --          $ --         $ --
  Second quarter.........     858         611             14            --            52            --           52
  Third quarter..........     865         630              2            --            56            --           56
  Fourth quarter.........     884         657              7            --            47            --           47
                           ------      ------            ---           ---          ----          ----         ----
                           $3,382      $2,450            $93           $--          $155          $ --         $155
                           ------      ------            ---           ---          ----          ----         ----
2003
  First quarter..........  $  717      $  508            $--           $--          $ 44          $ --         $ 44
  Second quarter.........     810         571             --            --            59            --           59
  Third quarter..........     793         550             --            56            26            --           26
  Fourth quarter.........     818         577             --            --            66           (12)          54
                           ------      ------            ---           ---          ----          ----         ----
                           $3,138      $2,206            $--           $56          $195          $(12)        $183
                           ------      ------            ---           ---          ----          ----         ----

                                  BASIC EARNINGS PER SHARE OF COMMON     DILUTED EARNINGS PER SHARE OF
                                               STOCK(A)                         COMMON STOCK(A)            STOCK PRICE/SHARE
                                  -----------------------------------   --------------------------------   -----------------
                                                CUMULATIVE                           CUMULATIVE
                                                 EFFECT OF                           EFFECT OF
                                                CHANGES IN                           CHANGES IN
                                  CONTINUING    ACCOUNTING      NET     CONTINUING   ACCOUNTING    NET
                                  OPERATIONS    PRINCIPLES    INCOME    OPERATIONS   PRINCIPLES   INCOME    HIGH       LOW
                                  -----------   -----------   -------   ----------   ----------   ------   -------   -------
2004
  First quarter.................     $  --        $   --       $  --      $   --       $   --     $  --    $23.96    $19.80
  Second quarter................      0.34            --        0.34        0.33           --      0.33     25.28     21.55
  Third quarter.................      0.38            --        0.38        0.37           --      0.37     25.16     22.10
  Fourth quarter................      0.32            --        0.32        0.31           --      0.31     25.73     22.30
  Total year....................      1.02            --        1.02        1.01           --      1.01
2003
  First quarter.................     $0.27        $   --       $0.27      $ 0.27       $   --     $0.27    $22.65    $17.55
  Second quarter................      0.37            --        0.37        0.37           --      0.37     21.25     18.13
  Third quarter.................      0.17            --        0.17        0.16           --      0.16     20.90     17.95
  Fourth quarter................      0.42         (0.07)       0.35        0.41        (0.07)     0.34     24.03     20.28
  Total year....................      1.23         (0.07)       1.16        1.21        (0.07)     1.14

(a) The sum of amounts shown for individual quarters may not equal the total for the year because of changes in the weighted-average number of shares outstanding throughout the year.

NOTE 18. SUBSEQUENT EVENTS

     On January 21, 2005, the company voluntarily prepaid its $169 million synthetic-lease financing arrangements, which had a maturity date of November 4, 2005. The synthetic-lease arrangements covered the company's headquarters in Lake Forest, Illinois, and distribution centers in Romeoville, Illinois; Jacksonville, Illinois; Covington, Georgia; Temple, Texas; and Canandaigua, New York. The company elected to prepay this amount to reduce interest costs. No prepayment or early termination penalty was incurred as a result of this action.

     On March 15, 2005, the company acquired Newspring Industrial Corp., a leading manufacturer of thin-wall injection molded polypropylene products for use in the take-out, delicatessen, and foodservice markets, for $98 million.

     The preceding notes are an integral part of the foregoing financial statements.

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements included in this Annual Report on Form 10-K, including statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and Exhibits 99.1 and 99.2 referenced therein and in the notes to the financial statements, are "forward-looking statements." All statements other than statements of historical fact, including statements regarding prospects and future results, are forward-looking. These forward-looking statements generally can be identified by the use of terms and phrases such as "will", "believe", "anticipate", "may", "might", "could", "expect", "estimated", "projects", "intends", "foreseeable future", and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable and makes the statements in good faith, actual results almost always vary from expected results, and differences could be material. Following are factors that might cause the company's actual results to differ materially from future results expressed or implied by these forward-looking statements:

     - Changes in consumer demand and selling prices for the company's products, including new products that the company or its competitors may introduce, that could impact sales and margins: The company operates in a very competitive environment in which product innovation and development has historically been key to obtaining and maintaining market share and margins. The company's sales and margins can also be impacted by changes in distribution channels, in customer mix (including customer concentration and consolidation among customers), and in customer merchandising strategies, including substitution of unbranded products for branded products.

     - Material substitutions and changes in costs of raw materials, including plastic resins, labor, or utilities that could impact the company's expenses and margins: Plastic-resin prices are impacted by the price of oil and natural gas. Oil and natural gas prices are affected by numerous factors, including overall economic activity, geopolitical situations (particularly involving oil-exporting regions), and governmental policies and regulation.

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

     - Changes in assumptions regarding the long-term rate of return on pension assets and the discount rate and other assumptions, as well as the level of amortization of actuarial gains and losses, could have a material effect on net income and shareholders' equity. Similarly, the actual return on pension assets will affect the company's net income and shareholders' equity. Changes in Employee Retirement Income Security Act pension funding regulations could have a material effect on the company's cash flow from operations.

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

ITEM 9A. CONTROLS AND PROCEDURES.

     The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and the company and such officers have concluded that such controls and procedures are adequate and effective as of December 31, 2004. The company completed its evaluation of such controls and procedures in connection with the preparation of this annual report on Form 10-K on March 14, 2005.

     There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein. There have been no changes in internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to affect internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the company's executive officers required by this
Item 10 is set forth in Item 4.1 of Part I, "Executive Officers of the Registrant." Information regarding the company's directors required by this Item 10 is included in the company's Proxy Statement related to its May 20, 2005, Annual Meeting of Shareholders, and is incorporated by reference herein. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 and information regarding the company's code of ethics required by this Item 10 is included in the company's Proxy Statement related to its May 20, 2005, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding the compensation of certain of the company's executive officers required by this Item 11 is included in the company's Proxy Statement related to its May 20, 2005, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information regarding the security ownership of certain beneficial owners and management and related stockholder matters of the company required by this
Item 12 is included in the company's Proxy Statement related to its May 20, 2005, Annual Meeting of Shareholders, and is incorporated by reference herein.

     The following table summarizes the company's equity-compensation plans at December 31, 2004.

                                                                                           NUMBER OF SHARES
                                              NUMBER OF SHARES                             OF COMMON STOCK
                                               OF COMMON STOCK                           AVAILABLE FOR FUTURE
                                              TO BE ISSUED UPON     WEIGHTED-AVERAGE        ISSUANCE UNDER
                                                 EXERCISE OF        EXERCISE PRICE OF          EQUITY-
PLAN CATEGORY                                OUTSTANDING OPTIONS   OUTSTANDING OPTIONS    COMPENSATION PLANS
-------------                                -------------------   -------------------   --------------------
Equity-compensation plans approved by
  shareholders.............................      14,949,974(1)            21.89                8,714,311
Equity-compensation plans not approved by
  shareholders.............................         691,931(2)            19.98(3)             2,083,210(4)
                                                 ----------              ------               ----------
Total......................................      15,641,905               21.81               10,797,521
                                                 ----------              ------               ----------

(1) Includes outstanding options and performance-share awards. Stock options generally expire 10 to 20 years after grant date and vest over 1 to 3 years. The outstanding performance-share awards are subject to vesting based on future performance criteria and/or continued employment, and may be paid in stock, or in cash, at the discretion of the compensation committee of the board of directors. See Note 11 for additional information.

(2) Includes shares purchased, or available for purchase, by employees pursuant to Pactiv's employee stock-purchase plan, which allows U.S. and Canadian employees to purchase Pactiv common stock at a 15% discount, subject to an annual limitation of $25,000. See Note 11 to the financial statements for additional information regarding this plan. Also includes Pactiv common stock index units (common stock equivalents) held (640,530 at December 31, 2004) pursuant to the company's deferred compensation plan.

(3) Represents the price of pending purchases of common stock (51,402 shares at December 31, 2004) acquired under the company's employee stock-purchase plan.

(4) Represents shares reserved for issuance under the employee stock-purchase plan, less shares purchased but not yet issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item 13 is included in the company's Proxy Statement related to its May 20, 2005, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     Information required by this Item 14 is included in the company's Proxy Statement related to its May 20, 2005, Annual Meeting of Shareholders, and is incorporated by reference herein.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index of Financial Statements of Pactiv Corporation and Consolidated Subsidiaries" set forth in Item 8, "Financial Statements and Supplementary Data."

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 15

                                                              PAGE
                                                              ----
Schedule II -- Valuation and qualifying accounts -- three
  years ended December 31, 2004.............................   60

SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I -- Condensed financial information of
  registrant................................................
Schedule III -- Real estate and accumulated depreciation....
Schedule IV -- Mortgage loans on real estate................
Schedule V -- Supplemental information concerning
  property -- casualty insurance operations.................

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

                COLUMN A                   COLUMN B           COLUMN C            COLUMN D    COLUMN E
----------------------------------------  ----------   -----------------------   ----------   ---------
                                                              ADDITIONS
                                                       -----------------------
                                                       CHARGED TO   CHARGED TO
                                                       (REVERSED    (REVERSED
                                          BALANCE AT     FROM)        FROM)                    BALANCE
                                          BEGINNING    COSTS AND      OTHER                   AT END OF
              DESCRIPTION                  OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS     YEAR
              -----------                 ----------   ----------   ----------   ----------   ---------
Allowance for doubtful accounts
  Year ended December 31, 2004..........     $ 11         $  6         $--          $(6)        $ 11
  Year ended December 31, 2003..........       11           (2)          2           --           11
  Year ended December 31, 2002..........       12           (5)          3           (1)          11

Inventory valuation
  Year ended December 31, 2004..........     $  8         $ 44         $--          $--         $ 52
  Year ended December 31, 2003..........      (10)          18          --           --            8
  Year ended December 31, 2002..........      (12)           2          --           --          (10)

Deferred tax asset valuation
  Year ended December 31, 2004..........     $ 14         $ 17         $ 7          $--         $ 38
  Year ended December 31, 2003..........       12            2          --           --           14
  Year ended December 31, 2002..........       13           (1)         --           --           12

Fixed asset valuation
  Year ended December 31, 2004..........     $  7         $ 12         $--          $(4)        $ 15
  Year ended December 31, 2003..........       10           (1)         (2)          --            7
  Year ended December 31, 2002..........        3            5           2           --           10

INDEX OF EXHIBITS

     The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Exhibits designated with an asterisk are filed with this report; exhibit designated with two asterisks are furnished herewith; all other exhibits are incorporated by reference.

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
   4.4        Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
              Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
   9          None.
  10.1        Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
              herein by reference to Exhibit 16.1 to Tenneco Inc.'s
              Current Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.2        Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
              Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.3        Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
              registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
              for quarterly period ended September 30, 1999, File No.
              1-12387).
  10.4        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Executive Incentive Compensation Plan (incorporated
              herein by reference to Exhibit 10.5 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.5        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
 *10.6        Pactiv Corporation Change in Control Severance Benefit Plan
              for Key Executives, amended and restated as of March 1, 2005
              (superseding Pactiv Corporation (formerly known as Tenneco
              Packaging Inc.) Change in Control Severance Benefit Plan for
              Key Executives (incorporated herein by reference to Exhibit
              10.7 to Pactiv Corporation's Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1999, File No. 1-15157).
  10.7        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Deferred Compensation Plan (incorporated herein by
              reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.8        Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.9        Employment Agreement, dated as of March 11, 1997, by and
              between Richard L. Wambold and Tenneco Inc. (incorporated
              herein by reference to Exhibit 10.17 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.10       Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.11       Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  10.12       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.13       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).
  10.14       Pactiv Corporation 2002 Incentive Compensation Plan
              (incorporated herein by reference to Exhibit 4.7 to Pactiv
              Corporation's Registration Statement on Form S-8, File No.
              333-101121).
  10.15       Credit Agreement, dated as of May 27, 2004, among the
              registrant, Bank OF America, N.A., as Administrative Agent,
              Bank One, as Syndication Agent and L/C Issuer, BNP Paribas,
              Suntrust Bank, and Citicorp North America, Inc., as
              Co-Documentation Agents, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 2004, File No.
              1-15157).
 *10.16       Pactiv Corporation Deferred Retirement Savings Plan.
 *10.17       Form of Pactiv Corporation Non-Qualified Stock Option Award
              Agreement.
 *10.18       Form of Pactiv Corporation Performance Share Award
              Agreement.
 *10.19       Summary of Compensation Arrangements of Directors.
 *10.20       Summary of Compensation Arrangements for Named Executives.
  11          None.
  12          None.
  13          None.
  14          Code of Ethical Conduct for Financial Managers (posted to
              company's website, www.pactiv.com) in accordance with Item
              406(c)(2) of Regulation S-K.
  16          None.
  18          None.
 *21          List of subsidiaries of Pactiv Corporation.
  22          None.
 *23.1        Consent of Ernst & Young LLP.
  23.2        Pactiv Corporation explanation concerning absence of current written consent of Arthur Andersen LLP.
 *24          Powers of Attorney for the following directors of Pactiv
              Corporation: Larry D. Brady, K. Dane Brooksher, Robert J.
              Darnall, Mary R. (Nina) Henderson, Roger B. Porter, Norman
              H. Wesley.
 *31.1        Rule 13a-14(a)/15d-14(a) Certification.
 *31.2        Rule 13a-14(a)/15d-14(a) Certification.
**32.1        Section 1350 Certification.
**32.2        Section 1350 Certification.

---------------

 * Filed herewith.

** Furnished herewith.

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

Date: March 15, 2005

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

/s/ RICHARD L. WAMBOLD                               Chairman, President, Chief           March 15, 2005
------------------------------------------------       Executive Officer and Director
     Richard L. Wambold                                (principal executive officer)


/s/ ANDREW A. CAMPBELL                               Senior Vice President and Chief      March 15, 2005
------------------------------------------------       Financial Officer (principal
     Andrew A. Campbell                                financial and accounting
                                                       officer)


/s/ LARRY D. BRADY*                                  Director                             March 15, 2005
------------------------------------------------
     Larry D. Brady


/s/ K. DANE BROOKSHER*                               Director                             March 15, 2005
------------------------------------------------
     K. Dane Brooksher


/s/ ROBERT J. DARNALL*                               Director                             March 15, 2005
------------------------------------------------
     Robert J. Darnall


/s/ MARY R. (NINA) HENDERSON*                        Director                             March 15, 2005
------------------------------------------------
     Mary R. (Nina) Henderson


/s/ ROGER B. PORTER*                                 Director                             March 15, 2005
------------------------------------------------
     Roger B. Porter


/s/ NORMAN H. WESLEY*                                Director                             March 15, 2005
------------------------------------------------
     Norman H. Wesley


 *By:   /s/ JAMES V. FAULKNER, JR.                                                        March 15, 2005
         -----------------------------------------
              James V. Faulkner, Jr.
              Attorney-in-fact