Form 10-Q
period 2005-03-31
PACTIV CORP
filed 2005-05-10
CIK 1089976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(mark one)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share:149,229,719 as of April 30, 2005. (See Notes to Financial Statements.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income.......................    3
     Condensed Consolidated Statement of Financial
      Position..............................................    4
     Condensed Consolidated Statement of Cash Flows.........    5
     Notes to Financial Statements..........................    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   14
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   22
  Item 4. Controls and Procedures...........................   23
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.................................   24
  Item 2. Unregistered Sales of Equity Securities and Use of
     Proceeds*..............................................   25
  Item 3. Defaults Upon Senior Securities*..................   25
  Item 4. Submission of Matters to a Vote of Security
     Holders*...............................................   25
  Item 5. Other Information*................................   25
  Item 6. Exhibits..........................................   25

---------------
* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2005            2004
(In millions, except share and per-share data)                -------------   -------------
SALES.......................................................  $        832    $        775
                                                              ------------    ------------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and amortization....           640             552
  Selling, general, and administrative......................            83              81
  Depreciation and amortization.............................            43              45
  Other expense, net........................................             1               2
  Restructuring and other...................................             6              70
                                                              ------------    ------------
                                                                       773             750
                                                              ------------    ------------
OPERATING INCOME............................................            59              25
  Interest expense, net of interest capitalized.............            24              25
  Income tax expense........................................            13              --
                                                              ------------    ------------
NET INCOME..................................................  $         22    $         --
                                                              ------------    ------------
Average number of shares of common stock outstanding
  Basic.....................................................   148,904,379     154,865,139
  Diluted...................................................   151,118,207     157,270,657
EARNINGS PER SHARE
Basic and diluted earnings per share of common stock........  $       0.15    $         --
                                                              ------------    ------------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              MARCH 31, 2005   DECEMBER 31, 2004
              (IN MILLIONS, EXCEPT SHARE DATA)                --------------   -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................      $   55            $  222
  Accounts and notes receivable
  Trade, less allowances of $12 and $11 at the respective
     dates..................................................         310               391
     Other..................................................          16                15
  Inventories
     Finished goods.........................................         261               216
     Work in process........................................          73                69
     Raw materials..........................................          89                82
     Other materials and supplies...........................          36                39
  Other.....................................................          50                45
                                                                  ------            ------
  Total current assets......................................         890             1,079
                                                                  ------            ------
Property, plant, and equipment, net.........................       1,455             1,445
                                                                  ------            ------
Other assets
  Goodwill..................................................         715               657
  Intangible assets, net....................................         282               280
  Pension assets, net.......................................          11               214
  Other.....................................................          65                66
                                                                  ------            ------
  Total other assets........................................       1,073             1,217
                                                                  ------            ------
TOTAL ASSETS................................................      $3,418            $3,741
                                                                  ------            ------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................      $  303            $  472
  Accounts payable..........................................         276               246
  Taxes accrued.............................................          24                13
  Interest accrued..........................................          32                 9
  Accrued promotions, rebates, and discounts................          60                67
  Accrued litigation........................................          25                25
  Accrued payroll and benefits..............................          60                71
  Other.....................................................          89                81
                                                                  ------            ------
  Total current liabilities.................................         869               984
                                                                  ------            ------
Long-term debt..............................................         869               869
                                                                  ------            ------
Deferred income taxes.......................................         203               248
                                                                  ------            ------
Pension and postretirement benefits.........................         403               505
                                                                  ------            ------
Other.......................................................          46                43
                                                                  ------            ------
Minority interest...........................................           9                 9
                                                                  ------            ------
Shareholders' equity
  Common stock (149,061,805 and 148,711,815 shares issued
     and outstanding, after deducting 22,721,372 and
     23,071,362 shares held in treasury, at the respective
     dates).................................................           2                 2
  Premium on common stock and other capital surplus.........       1,147             1,141
  Accumulated other comprehensive loss......................        (981)             (889)
  Retained earnings.........................................         851               829
                                                                  ------            ------
  Total shareholders' equity................................       1,019             1,083
                                                                  ------            ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $3,418            $3,741
                                                                  ------            ------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2005    2004
     FOR THE THREE MONTHS ENDED MARCH 31 (In millions)        -----   ----
OPERATING ACTIVITIES
Net income..................................................  $  22   $ --
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization.............................     43     45
  Deferred income taxes.....................................      3      6
  Restructuring and other...................................      1     61
  Noncash retirement benefits, net..........................    (12)   (12)
  Net working capital.......................................     70    (19)
  Other.....................................................     (1)     2
                                                              -----   ----
Cash provided by operating activities.......................    126     83
                                                              -----   ----
INVESTING ACTIVITIES
Expenditures for property, plant, and equipment.............    (38)   (19)
Acquisitions of business and assets.........................    (98)    --
Other.......................................................     (1)     1
                                                              -----   ----
Cash used by investing activities...........................   (137)   (18)
                                                              -----   ----
FINANCING ACTIVITIES
Issuance of common stock....................................      4      6
Purchase of common stock....................................     --    (83)
Retirement of long-term debt................................   (169)    --
Net decrease in short-term debt, excluding current
  maturities of long-term debt..............................     --     (1)
Other.......................................................     11     --
                                                              -----   ----
Cash used by financing activities...........................   (154)   (78)
                                                              -----   ----
Effect of foreign-exchange rate changes on cash and
  temporary cash investment.................................     (2)    (1)
                                                              -----   ----
DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS.............   (167)   (14)
Cash and temporary cash investments, January 1..............    222    140
CASH AND TEMPORARY CASH INVESTMENTS, MARCH 31...............  $  55   $126
                                                              -----   ----

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The Consolidated Statement of Income for the three-month period ended March 31, 2005, and 2004, the Condensed Consolidated Statement of Financial Position at March 31, 2005, and the Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2005, and 2004, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2004, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled "SEC Filings." Alternatively, free copies of the company's Form 10-K for the year ended December 31, 2004, may be obtained by contacting Investor Relations at (866) 456-5439.

NOTE 2.  SUMMARY OF ACCOUNTING POLICIES

     For a complete discussion of the company's accounting policies, refer to Pactiv's most recent filing on Form 10-K.

STOCK-BASED COMPENSATION

     In accounting for stock-based employee compensation, the company uses the intrinsic-value method specified in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Shown below are net income and basic and diluted earnings per share as reported and adjusted to reflect the use of the fair-value method in determining stock-based compensation costs, as outlined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
(DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)                   2005     2004
--------------------------------------------                  ------   -------
Net income..................................................  $  22    $   --
After-tax adjustment of stock-based compensation costs
  Intrinsic-value method....................................      1        --
  Fair-value method.........................................     (3)       (3)
                                                              -----    ------
Pro forma...................................................  $  20    $   (3)
                                                              -----    ------
EARNINGS PER SHARE
Basic and diluted...........................................  $0.15    $   --
Adjustment of stock-based compensation costs
  Intrinsic-value method....................................     --        --
  Fair-value method.........................................  (0.02)    (0.02)
                                                              -----    ------
Pro forma...................................................  $0.13    $(0.02)
                                                              -----    ------

ACCOUNTS AND NOTES RECEIVABLE

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $85 million and $10 million at March 31, 2005, and March 31, 2004 respectively. The remainder of the pool ($21 million at March 31, 2005) is pledged as collateral in the event any of the sold receivables were to be uncollectible. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and the related proceeds are included in cash provided (used) by operating activities in the statement of cash flows. Discounts and fees related to these sales were immaterial in the first quarter of 2005 and 2004 and were included in other expense in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt would increase, or its cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

CHANGES IN ACCOUNTING PRINCIPLES

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that the fair value of all share-based payments to employees, including grants of stock options, be recognized in the financial statements, and supercedes APB Opinion No. 25, which requires that the intrinsic-value method be used in determining share-based employee-compensation expense. Under SFAS No. 123(R), share-based employee-compensation expense is determined using the grant-date fair value of the award and is recognized in the statement of income over the period that the employee is required to provide related service (normally the vesting period). The effective date of SFAS No. 123(R) was recently delayed until the beginning of the first annual period after June 30, 2005. The impact of adopting SFAS 123(R) cannot be predicted at this time, since it depends on future levels of share-based payments. However, if the company had adopted SFAS 123(R) in prior periods, the impact of its adoption would have paralleled that shown under "Stock-Based Compensation" in this footnote. SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation costs be reported as cash flow from financing activities rather than cash flow from operating activities. It is not possible to predict such amounts, since they depend on the timing of employee stock-option exercises. There were no amounts recognized for such excess tax-deduction benefits in the first quarter of 2005 and 2004.

NOTE 3.  RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. The principal strategic objectives of the program were to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities; (3) increase the number of new product launches over the next several years; and (4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 1,000 salaried and hourly positions worldwide. In this connection, the company recorded restructuring and other charges totaling $70 million, $44 million after tax, or $0.28 per share, in the first quarter of 2004, and $93 million, $58 million after tax, or $0.38 per share, for full-year 2004, covering severance, asset write-offs, and other, which consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom.

     In the first quarter of 2005, the company recorded restructuring and other charges of $6 million, $4 million after tax, or $0.02 per share, related to this program. The company anticipates no further charges related to this program.

     After-tax cash payments related to the restructuring and other actions totaled $12 million for full-year 2004, and $5 million for the first quarter of 2005.

     The following summarizes the impacts of restructuring and related actions.

                                                       SEVERANCE   ASSET WRITE-OFFS   OTHER(1)   TOTAL
(In millions)                                          ---------   ----------------   --------   -----
ACCRUED RESTRUCTURING BALANCE AT DECEMBER 31, 2004...     $ 3            $--            $ 8       $11
Additions/adjustments to the account
  Consumer Products..................................      --             --              1         1
  Foodservice/Food Packaging.........................      --              6             --         6
  Protective and Flexible Packaging..................      --             --             (1)       (1)
                                                          ---            ---            ---       ---
  Total additions....................................      --              6             --         6
Cash payments........................................      (2)            --             (3)       (5)
Charges against asset accounts.......................      --             (6)            --        (6)
                                                          ---            ---            ---       ---
ACCRUED RESTRUCTURING BALANCE AT MARCH 31, 2005......     $ 1            $--            $ 5       $ 6
                                                          ---            ---            ---       ---
RESTRUCTURING PROGRAM COSTS TO DATE
  Consumer Products..................................     $ 4            $--            $ 1       $ 5
  Foodservice/Food Packaging.........................       8             24              5        37
  Protective and Flexible Packaging..................      12              9             33        54
  Other..............................................      --             --              3         3
                                                          ---            ---            ---       ---
  Total..............................................     $24            $33            $42       $99
                                                          ---            ---            ---       ---

---------------

(1) Consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom.

NOTE 4. ACQUISITIONS

     On March 15, 2005, Pactiv acquired, for $98 million, Newspring Industrial Corp. (Newspring), a leading manufacturer of thin wall, injection-molded polypropylene products for use in the take-out, delicatessen, and foodservice markets. The company paid $87 million for the shares of Newspring and recorded liabilities of $11 million for anticipated future payments related to non-compete agreements and other items. At March 31, 2005, the allocation of the purchase price to the net assets of Newspring and the related recognition of $63 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired, which are subject to revision upon receipt of final appraisals.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

     Changes in the carrying value of goodwill for the three months ended March 31, 2005, are shown in the following table.

                                                                                 PROTECTIVE
                                                    CONSUMER    FOODSERVICE/    AND FLEXIBLE
                                                    PRODUCTS   FOOD PACKAGING    PACKAGING     TOTAL
(In millions)                                       --------   --------------   ------------   -----
Balance, December 31, 2004........................    $136          $326            $195       $657
Goodwill additions................................      --            63              --         63
Currency-translation adjustment...................      --            (1)             (4)        (5)
                                                      ----          ----            ----       ----
Balance, March 31, 2005...........................    $136          $388            $191       $715
                                                      ----          ----            ----       ----

     Intangible assets are summarized in the following table.

                                                   MARCH 31, 2005                 DECEMBER 31, 2004
                                            -----------------------------   -----------------------------
                                                             ACCUMULATED                     ACCUMULATED
                                            CARRYING VALUE   AMORTIZATION   CARRYING VALUE   AMORTIZATION
(In millions)                               --------------   ------------   --------------   ------------
Intangible assets subject to amortization
  Patents.................................       $ 85            $ 49            $ 85            $ 47
  Other...................................        183              68             177              66
                                                 ----            ----            ----            ----
                                                  268             117             262             113
Intangible assets not subject to
  amortization (primarily trademarks).....        131              --             131              --
                                                 ----            ----            ----            ----
Total intangible assets...................       $399            $117            $393            $113
                                                 ----            ----            ----            ----

     Amortization expense for intangible assets was $4 million for the three months ended March 31, 2005, and the three months ended March 31, 2004. Amortization expense is estimated to total $17 million, $15 million, $15 million, $12 million, and $12 million for years 2005, 2006, 2007, 2008, and 2009, respectively.

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                              MARCH 31, 2005   DECEMBER 31, 2004
(In millions)                                                 --------------   -----------------
Original cost
  Land, buildings, and improvements.........................     $   743            $   745
  Machinery and equipment...................................       1,682              1,654
  Other, including construction in progress.................         140                111
                                                                 -------            -------
                                                                   2,565              2,510
Less accumulated depreciation and amortization..............      (1,110)            (1,065)
                                                                 -------            -------
                                                                 $ 1,455            $ 1,445
                                                                 -------            -------

NOTE 7. COMMON STOCK

EARNINGS PER SHARE

     Net income per share of common stock outstanding was computed as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2005            2004
(In millions, except share and per-share data)                -------------   -------------
BASIC EARNINGS PER SHARE
  Net income................................................  $         22    $         --
                                                              ------------    ------------
  Average number of shares of common stock outstanding......   148,904,379     154,865,139
                                                              ------------    ------------
  Basic earnings per share..................................  $       0.15    $         --
                                                              ------------    ------------
DILUTED EARNINGS PER SHARE
  Net income................................................  $         22    $         --
                                                              ------------    ------------
  Average number of shares of common stock outstanding......   148,904,379     154,865,139
  Effect of dilutive securities
     Stock options..........................................     1,816,129       1,924,586
     Performance shares.....................................       397,699         480,932
                                                              ------------    ------------
  Average number of shares of common stock outstanding
     including dilutive securities..........................   151,118,207     157,270,657
                                                              ------------    ------------
  Diluted earnings per share................................  $       0.15    $         --
                                                              ------------    ------------

     In the first quarter of 2004, the company acquired 3,830,800 shares of its common stock at an average price of $21.74 per share, a total outlay of $83 million. In the first quarter of 2005, no shares of the company's common stock were acquired.

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

                                                                SEGMENT
                                                 --------------------------------------
                                                            FOODSERVICE/    PROTECTIVE
                                                 CONSUMER       FOOD       AND FLEXIBLE
                                                 PRODUCTS    PACKAGING      PACKAGING     OTHER     TOTAL
(In millions)                                    --------   ------------   ------------   -----     ------
AT MARCH 31, 2005, AND FOR THE THREE MONTHS
  THEN ENDED
Sales to external customers....................    $214        $  368          $250       $ --      $  832
Operating income...............................      20(a)         22(b)         12(c)       5(d)       59
Total assets...................................     986         1,271           803        358(e)    3,418
AT MARCH 31, 2004, AND FOR THE THREE MONTHS
  THEN ENDED
Sales to external customers....................    $200        $  345          $230       $ --      $  775
Operating income...............................      37(a)         16(b)        (34)(c)      6(d)       25
Total assets...................................     917         1,277           765        707(e)    3,666

---------------

(a) Includes restructuring and other charges of $1 million and $4 million in 2005 and 2004, respectively.

(b) Includes restructuring and other charges of $6 million and $19 million in 2005 and 2004, respectively.

(c) Includes restructuring and other charges (credits) of $(1) million and $47 million in 2005 and 2004, respectively.

(d)  Includes pension-plan income and unallocated corporate expenses.

(e) Includes administrative-service operations and, for 2004, assets related to pension plans (net).

NOTE 9. COMPREHENSIVE INCOME (LOSS)

     Details of total comprehensive income (loss) for the three-month period ended March 31, 2005, and 2004, were as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2005         2004
(In millions)                                                 ------       ------
Net income..................................................   $ 22         $ --
Additional minimum pension liability, net of tax of $43
  million...................................................    (72)          --
Net currency translation loss...............................    (21)         (11)
Other comprehensive income (loss)...........................      1           --
                                                               ----         ----
Total comprehensive loss....................................   $(70)        $(11)
                                                               ----         ----

NOTE 10. LINES OF CREDIT AND GUARANTEES

     The company, from time to time, utilizes various lines of credit, backed by payment and performance guarantees, to finance operations of its foreign subsidiaries. These lines of credit are mainly used as overdraft and foreign-exchange settlement facilities and are in effect until cancelled by one or both parties. Performance under the guarantees would be required if such subsidiaries were sold, dissolved, or otherwise failed to discharge their related obligations. At March 31, 2005, available lines of credit totaled $19 million against which no amounts were borrowed.

NOTE 11. PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

     The impact of pension plans on pretax income from continuing operations was as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2005         2004
(In millions)                                                 ------       ------
Components of net periodic-benefit income (costs)
  Service cost of benefits earned...........................   $ (6)        $ (8)
  Interest cost on benefit obligations......................    (59)         (59)
  Expected return on plan assets............................     87           88
  Amortization of:
     Unrecognized net losses................................     (9)          (8)
     Unrecognized prior-service cost........................     (1)          (1)
                                                               ----         ----
Total net periodic-benefit income...........................   $ 12         $ 12
                                                               ----         ----

     The company has post-retirement health-care and life-insurance plans that cover certain of its salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, co-payments, and other limitations. The company reserves the right to change such post-retirement plans, which are not funded.

     Effective December 31, 2004, after the company's September 30, 2004, measurement date, the company's two U.S. qualified pension plans were merged. The merger does not affect participants' benefits or any other substantive feature of the plans; however, it is expected to reduce plan administrative costs. As a result of the merger of the pension plans, the company, at March 31, 2005, wrote off pension assets of $204 million and recorded corresponding reductions of pension liabilities, equity (other comprehensive income), and deferred-tax liabilities of $89 million, $72 million, and $43 million, respectively. The merger has a negligible impact on pension income.

NOTE 12. CONTINGENCIES

LITIGATION

     On November 3, 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco Inc. (Tenneco), Tenneco Packaging Inc., and Packaging Corporation of America (PCA), Tenneco's former containerboard business. The settlement resulted in the company recording a pretax charge of $56 million, $35 million after tax, or $0.22 per share. This charge included the establishment of a reserve for the estimated liability associated with lawsuits filed by certain members of the original class-action who opted out of the class and filed their own lawsuits. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a materially adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flow in a particular period.

     During the fourth quarter 2004, the company received a letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1953 to 1998. The letter was addressed to the company and Louisiana Pacific Corporation, the current owner, to whom a predecessor of the company (which operated the facility from 1978 to 1983) sold the facility in 1983. As of the date of this report, legal proceedings in respect of the potential plaintiffs' allegations have not commenced. The company is not currently able to quantify its financial exposure, if any, relating to the matters alleged in the letter, and the potential plaintiffs have not specified the amount of compensation sought. The company intends to defend vigorously any legal proceedings that may be commenced against it by the potential plaintiffs.

     On March 22, 2005, the company filed a declaratory judgment action in the United States District Court, Eastern District of Michigan, related to a "superfund" site in Filer City, Michigan. The final clean-up remedy for the site was pursuant to a U.S. Environmental Protection Agency (EPA) Record of Decision and Administrative Order in 1993, in which the EPA expressly determined that conditions at the site posed no current or potentially unacceptable risk to human health or the environment. The company contends that, because of the federal EPA action in 1993, the Michigan Department of Environmental Quality is precluded from demanding that the company undertake additional investigative and remedial work at the site. While it is not possible to predict the outcome of this proceeding, management, based on its assessment of the facts and circumstances now known, does not believe that this proceeding will have a material effect on the company's financial position.

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

ENVIRONMENTAL MATTERS

     In early 2003, the company discovered that certain air emissions at one of its California plants exceeded permitted levels. The company reported this matter to the San Joaquin Valley Air Pollution Control District and, effective November 2003, entered into a settlement agreement with that agency regarding the appropriate actions to be taken to address the matter. Some of the actions to be taken under the settlement agreement are subject to review by the EPA in its consideration of a Title V air-permit application regarding the Visalia, California, facility filed with the State of California on April 29, 2005. The company does not expect (1) any further discussions with the State or the EPA regarding the terms of the settlement agreement nor (2) any material adverse effect on the company's financial position, results of operations, or cash flows to stem from the settlement agreement.

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

RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. The principal strategic objectives of the program were to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities; (3) increase the number of new product launches over the next several years; and (4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 1,000 salaried and hourly positions worldwide. In this connection, the company recorded restructuring and other charges totaling $70 million, $44 million after tax, or $0.28 per share, in the first quarter of 2004, and $93 million, $58 million after tax, or $0.38 per share, for full-year 2004, covering severance, asset write-offs, and other, which consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom.

     In the first quarter of 2005, the company recorded restructuring and other charges of $6 million, $4 million after tax, or $0.02 per share, related to this program. The company anticipates no further charges related to this program.

     After-tax cash payments related to the restructuring and other actions totaled $12 million for full-year 2004, and $5 million for the first quarter of 2005.

     The following summarizes the impacts of restructuring and related actions.

(IN MILLIONS)                                          SEVERANCE   ASSET WRITE-OFFS   OTHER(1)   TOTAL
-------------                                          ---------   ----------------   --------   -----
ACCRUED RESTRUCTURING BALANCE AT DECEMBER 31, 2004...     $ 3            $--            $ 8       $11
Additions/adjustments to the account
  Consumer Products..................................      --             --              1         1
  Foodservice/Food Packaging.........................      --              6             --         6
  Protective and Flexible Packaging..................      --             --             (1)       (1)
  Total additions....................................      --              6             --         6
Cash payments........................................      (2)            --             (3)       (5)
Charges against asset accounts.......................      --             (6)            --        (6)
                                                          ---            ---            ---       ---
ACCRUED RESTRUCTURING BALANCE AT MARCH 31, 2005......     $ 1            $--            $ 5       $ 6
                                                          ---            ---            ---       ---
RESTRUCTURING PROGRAM COSTS TO DATE
  Consumer Products..................................     $ 4            $--            $ 1       $ 5
  Foodservice/Food Packaging.........................       8             24              5        37
  Protective and Flexible Packaging..................      12              9             33        54
  Other..............................................      --             --              3         3
                                                          ---            ---            ---       ---
  Total..............................................     $24            $33            $42       $99
                                                          ---            ---            ---       ---

---------------

(1) Consists principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom.

THREE MONTHS ENDED MARCH 31, 2005, COMPARED WITH THREE MONTHS ENDED MARCH 31,
2004

RESULTS OF CONTINUING OPERATIONS

     Significant Trends

     The principal raw materials used to manufacture the company's products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 38% higher in the first quarter of 2005 than in the same period of 2004, driven principally by higher oil and benzene prices, while average industry prices for polyethylene rose by approximately 40% in the first quarter of 2005 compared with the same period in 2004, fueled by higher natural-gas prices. In response to increases in resin costs, the company raised selling prices in many areas of its business during 2004 and in the first quarter of 2005, which offset the majority of the resin cost increases.

     Raw-material costs will likely continue to be a source of uncertainty for the company. Resin vendors have announced additional price increases effective in the second quarter of 2005; however, at this time it is not clear whether these price increases will be successfully implemented as announced, or at all.

     The company is also sensitive to other energy-related cost movements, particularly with respect to transportation and logistics costs. Historically, the company has been able to mitigate higher energy-related costs with productivity improvements and other cost reductions; however, future significant energy-related cost increases may not be fully offset with productivity initiatives.

     The company recently announced the launch of Hefty(R) Serve 'n Store(TM) tableware, a major new product family in its Consumer tableware business, as well as Hefty(R) Easy Grip(TM)cups. An additional new product launch is expected to occur in 2005 in the Consumer segment. To support these growth initiatives and the Hefty(R) UltraFlex(TM) waste-bag line, which was launched in the third quarter of 2004, the company's investment in advertising and promotion (A&P) in 2005 is expected to increase significantly compared with 2004. The impact on pretax profit of higher A&P spending, net of operating income on incremental new-product sales, is expected to be approximately $45 million to $55 million in 2005.

     Sales

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2005    2004    CHANGE
(Dollars in millions)                                         -----   -----   ------
Consumer Products...........................................  $214    $200     7.0%
Foodservice/Food Packaging..................................   368     345     6.7
Protective and Flexible Packaging...........................   250     230     8.7
                                                              ----    ----
Total.......................................................  $832    $775     7.4%
                                                              ----    ----

     Total sales increased $57 million, or 7.4% versus the prior year. Excluding the positive impact of foreign-currency exchange rates ($3 million) and acquisitions ($3 million), sales grew by 6.6%.

     Sales for the Consumer Products business increased $14 million, or 7.0%, from the first quarter of 2004, reflecting volume growth of 2% and price increases of 5%. Volume growth reflected strength in the base business, particularly in waste bags. Rollout of Hefty(R) Serve 'n Store(TM) plates and bowls, as well as Hefty(R) Easy Grip(TM) party cups, began late in the first quarter and will ramp up in the second quarter. The investment to launch these products, as well as for Hefty(R) Ultra Flex(TM), the company's strong and stretchable waste bag, launched in the third quarter of 2004, will continue throughout 2005.

     Sales in the Foodservice/Food Packaging business increased $23 million, or 6.7%, from last year, as a 12% increase in price more than offset a 5% volume decrease. The volume decline resulted from adjustments that typically occur when pricing increases significantly, as well as the impact of discontinuing product lines that were part of the restructuring program announced in the first quarter of 2004.

     Sales in the Protective and Flexible Packaging business increased $20 million, or 8.7%, compared with 2004, driven by the impact of pricing actions (7%) and foreign-exchange gains (2%). Sales growth in North America primarily reflected pricing gains, as well as volume increases in the construction and industrial sectors, offset by weakness in the furniture market. Growth in Europe reflected higher prices and flat volume, as modest gains in some businesses were offset by declines in others.

  Operating Income

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2005    2004   CHANGE
(Dollars in millions)                                         ----    ----   ------
Consumer Products...........................................  $20     $37    (45.9)%
Foodservice/Food Packaging..................................   22      16     37.5
Protective and Flexible Packaging...........................   12     (34)   135.3
Other.......................................................    5       6    (16.7)
                                                              ---     ---
Total.......................................................  $59     $25    136.0%
                                                              ---     ---

     Total operating income was $59 million in the first quarter of 2005, an increase of $34 million from last year, mainly due to the recording of restructuring and other charges of $70 million in 2004.

     The following tables summarize by segment the impact of restructuring and other charges in the first quarter of 2005 and 2004.

                                               OPERATING INCOME (LOSS) -- THREE MONTHS ENDED MARCH 31, 2005
                                               ------------------------------------------------------------
                                               U.S. GAAP     RESTRUCTURING AND     EXCLUDING RESTRUCTURING
                                                 BASIS         OTHER CHARGES          AND OTHER CHARGES
(Dollars in millions)                          ----------    ------------------    ------------------------
Consumer Products............................     $20                $1                      $21
Foodservice/Food Packaging...................      22                 6                       28
Protective and Flexible Packaging............      12                (1)                      11
Other........................................       5                --                        5
                                                  ---                --                      ---
Total........................................     $59                $6                      $65
                                                  ---                --                      ---

                                               OPERATING INCOME (LOSS) -- THREE MONTHS ENDED MARCH 31, 2004
                                               ------------------------------------------------------------
                                               U.S. GAAP     RESTRUCTURING AND     EXCLUDING RESTRUCTURING
                                                 BASIS         OTHER CHARGES          AND OTHER CHARGES
(Dollars in millions)                          ----------    ------------------    ------------------------
Consumer Products............................     $37               $ 4                      $41
Foodservice/Food Packaging...................      16                19                       35
Protective and Flexible Packaging............     (34)               47                       13
Other........................................       6                --                        6
                                                  ---               ---                      ---
Total........................................     $25               $70                      $95
                                                  ---               ---                      ---

     The company's management believes that considering operating income excluding the effect of restructuring and other charges is a meaningful alternative way of evaluating the company's operating results. Restructuring and other charges relate to actions that will have an ongoing effect on the company, and to consider such charges as being only applicable to the periods in which such charges are recognized could make the company's operating performance in those periods more difficult to evaluate, particularly when compared with other periods in which there were no such charges. The company's management uses operating income excluding restructuring and other charges to evaluate operating performance and, along with other factors, in determining management compensation.

     The following table summarizes operating income excluding restructuring and other charges for the first quarter of 2005 and 2004.

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2005    2004   CHANGE
(Dollars in millions)                                         ----    ----   ------
Consumer Products...........................................  $21     $41    (48.8)%
Foodservice/Food Packaging..................................   28      35    (20.0)
Protective and Flexible Packaging...........................   11      13    (15.4)
Other.......................................................    5       6    (16.7)
                                                              ---     ---
Total.......................................................  $65     $95    (31.6)%
                                                              ---     ---

     Excluding restructuring and other charges in both years, operating income was $65 million in 2005, a decrease of $30 million, or 31.6%, from 2004, primarily as a result of higher raw-material costs and higher investment in new-product launches, offset partially by higher pricing.

     Excluding restructuring charges in both years for the Consumer Products segment, operating income was $21 million compared with $41 million in 2004. Approximately one-half of the operating-income decline was due to lower spread (higher-raw material costs offset partially by higher pricing) and one-half was due to higher product-launch investment.

     Excluding restructuring charges in both years for the Foodservice/Food Packaging segment, operating income was $28 million, a decline of 20% compared with $35 million in 2004. The decrease reflected higher raw-material and logistics costs, offset partially by pricing gains.

     Excluding restructuring charges in both years for the Protective and Flexible Packaging segment, operating income was $11 million compared with $13 million in 2004, as higher raw-material costs more than offset restructuring benefits and price increases.

  Net Income

     The company recorded net income of $22 million, or $0.15 per share, in the first quarter of 2005, compared with breakeven last year. First quarter 2005's results included the impact of restructuring and other charges totaling $4 million, or $0.02 per share, while first quarter 2004's results included the impact of restructuring and other charges totaling $44 million, or $0.28 per share.

LIQUIDITY AND CAPITAL RESOURCES

  Capitalization

                                                              MARCH 31,   DECEMBER 31,
                                                                2005          2004       CHANGE
(In millions)                                                 ---------   ------------   ------
Short-term debt, including current maturities of long-term
  debt......................................................   $  303        $  472      $(169)
Long-term debt..............................................      869           869         --
                                                               ------        ------      -----
Total debt..................................................    1,172         1,341       (169)
Minority interest...........................................        9             9         --
Shareholders' equity........................................    1,019         1,083        (64)
                                                               ------        ------      -----
Total capitalization........................................   $2,200        $2,433      $(233)
                                                               ------        ------      -----

     The ratio of debt to total capitalization declined to 53.3% at March 31, 2005, from 55.1% at December 31, 2004. The decline in short-term debt was due to the voluntary prepayment of the company's synthetic-lease facility of $169 million. Shareholder's equity declined $64 million primarily due to the recording of $72 million of additional minimum pension liability and unfavorable foreign-currency translation adjustments of $21 million, offset partially by $22 million of net income and the issuance of $6 million of common stock in connection with the administration of employee-benefit plans.

  Cash Flows

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2005      2004
(In millions)                                                 -------   ------
Cash provided (used) by:
  Operating activities......................................   $ 126     $ 83
  Investing activities......................................    (137)     (18)
  Financing activities......................................    (154)     (78)

     Cash provided by operating activities was $126 million in the first quarter of 2005, up $43 million from last year, primarily reflecting an increase in the company's asset-securitization program balance of $75 million, offset, in part, by higher working capital related to new products and higher raw-material costs. Amounts sold under the asset-securitization program were $85 million and $10 million at the end of the first quarter of 2005 and 2004, respectively.

     Investing activities used $137 million and $18 million of cash in the first quarter of 2005 and 2004, respectively. Expenditures for property, plant, and equipment was $38 million in 2005 and $19 million in 2004. Additionally, in 2005, the company acquired Newspring Industrial Corp. (Newspring) for $98 million.

     Cash used by financing activities was $154 million in the first quarter of 2005, primarily reflecting the voluntary prepayment of the company's synthetic-lease facility ($169 million), offset partially by the issuance of company stock ($4 million) in connection with the administration of employee-benefits plans, and future amounts ($11 million) due in connection with the acquisition of Newspring. Cash used by financing activities was $78 million in 2004, primarily reflecting the repurchase of company stock ($83 million), offset partially by the issuance of company stock ($6 million) in connection with the administration of employee-benefit plans.

     Capital Commitments

     Commitments for authorized capital expenditures totaled approximately $131 million at March 31, 2005. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

     Contractual Obligations

     There has been no material change in the company's aggregate contractual obligations since the end of 2004.

     Liquidity and Off-Balance-Sheet Financing

     The company uses various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year, $600 million revolving-credit facility, none of which was outstanding at March 31, 2005. The company was in full compliance with financial and other covenants of its revolving-credit agreement at the end of the first quarter of 2005. The company also utilizes an off-balance sheet asset-securitization program. Amounts securitized under this program were $85 million and $10 million at March 31, 2005, and 2004, respectively. Termination of the asset-securitization program would require the company to increase its debt or decrease its cash balance by a corresponding amount.

     The company has pension plans that cover substantially all of its employees. Cash-funding requirements for the U.S. plan is governed primarily by the Employee Retirement Income Security Act (ERISA). Based on long-term projections and regulations in existence at December 31, 2004, no cash contributions to the U.S. plan will be required through at least 2014.

     In December 2003, the company's board of directors approved a plan to repurchase up to 5 million shares of its common stock using open-market or privately-negotiated transactions, with the repurchased shares to be held in treasury for general corporate purposes. In March 2004, the board of directors approved a plan for the company to repurchase an additional 5 million shares of its common stock under terms and conditions similar to those included in the December 2003 plan. In August 2004, the board of directors approved a plan for the company to repurchase a third tranche of 5 million shares of its common stock under terms and conditions similar to those included in the December 2003 and March 2004 plans. Pursuant to these authorizations, the company acquired 945,600 shares in 2003, at an average cost of $23.11 per share, or a total outlay of $22 million, and 10,148,500 shares in 2004, at an average cost of $22.71 per share, or a total outlay of $230 million. No additional shares were purchased in the first quarter of 2005.

     In January 2005, the company voluntarily prepaid its $169 million synthetic-lease facility.

     Management believes that cash flow from operations, available cash reserves, and the ability to obtain cash under the company's credit facilities and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements.

CHANGES IN ACCOUNTING PRINCIPLES

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) requires that the fair value of all share-based payments to employees, including grants of stock options, be recognized in the financial statements, and supercedes APB Opinion No. 25, which requires that the intrinsic-value method be used in determining share-based employee-compensation expense. Under SFAS No. 123(R), share-based employee-compensation expense is determined using the grant-date fair value of the award and is recognized in the statement of income over the period that the employee is required to provide related service (normally the vesting period). The effective date of SFAS No. 123(R) was recently delayed until the beginning of the first annual period after June 30, 2005. The impact of adopting SFAS 123(R) cannot be predicted at this time, since it depends on future levels of share-based payments. However, if the company had adopted SFAS 123(R) in prior periods, the impact of its adoption would have paralleled that shown under "Stock-Based Compensation" in Note 2 to the financial statements. SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation costs be reported as cash flow from financing activities rather than cash flow from operating activities. It is not possible to predict such amounts, since they depend on the timing of employee stock-option exercises. There were no amounts recognized for such excess tax-deduction benefits in the first quarter of 2005 and 2004.

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

     - Changes in laws or governmental actions, including changes in regulations such as those relating to air emissions or use of plastics generally.

     - Although the company believes it has adequate sources of liquidity for its operations, the availability or cost of capital could impact growth or acquisition opportunities.

     - Workforce factors, such as strikes or other labor interruptions.

     - The general economic, political, and competitive conditions in countries in which the company operates, including currency fluctuations and other risks associated with operating outside of the U. S., may impact not only demand for the company's products, but also the prices of raw materials and costs of manufacturing.

     - Changes in assumptions regarding the long-term rate of return on pension assets and the discount rate and other assumptions, as well as the level of amortization of actuarial gains and losses, could have a material effect on net income and shareholders' equity. Similarly differences between actual and assumed rates of return on pension assets affect the company's net income and possibly shareholders' equity.

     - Proposed changes in U.S. and/or foreign governmental regulations as they relate to funding of retirement plans.

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

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at March 31, 2005, all of which will mature in 2005.

                                                     NOTIONAL AMOUNT                     NOTIONAL AMOUNT
                                                   IN FOREIGN CURRENCY   EXCHANGE RATE   IN U.S. DOLLARS
(In millions, except settlement rates)             -------------------   -------------   ---------------
British pounds
   -- Purchase...................................            2               1.878               4
   -- Sell.......................................          (19)              1.878             (36)
Euros
   -- Purchase...................................           48               1.292              62
   -- Sell.......................................           (3)              1.292              (4)
U.S. dollars
   -- Sell.......................................          (25)              1.000             (25)
Czech korunas
   -- Sell.......................................          (16)               .043              (1)
Hungarian forints
   -- Sell.......................................         (100)               .005              (1)

     Interest Rates

     At March 31, 2005 the company had public-debt securities of $1.174 billion outstanding with fixed interest rates and original maturity dates ranging from 1 to 22 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time. In addition, the company had other fixed-rate debt totaling $1 million at March 31, 2005.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                              2005   2007   THEREAFTER   TOTAL
(Dollars in millions)                                         ----   ----   ----------   ------
Fixed-rate debt securities..................................  $299   $ 99      $776      $1,174
Average interest rate.......................................   7.2%   8.0%      8.1%        7.9%
Fair value..................................................  $305   $104      $965      $1,374
Fixed-rate debt.............................................  $  1   $ --      $ --      $    1
Average interest rate.......................................   4.2%    --        --         4.2%
Fair value..................................................  $  1   $ --      $ --      $    1

     Prior to its spin-off from Tenneco Inc., the company entered into an interest-rate swap to hedge its exposure to interest-rate movements. The company settled this swap in November 1999, incurring a

$43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

     In the first quarter of 2001, the company entered into interest-rate swap agreements to covert floating-rate debt on its synthetic-lease obligations to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. During the first quarter of 2002, the company exited these swap agreements, and the related accumulated net loss was expensed over the life of the underlying obligation. The remaining $1 million was expensed in the first quarter of 2005 in conjunction with the company's prepayment of the synthetic-lease facility.

ITEM 4. CONTROLS AND PROCEDURES

     The company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures, and the company and such officers have concluded that such controls and procedures were adequate and effective as of March 31, 2005.

     There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2005, that materially affected internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 3, 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco Inc. (Tenneco), Tenneco Packaging Inc., and Packaging Corporation of America (PCA), Tenneco's former containerboard business. The settlement resulted in the company recording a pretax charge of $56 million, $35 million after tax, or $0.22 per share. This charge included the establishment of a reserve for the estimated liability associated with lawsuits filed by certain members of the original class-action who opted out of the class and filed their own lawsuits. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a materially adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flow in a particular period.

     During the fourth quarter 2004, the company received a letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1953 to 1998. The letter was addressed to the company and Louisiana Pacific Corporation, the current owner, to whom a predecessor of the company (which operated the facility from 1978 to 1983) sold the facility in 1983. As of the date of this report, legal proceedings in respect of the potential plaintiffs' allegations have not commenced. The company is not currently able to quantify its financial exposure, if any, relating to the matters alleged in the letter, and the potential plaintiffs have not specified the amount of compensation sought. The company intends to defend vigorously any legal proceedings that may be commenced against it by the potential plaintiffs.

     On March 22, 2005, the company filed a declaratory judgment action in the United States District Court, Eastern District of Michigan, related to a "superfund" site in Filer City, Michigan. The final clean-up remedy for the site was pursuant to a U.S. Environmental Protection Agency (EPA) Record of Decision and Administrative Order in 1993, in which the EPA expressly determined that conditions at the site posed no current or potentially unacceptable risk to human health or the environment. The company contends that, because of the federal EPA action in 1993, the Michigan Department of Environmental Quality is precluded from demanding that the company undertake additional investigative and remedial work at the site. While it is not possible to predict the outcome of this proceeding, management, based on its assessment of the facts and circumstances now known, does not believe that this proceeding will have a material effect on the company's financial position

     The company is party to other legal proceedings arising from its operations. Related reserves are recorded when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period.

ENVIRONMENTAL MATTERS

     In early 2003, the company discovered that certain air emissions at one of its California plants exceeded permitted levels. The company reported this matter to the San Joaquin Valley Air Pollution Control District and, effective November 2003, entered into a settlement agreement with that agency regarding the appropriate actions to be taken to address the matter. Some of the actions to be taken under the settlement agreement are subject to review by the EPA in its consideration of a Title V air-permit application regarding the Visalia, California, facility filed with the State of California on April 29, 2005. The company does not expect (1) any further discussions with the State or the EPA regarding the terms of the settlement agreement nor (2) any material adverse effect on the company's financial position, results of operations, or cash flows to stem from the settlement agreement.

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

ITEMS 2-5. NONE.

ITEM 6. EXHIBITS.

     Exhibits designated with an asterisk in the following index are furnished; all other exhibits are incorporated by reference.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    2          Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
               Pactiv Corporation's Current Report on Form 8-K dated
               November 11, 1999, File No. 1-15157).
    3.1        Restated Certificate of Incorporation of the registrant
               (incorporated herein by reference to Exhibit 3.1 to Pactiv
               Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
    3.2        Amended and Restated By-laws of the registrant adopted May
               17, 2001 (incorporated herein by reference to Exhibit 3.2 to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 2001, File No. 1-15157).
    4.1        Specimen Stock Certificate of Pactiv Corporation Common
               Stock (incorporated herein by reference to Exhibit 4.1 to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
    4.2(a)     Qualified Offer Plan Rights Agreement, dated as of November
               4, 1999, by and between the registrant and First Chicago
               Trust Company of New York, as Rights Agent (incorporated
               herein by reference to Exhibit 4.2 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
    4.2(b)     Amendment No. 1 to Rights Agreement, dated as of November 7,
               2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit
               4.4(a) to Pactiv Corporation's Registration Statement on
               Form S-8, File No. 333-101121.
    4.3(a)     Indenture, dated September 29, 1999, by and between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.1 to Tenneco
               Packaging Inc.'s Registration Statement on Form S-4, File
               No. 333-82923).
    4.3(b)     First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(b) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
    4.3(c)     Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(c) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    4.3(d)     Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(d) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
    4.3(e)     Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(e) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
    4.3(f)     Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, Exhibit 4.3(f) to
               1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by Pactiv reference to
               Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
    4.4        Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
               Pactiv Corporation Rabbi Trust (incorporated herein by
               reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1999, File No. 1-15157).
   10.1        Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
               herein by reference to Exhibit 16.1 to Tenneco Inc.'s
               Current Report on Form 8-K dated November 4, 1999, File No.
               1-12387).
   10.2        Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
               Report on Form 8-K dated November 4, 1999, File No.
               1-12387).
   10.3        Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
               registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
               for quarterly period ended September 30, 1999, File No.
               1-12387).
   10.4        Pactiv Corporation (formerly known as Tenneco Packaging
               Inc.) Executive Incentive Compensation Plan (incorporated
               herein by reference to Exhibit 10.5 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
   10.5        Pactiv Corporation (formerly known as Tenneco Packaging
               Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
   10.6        Amended and restated Changes in Control Severance Benefit
               Plan for Key Executives as of March 1, 2005 (incorporated
               herein by reference to Exhibit 10.6 to Pactiv Corporation's
               Annual Report on Form 10-K for the year ended December 31,
               2004, File No. 1-15157) (superseding Pactiv Corporation
               (formerly known as Tenneco Packaging Inc.) Change in Control
               Severance Benefit Plan for Key Executives (incorporated
               herein by reference to Exhibit 10.7 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
   10.7        Pactiv Corporation (formerly known as Tenneco Packaging
               Inc.) Deferred Compensation Plan (incorporated herein by
               reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1999, File No. 1-15157).
   10.8        Pactiv Corporation Rabbi Trust (incorporated herein by
               reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1999, File No. 1-15157).

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   10.9        Employment Agreement, dated as of March 11, 1997, by and
               between Richard L. Wambold and Tenneco Inc. (incorporated
               herein by reference to Exhibit 10.17 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
   10.10       Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
               Administrative Agent, Credit Suisse First Boston, as
               Syndication Agent, Bank One, NA and Banque Nationale de
               Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
               Statement on Form S-4, File No. 333-82923).
   10.11       Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1999, File No. 1-15157).
   10.12       Letter of Agreement dated September 10, 1999, by and among
               Tenneco Inc., Bank of America, N.A., and Bank of America
               Securities LLC, related to Term Loan Agreement, dated as of
               November 3, 1999, by and between the registrant and Bank of
               America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
               the quarter ended September 30, 1999, File No. 1-15157).
   10.13       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
               institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1999, File No.
               1-15157).
   10.14       Pactiv Corporation 2002 Incentive Compensation Plan
               (incorporated herein by reference to Exhibit 4.7 to Pactiv
               Corporation's Registration Statement on Form S-8, File No.
               333-101121).
   10.15       Credit Agreement, dated as of May 27, 2004, among the
               registrant, Bank of America, N.A., as Administrative Agent,
               Bank One, as Syndication Agent and L/C Issuer, BNP Paribas,
               Suntrust Bank, and Citicorp North America, Inc., as
               Co-Documentation Agents, and the other financial
               institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 2004, File No.
               1-15157).
   10.16       Pactiv Corporation Defined Retirement Savings Plan
               (incorporated herein by reference to Exhibit 10.16 to Pactiv
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2004, File No. 1-15157).
   10.17       Form of Pactiv Corporation Non-Qualified Stock Option Award
               Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation's Annual Report on Form 10-K for the
               year ended December 31, 2004, File No. 1-15157).
   10.18       Form of Pactiv Corporation Performance Share Award Agreement
               (incorporated herein by reference to Exhibit 10.18 to Pactiv
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2004, File No. 1-15157).
   10.19       Summary of Compensation Arrangements of Directors
               (incorporated herein by reference to Exhibit 10.19 to Pactiv
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2004, File No. 1-15157).
   10.20       Summary of Named Executive Officer Compensation Arrangements
               (incorporated herein by reference to Exhibit 10.20 to Pactiv
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2004, File No. 1-15157).
   11          None.
   12          None.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
   13          None
   14          Code of Ethical Conduct for Financial Managers (posted to
               company's website, www.pactiv.com) in accordance with Item
               406(c)(2) of Regulation S-K.
   15          None.
   18          None.
   19          None.
   22          None.
   23          None.
   24          None.
  *31.1        Rule 13a-14(a)/15d-14(a) Certification.
  *31.2        Rule 13a-14(a)/15d-14(a) Certification.
 **32.1        Section 1350 Certification.
 **32.2        Section 1350 Certification.

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

Date: May 10, 2005