Form 10-Q
period 2005-06-30
PACTIV CORP
filed 2005-08-15
CIK 1089976

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share:149,767,294 as of July 31, 2005. (See Notes to Financial Statements.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income.......................    3
     Condensed Consolidated Statement of Financial
      Position..............................................    4
     Condensed Consolidated Statement of Cash Flows.........    5
     Notes to Financial Statements..........................    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   16
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   26
  Item 4. Controls and Procedures...........................   27
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.................................   28
  Item 2. Unregistered Sales of Equity Securities and Use of
     Proceeds*..............................................   29
  Item 3. Defaults Upon Senior Securities*..................   29
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   29
  Item 5. Other Information*................................   29
  Item 6. Exhibits..........................................   29

---------------
* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                ---------------------------   ---------------------------
                                                    2005           2004           2005           2004
(In millions, except share and per-share data)  ------------   ------------   ------------   ------------
SALES......................................     $        707   $        654   $      1,320   $      1,229
                                                ------------   ------------   ------------   ------------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization..........................              525            453            988            848
  Selling, general, and administrative.....               66             62            123            118
  Depreciation and amortization............               36             32             71             69
  Other expense, net.......................                2              1              1              2
  Restructuring and other..................               --             11              6             75
                                                ------------   ------------   ------------   ------------
                                                         629            559          1,189          1,112
                                                ------------   ------------   ------------   ------------
OPERATING INCOME...........................               78             95            131            117
  Interest expense, net of interest
     capitalized...........................               20             21             40             42
  Income tax expense.......................               21             27             33             28
                                                ------------   ------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS..........               37             47             58             47
INCOME (LOSS) OF DISCONTINUED OPERATIONS, NET
  OF INCOME TAXES..........................              (79)             5            (78)             5
                                                ------------   ------------   ------------   ------------
NET INCOME (LOSS)..........................     $        (42)  $         52   $        (20)  $         52
                                                ------------   ------------   ------------   ------------
Average number of shares of common stock
  Outstanding
  Basic....................................      149,329,245    151,913,718    149,124,670    153,433,091
  Diluted..................................      151,208,648    154,445,044    151,175,843    155,910,941
EARNINGS (LOSS) PER SHARE
Basic
  Continuing operations....................     $       0.25   $       0.31   $       0.39   $       0.31
  Discontinued operations..................            (0.53)          0.03          (0.52)          0.03
                                                ------------   ------------   ------------   ------------
                                                $      (0.28)  $       0.34   $      (0.13)  $       0.34
                                                ------------   ------------   ------------   ------------
Diluted
  Continuing operations....................     $       0.24   $       0.30   $       0.38   $       0.30
  Discontinued operations..................            (0.52)          0.03          (0.52)          0.03
                                                ------------   ------------   ------------   ------------
                                                $      (0.28)  $       0.33   $      (0.14)  $       0.33
                                                ------------   ------------   ------------   ------------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                               JUNE 30, 2005      DECEMBER 31, 2004
(In millions, except share data)                              ----------------   --------------------
ASSETS
Current assets
  Cash and temporary cash investments.......................      $    71               $  222
  Accounts and notes receivable
  Trade, less allowances of $6 and $6 at the respective
     dates..................................................          201                  267
     Other..................................................           14                   11
  Inventories
     Finished goods.........................................          199                  167
     Work in process........................................           51                   55
     Raw materials..........................................           70                   55
     Other materials and supplies...........................           40                   34
  Other.....................................................           43                   42
  Assets held for sale......................................          652                  735
                                                                  -------               ------
  Total current assets......................................        1,341                1,588
                                                                  -------               ------
Property, plant, and equipment, net.........................        1,154                1,137
                                                                  -------               ------
Other assets
  Goodwill..................................................          529                  466
  Intangible assets, net....................................          270                  270
  Pension assets, net.......................................           10                  214
  Other.....................................................           65                   66
                                                                  -------               ------
  Total other assets........................................          874                1,016
                                                                  -------               ------
TOTAL ASSETS................................................      $ 3,369               $3,741
                                                                  -------               ------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................      $   303               $  471
  Accounts payable..........................................          175                  182
  Taxes accrued.............................................           26                    3
  Interest accrued..........................................            9                    9
  Accrued promotions, rebates, and discounts................           69                   65
  Accrued litigation........................................           25                   25
  Accrued payroll and benefits..............................           52                   59
  Other.....................................................           84                   65
  Liabilities related to held for sale......................          179                  145
                                                                  -------               ------
  Total current liabilities.................................          922                1,024
                                                                  -------               ------
Long-term debt..............................................          880                  869
                                                                  -------               ------
Deferred income taxes.......................................          204                  241
                                                                  -------               ------
Pension and postretirement benefits.........................          358                  473
                                                                  -------               ------
Other.......................................................           33                   42
                                                                  -------               ------
Minority interest...........................................            9                    9
                                                                  -------               ------
Shareholders' equity
  Common stock (149,592,768 and 148,711,815 shares issued
     and outstanding, after deducting 22,190,408 and
     23,071,362 shares held in treasury, at the respective
     dates).................................................            2                    2
  Premium on common stock and other capital surplus.........        1,156                1,141
  Accumulated other comprehensive loss......................       (1,004)                (889)
  Retained earnings.........................................          809                  829
                                                                  -------               ------
  Total shareholders' equity................................          963                1,083
                                                                  -------               ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $ 3,369               $3,741
                                                                  -------               ------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2005    2004
FOR THE SIX MONTHS ENDED JUNE 30 (In millions)                -----   -----
OPERATING ACTIVITIES
Income from continuing operations...........................  $  58   $  47
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations:
  Depreciation and amortization.............................     71      69
  Deferred income taxes.....................................     17      20
  Restructuring and other...................................     --      47
  Pension income............................................    (27)    (28)
  Net working capital.......................................     23     (16)
  Other.....................................................     (6)      1
                                                              -----   -----
Cash provided by operating activities -- continuing
  operations................................................    136     140
Cash provided by -- discontinued operations.................     28      29
                                                              -----   -----
Cash provided by operating activities.......................    164     169
                                                              -----   -----
INVESTING ACTIVITIES
Expenditures for property, plant, and
  equipment -- continuing operations........................    (61)    (29)
Acquisitions of businesses and assets.......................    (98)     --
Other continuing operations investing activities............     (1)     --
                                                              -----   -----
Cash used by investing activities -- continuing
  operations................................................   (160)    (29)
Expenditures for property, plant, and
  equipment -- discontinued operations......................    (14)     (8)
Other -- discontinued operations investing activities.......     --       1
                                                              -----   -----
Cash used by investing activities...........................   (174)    (36)
                                                              -----   -----
FINANCING ACTIVITIES
Issuance of common stock....................................     11      19
Purchase of common stock....................................     --    (171)
Retirement of long-term debt................................   (169)     --
Issuance of long-term debt..................................     11      --
Other.......................................................     10      --
                                                              -----   -----
Cash used by financing activities -- continuing
  operations................................................   (137)   (152)
Cash used by financing activities -- discontinued
  operations................................................     --      (1)
                                                              -----   -----
Cash used by financing activities...........................   (137)   (153)
                                                              -----   -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................     (4)     (1)
                                                              -----   -----
DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS.............   (151)    (21)
Cash and temporary cash investments, January 1..............    222     140
                                                              -----   -----
CASH AND TEMPORARY CASH INVESTMENTS, JUNE 30................  $  71   $ 119
                                                              -----   -----

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income for the three- and six-month period, ended June 30, 2005, and 2004, the Condensed Consolidated Statement of Financial Position at June 30, 2005, and the Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2005, and 2004, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2004, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled "SEC filings." Alternatively, free copies of the company's Form 10-K for the year ended December 31, 2004, may be obtained by contacting Investor Relations at (866) 456-5439. Certain amounts in the financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

     On June 23, 2005, Pactiv entered into an agreement to sell most of its worldwide protective- and flexible-packaging businesses to an affiliate of AEA Investors LLC, an international private equity firm. This transaction, which is subject to regulatory approval, is expected to be completed in the third quarter of 2005. The company has reported the operating results of the affected businesses as income (loss) from discontinued operations in the consolidated statement of income for all periods presented. The assets and liabilities of the businesses to be sold have been classified as assets held for sale and liabilities related to assets held for sale, respectively, in the company's consolidated statement of financial position.

     These businesses historically were included in the company's Protective and Flexible Packaging segment. In conjunction with the planned sale of these entities, the company reviewed its reporting segments in accordance with the requirements of Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." Based on this review, the company has included the Protective and Flexible packaging businesses that are not being sold in the Foodservice/Food Packaging segment, which has been restated to reflect this change for all periods presented herein.

     Following this divestiture, the company will have 3 reporting segments:
Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, such as waste bags, tableware, food-storage bags, and cookware, for consumer markets, such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, for foodservice and food-packaging markets, such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used.

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

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

                                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                  JUNE 30,             JUNE 30,
                                                             -------------------   -----------------
                                                               2005       2004      2005      2004
(In millions, except per-share data)                         --------   --------   -------   -------
Net income (loss)..........................................   $  (42)    $   52    $  (20)   $   52
After-tax adjustment of stock-based compensation costs:
  Intrinsic-value method...................................       --          1         1         1
  Fair-value method........................................       (3)        (3)       (6)       (6)
                                                              ------     ------    ------    ------
Pro forma..................................................   $  (45)    $   50    $  (25)   $   47
                                                              ------     ------    ------    ------
EARNINGS PER SHARE
Basic......................................................   $(0.28)    $ 0.34    $(0.13)   $ 0.34
Adjustment of stock-based compensation costs:
  Intrinsic-value method...................................       --       0.01      0.01      0.01
  Fair-value method........................................    (0.02)     (0.02)    (0.04)    (0.04)
                                                              ------     ------    ------    ------
Pro forma..................................................   $(0.30)    $ 0.33    $(0.16)   $ 0.31
                                                              ------     ------    ------    ------
Diluted
As reported................................................   $(0.28)    $ 0.33    $(0.14)   $ 0.33
Adjustment of stock-based compensation costs:
  Intrinsic-value method...................................       --       0.01      0.01      0.01
  Fair-value method........................................    (0.02)     (0.02)    (0.04)    (0.04)
                                                              ------     ------    ------    ------
Pro forma..................................................   $(0.30)    $ 0.32    $(0.17)   $ 0.30
                                                              ------     ------    ------    ------

ACCOUNTS AND NOTES RECEIVABLE

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Amounts sold were $95 million and $10 million at June 30, 2005, and June 30, 2004, respectively. The remainder of the pool ($15 million at June 30, 2005) is pledged as collateral in the event any of the sold receivables were to be uncollectible. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position, and the related proceeds are included in cash provided by operating activities in the statement of cash flows. Discounts and fees related to these sales were $1 million for the three and six month periods ended June 30, 2005 and immaterial for the same periods in 2004, and were included in other expense in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt would increase, or its cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

CHANGES IN ACCOUNTING PRINCIPLES

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payments." SFAS No. 123(R) requires that the fair value of all share-based payments to employees, including grants of stock options, be recognized in the financial statements, and supercedes Accounting Principles Board (APB) Opinion No. 25, which requires that the intrinsic-value method be used in determining share-based employee-compensation expense. Under SFAS No. 123(R), share-based employee-compensation expense is determined using grant-date fair value of awards and is recognized in the statement of income over the period that employees are required to provide related service (normally the vesting period). The effective date of SFAS No. 123(R) was recently delayed until the beginning of the first annual period after June 30, 2005. The impact of adopting SFAS 123(R) cannot be predicted at this time, since it depends on future levels of share-based payments. However, if the company had adopted

SFAS 123(R) in prior periods, the impact of its adoption would have paralleled that shown under stock-based compensation in this footnote. SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation costs be reported as cash flow from financing activities rather than cash flow from operating activities. It is not possible to predict such amounts in that they depend on the timing of employee stock-option exercises. There were no amounts recognized for such excess tax-deduction benefits in the first six months of 2005 and 2004.

NOTE 3. RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. The principal strategic objectives of the program were to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities; (3) increase the number of new product launches over the next several years; and (4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 850 salaried and hourly positions worldwide. In this connection, the company recorded restructuring and other charges totaling $11 million, $7 million after tax, or $0.05 per share, in the second quarter of 2004 and $75 million $47 million after tax, or $0.30 per share for the six months ending June 30, 2004, covering severance, asset write-offs, and other, which consisted principally of asset removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom.

     In the first quarter of 2005, the company recorded restructuring and other charges of $6 million, $4 million after tax, or $0.02 per share, related to this program. No further charges related to this program are anticipated.

     After-tax cash payments related to restructuring and other actions totaled $4 million for the first six months of 2005 and $12 million for full-year 2004.

     The following summarizes the impacts of restructuring and related actions.

                                                       SEVERANCE   ASSET WRITE-OFFS   OTHER(1)   TOTAL
(In millions)                                          ---------   ----------------   --------   -----
ACCRUED RESTRUCTURING BALANCE AT MARCH 31, 2005......     $ 1            $--            $ 5       $ 6
Additions/adjustments to the account
  Consumer Products..................................       1             --             --         1
  Foodservice/Food Packaging.........................      (1)             1             (1)       (1)
                                                          ---            ---            ---       ---
  Total additions....................................      --              1             (1)       --
Cash payments........................................      --             --             (2)       (2)
Charges against asset accounts.......................      --             (1)            --        (1)
                                                          ---            ---            ---       ---
ACCRUED RESTRUCTURING BALANCE AT JUNE 30, 2005.......     $ 1            $--            $ 2       $ 3
                                                          ---            ---            ---       ---
RESTRUCTURING PROGRAM COSTS TO DATE
  Consumer Products..................................     $ 5            $--            $ 1       $ 6
  Foodservice/Food Packaging.........................      10             31             35        76
  Other..............................................      --             --              3         3
                                                          ---            ---            ---       ---
  Total..............................................     $15            $31            $39       $85
                                                          ---            ---            ---       ---

---------------

(1) Consists principally of asset-removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom.

NOTE 4. DISCONTINUED OPERATIONS

     On June 23, 2005, Pactiv entered into an agreement to sell most of its worldwide protective- and flexible-packaging businesses to an affiliate of AEA Investors LLC, an international private equity firm, for

$530 million in cash and the assumption of certain liabilities. The sale price is subject to adjustment based on final working-capital levels. This transaction, which is subject to regulatory approval, is expected to be completed in the third quarter of 2005. The company has reported the results of the affected businesses as discontinued operations and restated financial statements for all periods presented herein to reflect this change.

     Included in income (loss) of discontinued operations is an allocation of interest expense for all periods presented. Amounts allocated were based on the percent of net assets of discontinued operations to the company's total net assets plus consolidated debt. Amounts allocated were $4 million for the three months periods ended June 30, 2005 and 2004 and $8 million for the six month periods ended June 30, 2005, and June 30, 2004. The debt of the discontinued operations will not be assumed by the buyer, and the company does not have any debt required to be repaid as result of the sale.

     As a result of entering into the sale agreement, the company performed an impairment test as prescribed by SFAS No. 142, "Goodwill and Other Intangible Assets," and determined that goodwill for certain of the business to be sold was impaired, resulting in the recording of a goodwill impairment charge of $36 million, net of tax. Additionally, the company recorded an estimated net loss on the sale of the businesses to be sold of $31 million, which included sales commissions, income taxes, and pursuant to the sale agreement, a $15 million contribution to certain U.K. pension plans. Both the goodwill imparment charge and the loss on the sale of the businesses were included in the income (loss) of discontinued operations for the quarter ended June 30, 2005.

     Income (loss) of discontinued operations for the three-month period ended June 30, 2005, also included U.S. federal income-tax expense of approximately $14 million on unremitted earnings of foreign subsidiaries being sold.

     The assets and liabilities of the businesses to be sold have been classified as assets held for sale and liabilities related to assets held for sale in the accompanying consolidated statement of financial position for all periods presented. Previously, these businesses were included in the Protective and Flexible Packaging segment, while the remaining portion of this segment has been included in the Foodservice/Food Packaging segment for all periods presented. Pursuant to the sale agreement, the company has agreed to provide the buyer of the businesses with certain transition services for one year.

     Operating results for discontinued operations were as follows:

                                                               THREE MONTHS       SIX MONTHS
                                                              ENDED JUNE 30,    ENDED JUNE 30,
                                                              ---------------   ---------------
                                                               2005     2004     2005     2004
(In millions)                                                 ------   ------   ------   ------
Sales.......................................................   $224     $204     $443     $404
Income (loss) before tax....................................    (55)       8      (53)       7

     Assets held for sale and liabilities related to assets held for sale were as follows:

                                                               JUNE 30, 2005      DECEMBER 31, 2004
(In millions)                                                 ----------------   --------------------
Accounts receivable, net....................................        $125                 $127
Inventories.................................................          92                   95
Other current assets........................................           6                    4
Property, plant, and equipment, net.........................         287                  308
Other long-term assets......................................         142                  201
                                                                    ----                 ----
                                                                    $652                 $735
                                                                    ----                 ----
Accounts payable............................................          68                   64
Accrued expenses and other..................................          73                   41
Long-term liabilities.......................................          38                   40
                                                                    ----                 ----
                                                                    $179                 $145
                                                                    ----                 ----

NOTE 5. ACQUISITIONS

     On March 15, 2005, Pactiv acquired, for $98 million, Newspring Industrial Corp. (Newspring), a leading manufacturer of thin wall, injection-molded polypropylene products for use in the take-out, delicatessen, and foodservice markets. The company paid $87 million for the shares of Newspring and recorded liabilities of $11 million for anticipated future payments related to non-compete agreements and other items. At June 30, 2005, the allocation of the purchase price to the net assets of Newspring and the related recognition of $63 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired, which are subject to revision upon receipt of final appraisals.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

     Changes in the carrying value of goodwill for the six months ended June 30, 2005, are shown in the following table.

                                                                                          TOTAL
                                                            CONSUMER    FOODSERVICE/    CONTINUING
                                                            PRODUCTS   FOOD PACKAGING   OPERATIONS
(In millions)                                               --------   --------------   ----------
Balance, December 31, 2004................................    $136          $330           $466
Goodwill additions........................................      --            63             63
                                                              ----          ----           ----
Balance, June 30, 2005....................................    $136          $393           $529
                                                              ----          ----           ----

     Details of intangible assets are shown in the following table.

                                                    JUNE 30, 2005                 DECEMBER 31, 2004
                                            -----------------------------   -----------------------------
                                                             ACCUMULATED                     ACCUMULATED
                                            CARRYING VALUE   AMORTIZATION   CARRYING VALUE   AMORTIZATION
(In millions)                               --------------   ------------   --------------   ------------
Intangible assets subject to amortization
  Patents.................................       $ 85            $ 50            $ 85            $48
  Other...................................        159              54             153             50
                                                 ----            ----            ----            ---
                                                  244             104             238             98
Intangible assets not subject to
  amortization (primarily trademarks).....        130              --             130             --
                                                 ----            ----            ----            ---
Total intangible assets...................       $374            $104            $368            $98
                                                 ----            ----            ----            ---

     Amortization expense for intangible assets was $7 million for the six months ended June 30, 2005, and $7 million for the six months ended June 30, 2004. Amortization expense is estimated to total $17 million, $15 million, $15 million, $12 million, and $12 million for years 2005, 2006, 2007, 2008, and 2009, respectively.

NOTE 7. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                               JUNE 30, 2005      DECEMBER 31, 2004
(In millions)                                                 ----------------   --------------------
Original cost
  Land, buildings, and improvements.........................      $   634               $  621
  Machinery and equipment...................................        1,433                1,377
  Other, including construction in progress.................          103                   79
                                                                  -------               ------
                                                                    2,170                2,077
Less accumulated depreciation and amortization..............       (1,016)                (940)
                                                                  -------               ------
Total.......................................................      $ 1,154               $1,137
                                                                  -------               ------

NOTE 8. COMMON STOCK

EARNINGS PER SHARE

     Income from continuing operations per share of common stock outstanding was computed as follows:

                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                ---------------------------   ---------------------------
                                                    2005           2004           2005           2004
(In millions, except share and per-share data)  ------------   ------------   ------------   ------------
BASIC EARNINGS PER SHARE
  Income from continuing operations......       $         37   $         47   $         58   $         47
                                                ------------   ------------   ------------   ------------
  Average number of shares of common stock
     outstanding.........................        149,329,245    151,913,718    149,124,670    153,433,091
                                                ------------   ------------   ------------   ------------
  Basic earnings per average share of common
     stock...............................       $       0.25   $       0.31   $       0.39   $       0.31
                                                ------------   ------------   ------------   ------------
DILUTED EARNINGS PER SHARE
  Income from continuing operations......       $         37   $         47   $         58   $         47
                                                ------------   ------------   ------------   ------------
  Average number of shares of common stock
     outstanding.........................        149,329,245    151,913,718    149,124,670    153,433,091
  Dilutive securities
     Stock options.......................          1,575,086      2,104,329      1,693,774      2,021,791
     Performance shares..................            304,317        426,997        357,399        456,059
                                                ------------   ------------   ------------   ------------
  Average number of shares of common stock
     outstanding including dilutive
     securities..........................        151,208,648    154,445,044    151,175,843    155,910,941
                                                ------------   ------------   ------------   ------------
  Diluted earnings per average share of common
     stock...............................       $       0.24   $       0.30   $       0.38   $       0.30
                                                ------------   ------------   ------------   ------------

     In the second quarter of 2004, the company acquired 3,794,336 shares of its common stock for $88 million, or at an average price of $23.22 per share. For the six-month period ended June 30, 2004, the company acquired 7,625,136 shares of its common stock for $171 million, or at an average price of $22.48 per share. The company did not repurchase any of its common stock in the first six months of 2005.

GRANTOR TRUST

     In November 1999, the company established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called rabbi trust is designed to assure payment of deferred-compensation and supplemental pension benefits. These shares are not considered to be outstanding for purposes of financial reporting.

NOTE 9. SEGMENT INFORMATION

     The company has 3 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, such as waste bags, tableware, food-storage bags, and cookware, for consumer markets, such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products for foodservice and food-packaging markets, such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used.

     On June 23, 2005, Pactiv entered into an agreement to sell most of its worldwide protective- and flexible-packaging businesses to an affiliate of AEA Investors LLC, an international private equity firm. This transaction, which is subject to regulatory approval, is expected to be completed in the third quarter of 2005. The company has reported the operating results of the affected businesses as income (loss) from discontinued operations in the consolidated statement of income for all periods presented. The assets and liabilities of the businesses to be sold have been classified as assets held for sale and liabilities related to assets held for sale, respectively, in the company's consolidated statement of financial position.

     These businesses historically were included in the company's Protective and Flexible Packaging segment. In conjunction with the planned sale of these entities, the company reviewed its reporting segments in accordance with requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Based on this review, the company has included the Protective and Flexible Packaging businesses that are not being sold (primarily a European food packaging unit) in the Foodservice/Food Packaging segment, which has been restated to reflect this change for all periods presented herein.

     The following table sets forth certain segment information.

                                                               FOODSERVICE/
                                                  CONSUMER         FOOD
                                                  PRODUCTS      PACKAGING       OTHER      TOTAL
(In millions)                                     --------     ------------     ------     ------
FOR THE THREE MONTHS ENDED JUNE 30, 2005
Sales to external customers.....................   $  251         $  456        $   --     $  707
Operating income................................       30(c)          46(a)          2(b)      78
FOR THE THREE MONTHS ENDED JUNE 30, 2004
Sales to external customers.....................   $  237         $  417        $   --     $  654
Operating income................................       48             45(a)          2(b)      95
AT JUNE 30, 2005, AND FOR THE SIX MONTHS THEN
  ENDED
Sales to external customers.....................   $  465         $  855        $   --     $1,320
Operating income................................       50(c)          74(a)          7(b)     131
Total assets....................................    1,168          1,185         1,016(d)   3,369
AT JUNE 30, 2004, AND FOR THE SIX MONTHS THEN
  ENDED
Sales to external customers.....................   $  437         $  792        $   --     $1,229
Operating income................................       85(c)          24(a)          8(b)     117
Total assets....................................      931          1,293         1,401(d)   3,625

---------------

(a) Includes restructuring and other charges of ($1) million and $10 million in the three months ended June 30, 2005 and 2004, respectively, and $5 million and $70 million in the six months ended June 30, 2005 and 2004, respectively.

(b) Includes pension-plan income and unallocated corporate expenses and, in the three and six months ended June 30, 2004, restructuring and other charges of $1 million.

(c) Includes restructuring and other charges of $1 million in the three months ended June 30, 2005, and $1 million and $4 million in the six months ended June 30, 2005 and 2004, respectively.

(d) Includes assets of discontinued operations held for sale of $652 million and $693 million for the period ended June 30, 2005 and 2004, respectively. Includes administrative-service operations, assets held for sale, which were previously reported in the Protective and Flexible Packaging segment, and, for 2004, assets related to pension plans (net).

NOTE 10. COMPREHENSIVE INCOME (LOSS)

     Details of total comprehensive income (loss) for the three and six-months ended June 30, 2005, and 2004, were as follows:

                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED          ENDED
                                                                JUNE 30,        JUNE 30,
                                                              -------------   ------------
                                                              2005    2004    2005    2004
(In millions)                                                 -----   -----   -----   ----
Net income (loss)...........................................  $(42)    $52    $ (20)  $ 52
Other comprehensive income
  Additional minimum pension liability, net of tax of $43
     million................................................    --      --      (72)    --
  Net currency-translation losses...........................   (23)     (7)     (44)   (18)
  Other comprehensive income................................    --      --        1     --
                                                              ----     ---    -----   ----
Total comprehensive income (loss)...........................  $(65)    $45    $(135)  $ 34
                                                              ----     ---    -----   ----

NOTE 11. LINES OF CREDIT AND GUARANTEES

     The company, from time to time, utilizes various lines of credit, backed by payment and performance guarantees, to finance operations of its foreign subsidiaries. These lines of credit are mainly used as overdraft and foreign-exchange settlement facilities and are in effect until cancelled by one or both parties. Performance under the guarantees would be required if such subsidiaries were sold, dissolved, or otherwise failed to discharge their related obligations. At June 30, 2005, available lines of credit totaled $17 million, against which no amounts were borrowed.

NOTE 12. PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

     The impact of pension plans on pretax income from continuing operations was as follows:

                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                              -------------   -------------
                                                              2005    2004    2005    2004
(In millions)                                                 -----   -----   -----   -----
Components of net periodic-benefit income (expense)
  Service cost of benefits earned...........................  $ (4)   $ (6)   $  (9)  $ (12)
  Interest cost on benefit obligations......................   (58)    (57)    (116)   (115)
  Expected return on plan assets............................    86      86      172     173
  Amortization of:
     Unrecognized net losses................................    (9)     (8)     (18)    (16)
     Unrecognized prior-service cost........................    (1)     (1)      (2)     (2)
                                                              ----    ----    -----   -----
Total net periodic-benefit income...........................  $ 14    $ 14    $  27   $  28
                                                              ----    ----    -----   -----

     The company has post-retirement health-care and life-insurance plans that cover certain of its salaried and hourly employees who retire in accordance with the provisions of such plans. Benefits may be subject to deductibles, co-payments, and other limitations. The company reserves the right to change such post-retirement plans, which are not funded.

     Effective December 31, 2004, after the company's September 30, 2004, measurement date, the company's two U.S. qualified pension plans were merged. The merger does not affect participants' benefits or any other substantive feature of the plans; however, it is expected to reduce plan administrative costs. As a result of the merger, the company, at March 31, 2005, wrote off pension assets of $204 million and recorded corresponding reductions of pension liabilities, equity (other comprehensive income), and deferred-tax liabilities of $89 million, $72 million, and $43 million, respectively. The merger has a negligible impact on pension income.

NOTE 13. CONTINGENCIES

LITIGATION

     On November 3, 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco Inc. (Tenneco), Tenneco Packaging Inc., and Packaging Corporation of America, Tenneco's former container board business. The settlement resulted in the company recording a pretax charge of $56 million, $35 million after tax, or $0.22 per share. This charge included the establishment of a reserve for the estimated liability associated with lawsuits filed by certain members of the original class-action who opted out of the class and filed their own lawsuits. The company has settled substantially all of such suits for $16 million, net of tax, to be paid in the third quarter. This amount was equal to the established reserves.

     During the fourth quarter of 2004, the company received a letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1953 to 1998. The letter was addressed to the company and Louisiana Pacific Corporation, the current owner of the facility, to whom a predecessor of the company, who operated it from 1978 to 1983, sold the facility in 1983. As of the date of this report, legal proceedings in respect of the potential plaintiffs' allegations have not commenced. The company is not currently able to quantify its financial exposure, if any, relating to the matters alleged in the letter, and the potential plaintiffs have not specified the amount of compensation sought. The company intends to defend vigorously any legal proceedings that may be commenced against it by the potential plaintiffs.

     On March 22, 2005, the company filed a declaratory judgment action in the United States District Court, Eastern District of Michigan related to a superfund site in Filer City, Michigan. The final clean-up remedy for the site was pursuant to a U.S. Environmental Protection Agency (EPA) Record of Decision and Administrative Order in 1993, in which the EPA expressly determined that conditions at the site posed no current or potentially unacceptable risk to human health or the environment. The company contends that, because of the federal EPA action in 1993, the Michigan Department of Environmental Quality is precluded from demanding that the company undertake additional investigative and remedial work at the site. While it is not possible to predict the outcome of this proceeding, management, based on its assessment of the facts and circumstances now known, does not believe that this proceeding will have a material effect on the company's financial position.

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

NOTE 14. SUBSEQUENT EVENTS

     In August 2005, Pactiv's board of directors increased the company's share repurchase authorization by 6.1 million shares of Pactiv stock. This new authorization, coupled with the remainder of a prior authorization, brings the total shares that can be repurchased to 10 million.

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

     On June 23, 2005, Pactiv entered into an agreement to sell most of its worldwide protective- and flexible-packaging businesses to an affiliate of AEA Investors LLC, an international private equity firm. This transaction, which is subject to regulatory approval, is expected to be completed in the third quarter of 2005. The company has reported the operating results of the affected businesses as income (loss) from discontinued operations in the consolidated statement of income for all periods presented. The assets and liabilities of the businesses to be sold have been classified as assets held for sale and liabilities related to assets held for sale, respectively, in the company's consolidated statement of financial position.

     These businesses historically were included in the company's Protective and Flexible Packaging segment. In conjunction with the planned sale of these units, the company reviewed its reporting segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Based on this review, the company has included the Protective and Flexible Packaging businesses that are not being sold in the Foodservice/Food Packaging segment, which has been restated to reflect this change for all periods presented herein.

     Following the divestiture, the company will have 3 reporting segments:
Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, such as waste bags, tableware, food-storage bags, and cookware, for consumer markets, such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, for foodservice and food-packaging markets, such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used.

RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. The principal strategic objectives of the program were to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities; (3) increase the number of new product launches over the next several years; and (4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 850 salaried and hourly positions worldwide. In this connection, the company recorded restructuring and other charges totaling $11 million, $7 million after tax, or $0.05 per share, in the second quarter of 2004 and $75 million $47 million after tax, or $0.30 per share for the six months ending June 30, 2004, covering severance, asset write-offs, and other, which consists principally of asset-removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom.

     In the first quarter of 2005, the company recorded restructuring and other charges of $6 million, $4 million after tax, or $0.02 per share, related to this program. No further charges related to this program are anticipated.

     After-tax cash payments related to restructuring and other actions totaled $4 million for the first six months of 2005 and $12 million for full-year 2004.

     The following summarizes the impacts of restructuring and related actions.

                                                       SEVERANCE   ASSET WRITE-OFFS   OTHER(1)   TOTAL
(In millions)                                          ---------   ----------------   --------   -----
ACCRUED RESTRUCTURING BALANCE AT MARCH 31, 2005......     $ 1            $--            $ 5       $ 6
Additions/adjustments to the account
  Foodservice/Food Packaging.........................       1             --             --         1
  Corporate..........................................      (1)             1             (1)       (1)
                                                          ---            ---            ---       ---
  Total additions/adjustments........................      --              1             (1)       --
Cash payments........................................      --             --             (2)       (2)
Charges against asset accounts.......................      --             (1)            --        (1)
                                                          ---            ---            ---       ---
ACCRUED RESTRUCTURING BALANCE AT JUNE 30, 2005.......     $ 1            $--            $ 2       $ 3
                                                          ---            ---            ---       ---
RESTRUCTURING PROGRAM COSTS TO DATE
  Consumer Products..................................     $ 5            $--            $ 1       $ 6
  Foodservice/Food Packaging.........................      10             31             35        76
  Corporate..........................................      --             --              3         3
                                                          ---            ---            ---       ---
  Total..............................................     $15            $31            $39       $85
                                                          ---            ---            ---       ---

---------------

(1) Consists principally of asset-removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom.

THREE MONTHS ENDED JUNE 30, 2005, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

RESULTS OF CONTINUING OPERATIONS

     Significant Trends

     The principal raw materials used to manufacture the company's products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 26% higher in the second quarter of 2005 than in the same period of 2004, driven principally by higher oil and benzene prices, while average industry prices for polyethylene rose by approximately 27% in the second quarter of 2005 compared with the same period in 2004, fueled by higher natural-gas prices. In response to increases in resin costs, the company raised selling prices in many areas of its business during 2004 and in the first quarter of 2005, which offset the resin cost increases.

     Average industry prices for polystyrene in the second quarter were even with the first quarter of 2005, while average industry prices for polyethylene fell by approximately 8% in the second quarter compared with the previous quarter. However, resin costs will likely continue to be a source of uncertainty for the company, as oil prices remain near their historic highs. In response to the high oil prices, resin vendors have announced price increases effective in the third quarter of 2005; however, at this time it is not clear whether these price increases will be successfully implemented as announced, or at all.

     The company is also sensitive to other energy-related cost movements, particularly with respect to transportation and logistics costs. Historically, the company has been able to mitigate higher energy-related costs with productivity improvements and other cost reductions; however, future significant energy-related cost increases may not be fully offset with productivity initiatives.

     In the first quarter of 2005, the company announced the launch of Hefty(R) Serve 'n Store(TM) tableware, a major new product family in its Consumer tableware business, as well as Hefty(R) Easy Grip(TM) cups. An additional new product launch, Hefty(R) E-Z Ovenware Casserole Pans(TM), occurred early in the third quarter of 2005 in the Consumer products segment. To support these growth initiatives and the Hefty(R) UltraFlex(TM) waste-bag line, which was launched in the third quarter of 2004, the company's advertising and promotion (A&P) costs are expected to increase significantly in 2005 compared with 2004. The impact on pretax profit of higher A&P spending, net of operating income on incremental new-product sales, is expected to be approximately $45 million to $55 million in 2005.

     Sales

                                                              THREE MONTHS
                                                                  ENDED
                                                                JUNE 30,
                                                              -------------
                                                              2005    2004    CHANGE
(Dollars in millions)                                         -----   -----   ------
Consumer Products...........................................  $251    $237     5.9%
Foodservice/Food Packaging..................................   456     417     9.4
                                                              ----    ----
Total.......................................................  $707    $654     8.1%
                                                              ----    ----

     Total sales increased $53 million, or 8.1% versus the prior year. Excluding the positive impact of foreign-currency exchange rates ($3 million) and acquisitions ($16 million), sales grew by 5.2%, driven mainly by pricing actions.

     Sales for the Consumer Products business increased $14 million, or 5.9%, from the second quarter of 2004, reflecting an 11.4% price increases in, offset partially by a volume decline of 5.5%. Strong sales of new products and a volume increase in food bags and the addition of new products were more than offset by declines in waste bags, primarily related to a one-time inventory adjustment by a large customer, and foam tableware, reflecting soft market conditions and some price-related share loss.

     Sales in the Foodservice/Food Packaging business increased $39 million, or 9.4%, from last year, reflecting price gains of 6.8% and volume growth of 2.6%. The volume growth was driven by sales of Newspring Industrial Corp. (Newspring), which was acquired in March of 2005, offset, in part, by a slight decline in base volume reflecting a sluggish market.

     Operating Income

                                                              THREE MONTHS
                                                                 ENDED
                                                                JUNE 30,
                                                              ------------
                                                              2005    2004   CHANGE
(Dollars in millions)                                         ----    ----   ------
Consumer Products...........................................  $30     $48    (37.5)%
Foodservice/Food Packaging..................................   46      45      2.2
Other.......................................................    2       2       --
                                                              ---     ---
Total.......................................................  $78     $95    (17.9)%
                                                              ---     ---

     Total operating income was $78 million in the second quarter of 2005, a decrease of $17 million, or 17.9%, from last year. Included in 2004's second-quarter results were restructuring and other charges of $11 million.

     The following table summarizes by segment the impact of restructuring and other charges on operation of income in the second quarter of 2004.

                                                                  OPERATING INCOME (LOSS)
                                                 ----------------------------------------------------------
                                                  U.S. GAAP     RESTRUCTURING AND   EXCLUDING RESTRUCTURING
                                                    BASIS         OTHER CHARGES        AND OTHER CHARGES
(Dollars in millions)                            ------------   -----------------   -----------------------
Consumer Products..............................      $48               $--                   $ 48
Foodservice/Food Packaging.....................       45                10                     55
Other..........................................        2                 1                      3
                                                     ---               ---                   ----
Total..........................................      $95               $11                   $106
                                                     ---               ---                   ----

     The company's management believes that measuring operating income excluding the effect of restructuring and other charges is a meaningful alternative way of evaluating the company's operating results.

Restructuring and other charges relate to actions that will have an ongoing effect on the company's results, and to consider such charges as being only applicable to the periods in which they are recognized could make operating performance in such periods more difficult to evaluate, particularly when compared with other periods in which no such charges were recorded. The company's management uses operating income excluding restructuring and other charges to evaluate operating performance and, along with other factors, in determining management compensation.

     The following table shows operating income excluding restructuring and other charges for the second quarter of 2005 and 2004.

                                                              THREE MONTHS
                                                                  ENDED
                                                                JUNE 30,
                                                              -------------
                                                              2005    2004    CHANGE
(Dollars in millions)                                         -----   -----   ------
Consumer Products...........................................   $30    $ 48    (37.5)%
Foodservice/Food Packaging..................................    46      55    (16.4)
Other.......................................................     2       3    (33.3)
                                                               ---    ----
Total.......................................................   $78    $106    (26.4)%
                                                               ---    ----

     Excluding restructuring and other charges in 2004, operating income was $78 million, a decrease of $28 million, or 26.4%, from 2004, as higher product launch and costs, lower volume, and higher manufacturing and logistics expenses, more than offset favorable spread between selling prices and raw material costs.

     Operating income in the Consumer Products segment was $30 million, compared with $48 million in 2004, a decline of $18 million, or 37.5%, primarily reflecting higher product-launch costs. Favorable spread partially offset lower volume and higher manufacturing and logistics costs.

     Excluding restructuring and other charges, operating income for the Foodservice/Food Packaging segment operating income was $46 million, a decline of $9 million, or 16.4%, from 2004, as higher raw-material, manufacturing, and logistics costs more than offset the benefit of higher pricing and volume. Spread improved from the first quarter of 2005 and with the prior year.

     Income from Continuing Operations

     The company recorded income from continuing operations of $37 million, or $0.24 per share, in the second quarter of 2005, compared with $47 million, or $0.30 per share, last year. Results in the second quarter of 2004 included restructuring and other charges totaling $7 million after tax, or $0.05 per share.

DISCONTINUED OPERATIONS

     Income(loss) from Discontinued Operations

     On June 23, 2005, Pactiv entered into an agreement to sell most of its worldwide protective- and flexible-packaging businesses to an affiliate of AEA Investors LLC, an international private equity firm, for $530 million in cash and the assumption of certain liabilities. The sale price is subject to adjustment based on final working-capital levels. This transaction, which is subject to regulatory approval, is expected to be completed in the third quarter of 2005. The company has reported the results of the affected businesses as discontinued operations and restated financial statements for all periods presented herein to reflect this change.

     Included in income (loss) of discontinued operations is an allocation of interest expense for all periods presented. Amounts allocated were based on the percent of net assets of discontinued operations to the company's total net assets plus consolidated debt. Amounts allocated were $4 million for the three months periods ended June 30, 2005 and 2004 and $8 million for the six month periods ended June 30, 2005, and June 30, 2004. The debt of the discontinued operations will not be assumed by the buyer, and the company does not have any debt required to be repaid as result of the sale.

     As a result of entering into the sale agreement, the company performed an impairment test as prescribed by SFAS No. 142, "Goodwill and Other Intangible Assets," and determined that goodwill for certain of the business to be sold was impaired, resulting in the recording of a goodwill impairment charge of $36 million, net of tax. Additionally, the company recorded an estimated net loss on the sale of the businesses to be sold of $31 million, which included sales commissions, income taxes, and pursuant to the sale agreement, a $15 million contribution to certain U.K. pension plans. Both the goodwill impairment charge and the loss on the sale of the businesses were included in the income (loss) of discontinued operations for the quarter ended June 30, 2005.

     Income (loss) of discontinued operations for the three-month period ended June 30, 2005, also included U.S. federal income-tax expense of approximately $14 million on unremitted earnings of foreign subsidiaries being sold.

     The assets and liabilities of the businesses to be sold have been classified as assets held for sale and liabilities related to assets held for sale in the accompanying consolidated statement of financial position for all periods presented. Previously, these businesses were included in the Protective and Flexible Packaging segment, while the remaining portion of this segment has been included in the Foodservice/Food Packaging segment for all periods presented. Pursuant to the sale agreement, the company has agreed to provide the buyer of the businesses with certain transition services for one year.

     Operating results for discontinued operations were as follows:

                                                              THREE MONTHS    SIX MONTHS
                                                                  ENDED          ENDED
                                                                JUNE 30,       JUNE 30,
                                                              -------------   -----------
                                                              2005    2004    2005   2004
(In millions)                                                 -----   -----   ----   ----
Sales.......................................................  $224    $204    $443   $404
Income (loss) before tax....................................   (55)      8     (53)     7

     Assets held for sale and liabilities related to assets held for sale are as follows:

                                                               JUNE 30,      DECEMBER 31,
                                                                 2005            2004
(In millions)                                                 -----------   ---------------
Accounts receivable, net....................................     $125            $127
Inventories.................................................       92              95
Other current assets........................................        6               4
Property, plant, and equipment, net.........................      287             308
Other long-term assets......................................      142             201
                                                                 ----            ----
                                                                 $652            $735
                                                                 ----            ----
Accounts payable............................................       68              64
Accrued expenses and other..................................       73              41
Long-term liabilities.......................................       38              40
                                                                 ----            ----
                                                                 $179            $145
                                                                 ----            ----

SIX MONTHS ENDED JUNE 30, 2005, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

     Sales

                                                                SIX MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------
                                                               2005     2004    CHANGE
(Dollars in millions)                                         ------   ------   ------
Consumer Products...........................................  $  465   $  437    6.4%
Foodservice/Food Packaging..................................     855      792    8.0
                                                              ------   ------
Total.......................................................  $1,320   $1,229    7.4%
                                                              ------   ------

     Total sales increased $91 million, or 7.4% versus the prior year. Excluding the positive impact of foreign-currency exchange rates ($3 million) and acquisitions ($19 million), sales grew by 5.6%.

     Sales for the Consumer Products business increased $28 million, or 6.4%, from 2004, as price increases of 8.3% were offset partially by a 1.9% volume decline. Strong sales of new products and a volume increase in food were more than offset by declines in waste bags, primarily related to a one-time inventory adjustment by a large customer, and foam tableware, reflecting soft market conditions and some price-related share loss. Rollout of Hefty(R) Serve 'n Store(TM) plates and bowls, as well as Hefty(R) Easy Grip(TM) party cups, began late in the first quarter and ramped up in the second quarter. The promotional investment to launch these products, as well as for Hefty(R) Ultra Flex(TM) waste bags, launched in the third quarter of 2004, negatively impacted sales in the first half of 2005, and will continue throughout 2005.

     Sales in the Foodservice/Food Packaging business increased $63 million, or 8.0%, from last year, driven by an 8.8% and favorable foreign exchange of 0.4%, offset partially, reduced by a 1.2% volume decline. Prices were increased in the second half of 2004 and the first quarter of 2005 in response to higher raw-material costs. The volume decline reflected from adjustments that typically occur when selling prices increase significantly and sluggish market demand in the second quarter of 2005, offset somewhat by sale of Newspring.

     Operating Income

                                                              SIX MONTHS
                                                                 ENDED
                                                               JUNE 30,
                                                              -----------
                                                              2005   2004   CHANGE
(Dollars in millions)                                         ----   ----   ------
Consumer Products...........................................  $ 50   $ 85   (41.2)%
Foodservice/Food Packaging..................................    74     24   208.3
Other.......................................................     7      8   (12.5)
                                                              ----   ----
Total.......................................................  $131   $117    12.0%
                                                              ----   ----

     Total operating income was $131 million , an increase of $14 million from last year. Results for 2005 and 2004 included restructuring and other charges of $6 million and $75 million, respectively.

     The following tables summarize by segment the impact of restructuring and other charges in the first six months of 2005 and 2004.

                                                 OPERATING INCOME (LOSS) -- SIX MONTHS ENDED JUNE 30, 2005
                                                 ----------------------------------------------------------
                                                  U.S. GAAP     RESTRUCTURING AND   EXCLUDING RESTRUCTURING
                                                    BASIS         OTHER CHARGES        AND OTHER CHARGES
(Dollars in millions)                            ------------   -----------------   -----------------------
Consumer Products..............................      $ 50             $   1                  $ 51
Foodservice/Food Packaging.....................        74                 5                    79
Other..........................................         7                --                     7
                                                     ----             -----                  ----
Total..........................................      $131             $   6                  $137
                                                     ----             -----                  ----

                                                 OPERATING INCOME (LOSS) -- SIX MONTHS ENDED JUNE 30, 2004
                                                 ----------------------------------------------------------
                                                  U.S. GAAP     RESTRUCTURING AND   EXCLUDING RESTRUCTURING
                                                    BASIS         OTHER CHARGES        AND OTHER CHARGES
(Dollars in millions)                            ------------   -----------------   -----------------------
Consumer Products..............................      $ 85              $ 4                   $ 89
Foodservice/Food Packaging.....................        24               70                     94
Other..........................................         8                1                      9
                                                     ----              ---                   ----
Total..........................................      $117              $75                   $192
                                                     ----              ---                   ----

     The company's management believes that measuring operating income excluding the effect of restructuring and other charges is a meaningful alternative way of evaluating the company's operating results. Restructuring and other charges relate to actions that have an ongoing effect on the company's results, and to consider such charges as being only applicable to the periods in which they are recognized could make operating performance in such periods more difficult to evaluate, particularly when compared with other periods in which no such charges were recorded. The company's management uses operating income excluding restructuring and other charges to evaluate operating performance and, along with other factors, in determining management compensation.

     The following table summarizes operating income excluding restructuring and other charges for the six-month period ending June 30, 2005 and 2004.

                                                              SIX MONTHS
                                                                 ENDED
                                                               JUNE 30,
                                                              -----------
                                                              2005   2004   CHANGE
(Dollars in millions)                                         ----   ----   ------
Consumer Products...........................................  $ 51   $ 89   (42.7)%
Foodservice/Food Packaging..................................    79     94   (16.0)
Other.......................................................     7      9   (22.2)
                                                              ----   ----
Total.......................................................  $137   $192   (28.6)%
                                                              ----   ----

     Excluding restructuring and other charges, operating income was $137 million, a decrease of $55 million, or 28.6%, from 2004, primarily as a result of higher raw-material costs and higher investment in new-product launches, offset partially by higher prices.

     Excluding restructuring charges, Consumer Products, operating income was $51 million compared with $89 million in 2004. The decrease was driven primarily by higher product-launch and raw-material costs, offset partially by favorable pricing.

     Excluding restructuring charges, , operating income for the Foodservice/Food Packaging segment was $79 million, compared with $94 million in 2004, a decline of 16.0%. The decrease reflected higher raw-material and logistics costs, as well as lower volume, offset partially by price gains.

     Excluding restructuring charges, operating income for the other segment was $7 million, compared with $9 million in 2004, a decline of 22.2%, driven mainly by lower pension-related income.

     Income from Continuing Operations

     The company recorded income from continuing operations of $58 million, or $0.38 per share, for the six months ended June 30, 2005, compared with $47 million, or $0.30 per share, last year. Results for 2005 and 2004 included the impact of restructuring and other charges totaling $4 million ($0.02 per share) and $47 million, or ($0.30 per share), respectively.

DISCONTINUED OPERATIONS

     Income (Loss) from Discontinued Operations

     In the second quarter of 2005, the company entered into an agreement to sell most of its protective-flexible- packaging businesses, and classified the operating results of these businesses as discontinued operations. For the six-months ended June 30, 2005, the company recorded a loss from discontinued operations, net of income taxes, of $78 million, or $0.52 per share, compared with income of $5 million, or $0.03 per share, for the same period of 2004. See the earlier discussion under "Three Months Ended June 30, 2005, compared with Three Months Ended June 30, 2004" for further details.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                              JUNE 30,   DECEMBER 31,
                                                                2005         2004       CHANGE
(In millions)                                                 --------   ------------   ------
Short-term debt, including current maturities of long-term
  debt......................................................   $  303       $  471      $(168)
Long-term debt..............................................      880          869         11
                                                               ------       ------      -----
Total debt..................................................    1,183        1,340       (157)
Minority interest...........................................        9            9         --
Shareholders' equity........................................      963        1,083       (120)
                                                               ------       ------      -----
Total capitalization........................................   $2,155       $2,432      $(277)
                                                               ------       ------      -----

     The ratio of debt to total capitalization declined to 54.9% at June 30, 2005, from 55.1% at December 31, 2004. The $168 million decline in short-term debt from December 31, 2004, was due to the first-quarter 2005 repayment of company's synthetic-lease facility balance of $169 million. Long term debt increased $11 million from year end 2004, reflecting borrowings against the company's revolving credit facility. Shareholders' equity declined $120 million, from December 31, 2004, primarily due to the recording of additional minimum pension liability of $72 million, unfavorable foreign-currency translation adjustments of $44 million, and $20 million of net losses, offset partially by the issuance of $16 million of common stock in connection with the administration of employee-benefit plans.

     In August 2005, the board of directors increased the company's common stock repurchase authorization by 6 million shares. This new authorization, coupled with the remainder of the prior authorization, brings the total shares that can be repurchased to 10 million.

     Cash Flows

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2005      2004
(In millions)                                                 -------   -------
Cash provided (used) by:
  Operating activities......................................   $ 164     $ 169
  Investing activities......................................    (174)      (36)
  Financing activities......................................    (137)     (153)

     Cash provided by operating activities was $164 million in 2005, primarily reflecting an increase of $85 million in the company's asset-securitization program balance, offset, in part, by higher working. Receivables sold under the asset-securitization program totaled $95 million at June 30, 2005, and $10 million at December 31, 2004.

     Investing activities used $174 million and $36 million of cash in 2005 and 2004, respectively. Expenditures for property, plant, and equipment were $75 million in 2005 and $37 million in 2004. Additionally, in 2005, the company acquired Newspring for $98 million.

     Cash used by financing activities was $137 million in 2005, primarily reflecting repayment of the company's synthetic-lease facility balance ($169 million), offset partially by the issuance of company stock ($11 million) in connection with the administration of employee-benefits plans, an increase in revolving-credit borrowings ($11 million), and future amounts ($11 million) due in connection with the acquisition of Newspring. Cash used by financing activities was $153 million in 2004, primarily reflecting the repurchase of company stock ($171 million), offset partially by the issuance of company stock ($19 million) in connection with the administration of employee-benefit plans.

     Capital Commitments

     Commitments for authorized capital expenditures totaled approximately $123 million at June 30, 2005. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

     Contractual Obligations

     There has been no material change in the company's aggregate contractual obligations since the end of 2004.

     Liquidity and Off-Balance-Sheet Financing

     The company uses various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year, $600 million revolving-credit facility, $11 million of which was outstanding at June 30, 2005. The company was in full compliance with financial and other covenants of its revolving-credit agreement at the end of the second quarter of 2005. The company also utilizes an off-balance sheet asset-securitization program. Amounts securitized under this program were $95 million at June 30, 2005, and $10 million at December 31, 2004. Termination of the asset-securitization program would require the company to increase its debt or decrease its cash balance by a corresponding amount.

     The company has pension plans that cover substantially all of its employees. Cash-funding requirements for the U.S. plan is governed primarily by the Employee Retirement Income Security Act. Based on long-term projections and regulations in existence at December 31, 2004, cash contributions to the U.S. plan will not be required through at least 2014.

     In December 2003, the board of directors approved a plan for the company to repurchase up to 5 million shares of its common stock using open-market or privately-negotiated transactions, with the repurchased shares to be held in treasury for general corporate purposes. In March 2004, the board of directors approved a plan to repurchase an additional 5 million shares of Pactiv common stock under terms and conditions similar to those included in the December 2003 plan. In August 2004, the board of directors approved a plan to repurchase a third tranche of 5 million shares of company common stock under terms and conditions similar to those included in the December 2003 and March 2004 plans. Pursuant to these authorizations, the company acquired 945,600 shares in 2003, for $22 million, or at an average cost of $23.11 per share, and 10,148,500 shares in 2004 for $230 million, or at an average cost of $22.71 per share. No additional shares were purchased during the first six months of 2005.

     In January 2005, the company prepaid the $169 million due under its synthetic-lease facility.

     Management believes that cash flow from operations, available cash reserves, and the ability to obtain cash under the company's credit facilities and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements.

CHANGES IN ACCOUNTING PRINCIPLES

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payments." SFAS No. 123(R) requires that the fair value of all share-based payments to employees, including grants of stock options, be recognized in the financial statements, and supercedes APB Opinion No. 25, which requires that the intrinsic-value method be used in determining share-based employee-compensation expense. Under SFAS No. 123(R), share-based employee-compensation expense is determined using grant-date fair value of awards and is recognized in the statement of income over the period that employees are required to provide related service (normally the vesting period). The effective date of SFAS No. 123(R) was recently delayed until the beginning of the first annual period after June 30, 2005. The impact of adopting SFAS 123(R) cannot be predicted at this time in that it depends on future levels of share-based payments. However, if the company had adopted SFAS 123(R) in prior periods, the impact of its adoption would have paralleled that shown under stock-based compensation in Note 2 to the financial statements. SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation costs be reported as cash flow from financing activities rather than cash flow from operating activities. It is not possible to predict such amounts in that they depend on the timing of employee stock-option exercises. No amounts were recognized for such excess tax-deduction benefits in the first six months of 2005 and 2004.

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

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements included in this Quarterly Report on Form 10-Q, including statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the notes to the financial statements, are "forward-looking statements." All statements other than statements of historical fact, including statements regarding prospects and future results, are forward-looking. These forward-looking statements often can be identified by the use of terms and phrases such as "will", "believe", "anticipate", "may", "might", "could", "expect", "estimated", "projects", "intends", "foreseeable future", and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on the company's current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While the company believes that the assumptions underlying these forward-looking statements are reasonable and makes the statements in good faith, actual results almost always vary from expected results, and the differences could be material. Following are some of the factors that might cause the company's actual results to differ materially from future results expressed or implied by these forward-looking statements:

     - Changes in consumer demand and selling prices for the company's products, including new products that the company or its competitors may introduce, that could impact sales and margins. The company operates in a very competitive environment in which product innovation and development has historically been key to obtaining and maintaining market share and margins. The company's sales and margins can also be impacted by changes in distribution channels; customer mix (including customer concentration and consolidation among customers); and customer merchandising strategies, including substitution of unbranded products for branded products.

     - Material substitutions and changes in costs of raw materials, including plastic resins, labor, or utilities that could impact the company's expenses and margins. Plastic-resin prices are impacted by the price of oil and natural gas. Oil and natural gas prices are affected by numerous factors, including overall economic activity, geopolitical situations (particularly in oil-exporting regions), and governmental policies and regulation.

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

     - Changes in (1) assumptions regarding the long-term rate of return on pension assets and other factors, (2) the discount rate, and (3) the level of amortization of actuarial gains and losses, could have a material effect on net income and shareholders' equity.

     - Proposed changes in U.S and/or foreign governmental regulations as they relate to funding of retirement plans.

     - Changes enacted by the Securities and Exchange Commission, the Financial Accounting Standards Board, or other regulatory or accounting bodies. See "Changes in Accounting Principles."

     - Competition from products manufactured in countries that have lower labor and other costs.

     - The company's ability to integrate new businesses that it may acquire or to dispose of businesses or business segments that it may wish to divest, including the redeployment of proceeds from any divestiture.

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

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at June 30, 2005, all of which will mature in 2005.

                                                     NOTIONAL AMOUNT                     NOTIONAL AMOUNT
                                                   IN FOREIGN CURRENCY   EXCHANGE RATE   IN U.S. DOLLARS
(In millions, except settlement rates)             -------------------   -------------   ---------------
British pounds
   -- Sell.......................................          (21)              1.807             (37)
Euros
   -- Purchase...................................           55               1.207              66
   -- Sell.......................................           (2)              1.207              (2)
U.S. dollars
   -- Sell.......................................          (29)              1.000             (29)
Czech korunas
   -- Sell.......................................           (8)              0.040              --
Polish zloty
   -- Purchase...................................            5               0.299               1
Hungarian forints
   -- Sell.......................................         (102)              0.005              (1)

     Interest Rates

     At June 30, 2005 the company had public-debt securities of $1.174 billion outstanding with fixed interest rates and original maturity dates ranging from 1 to 22 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time. In addition, the company has a variable interest rate line of credit against which it had borrowed $11 million at June 30, 2005.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                              2005   2007   THEREAFTER   TOTAL
(Dollars in millions)                                         ----   ----   ----------   ------
Fixed-rate debt securities..................................  $299   $ 99      $776      $1,174
Average interest rate.......................................   7.2%   8.0%      8.1%        7.9%
Fair value..................................................  $303   $104      $979      $1,386
Floating-rate debt..........................................  $ 11   $ --      $ --      $   11
Average interest rate.......................................  6.25%    --        --        6.25%
Fair value..................................................  $ 11   $ --      $ --      $   11
Floating-rate debt..........................................  $  1   $ --      $ --      $    1
Average interest rate.......................................   3.1%    --        --         3.1%
Fair value..................................................  $  1   $ --      $ --      $    1

     Prior to its spin-off from Tenneco Inc., the company entered into an interest-rate swap to hedge its exposure to interest-rate movements. The company settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

     In the first quarter of 2001, the company entered into interest-rate swap agreements to covert floating-rate debt on its synthetic-lease facility to fixed-rate debt. This action was taken to reduce the company's exposure to interest-rate risk. During the first quarter of 2002, the company exited these swap agreements, and the related accumulated net loss was expensed over the life of the underlying obligation, with the remaining $1 million expensed in the first quarter of 2005 in conjunction with the prepayment of the synthetic-lease facility.

ITEM 4. CONTROLS AND PROCEDURES

     The company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures, has concluded that such controls and procedures were adequate and effective as of June 30, 2005.

     There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2005, that materially affected, or is reasonably likely to have a material affect, the company's internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 3, 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco Inc. (Tenneco), Tenneco Packaging Inc., and Packaging Corporation of America (PCA), Tenneco's former containerboard business. The settlement resulted in the company recording a pretax charge of $56 million, $35 million after tax, or $0.22 per share. This charge included the establishment of a reserve for the estimated liability associated with lawsuits filed by certain members of the original class-action who opted out of the class and filed their own lawsuits. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a materially adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flow in a particular period. The company has settled substantially all of such suits for $16 million, net of tax to be paid in the third quarter. This amount was equal to the established reserve.

     During the fourth quarter 2004, the company received a letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1953 to 1998. The letter was addressed to the company and Louisiana Pacific Corporation, the current owner of the facility, to whom a predecessor of the company, who operated it from 1978 to 1983 sold the facility in 1983. As of the date of this report, legal proceedings in respect of the potential plaintiffs' allegations have not commenced. The company is not currently able to quantify its financial exposure, if any, relating to the matters alleged in the letter, and the potential plaintiffs have not specified the amount of compensation sought. The company intends to defend vigorously any legal proceedings that may be commenced against it by the potential plaintiffs.

     On March 22, 2005, the company filed a declaratory judgment action in the United States District Court, Eastern District of Michigan, related to a superfund site in Filer City, Michigan. The final clean-up remedy for the site was pursuant to a U.S. Environmental Protection Agency (EPA) Record of Decision and Administrative Order in 1993, in which the EPA expressly determined that conditions at the site posed no current or potentially unacceptable risk to human health or the environment. The company contends that, because of the federal EPA action in 1993, the Michigan Department of Environmental Quality is precluded from demanding that the company undertake additional investigative and remedial work at the site. While it is not possible to predict the outcome of this proceeding, management, based on its assessment of the facts and circumstances now known, does not believe that this proceeding will have a material effect on the company's financial position.

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

ITEMS 2-3. NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company's 2005 annual meeting of shareholders was held on May 20, 2005, for the purpose of (1) electing directors, (2) ratifying the appointment of Ernst & Young LLP as independent public accountants for the year 2005, and (3) acting upon such other matters as might be properly brought before the meeting or any adjournment or postponement thereof.

     At the meeting, the following persons were elected to the company's board of directors, each for a term to expire at the company's 2006 annual meeting of shareholders:

                                                                  NUMBER OF VOTES
                                                              -----------------------
NOMINEE                                                           FOR       WITHHELD
-------                                                       -----------   ---------
Larry D. Brady..............................................  135,826,119   1,754,289
K. Dane Brooksher...........................................  135,923,070   1,657,338
Robert J. Darnall...........................................  131,902,219   5,678,189
Mary R. (Nina) Henderson....................................  135,933,173   1,647,235
Roger B. Porter.............................................  135,642,848   1,937,560
Richard L. Wambold..........................................  134,484,886   3,095,522
Norman H. Wesley............................................  135,712,735   1,867,673

     The shareholders ratified the appointment of Ernst & Young LLP as the company's independent auditors for the year 2005, with 135,917,460 votes cast for ratification, 529,231 votes cast against ratification, and 1,133,717 abstentions.

ITEM 5. NONE

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


EXHIBIT NO.    DESCRIPTION
-----------    -----------
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
               1-12387).


EXHIBIT NO.    DESCRIPTION
-----------    -----------
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


EXHIBIT NO.    DESCRIPTION
-----------    -----------
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

   10.21       Stock Purchase agreement dated as of June 23, 2005, among
               Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser.

   11          None.

   12          None.

   13          None.

   14 Code of Ethical Conduct for Financial Managers (posted to company's website, www.pactiv.com) in accordance with Item
               406(c)(2) of Regulation S-K.

   15          None.

   18          None.

   19          None

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

Date: August 15, 2005