Form 10-Q
period 2005-09-30
PACTIV CORP
filed 2005-11-09
CIK 1089976

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 143,283,742 as of October 31, 2005. (See Notes to Financial Statements.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income.......................    3
     Condensed Consolidated Statement of Financial
      Position..............................................    4
     Condensed Consolidated Statement of Cash Flows.........    5
     Notes to Financial Statements..........................    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   15
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   25
  Item 4. Controls and Procedures...........................   26
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings.................................   27
  Item 2. Unregistered Sales of Equity Securities and Use of
     Proceeds...............................................   28
  Item 3. Defaults Upon Senior Securities*..................   28
  Item 4. Submission of Matters to a Vote of Security
     Holders*...............................................   28
  Item 5. Other Information*................................   28
  Item 6. Exhibits..........................................   28

---------------

* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------   -------------------------------
                                                     2005              2004              2005             2004
(In millions, except share and per-share data)  ---------------   ---------------   --------------   --------------
SALES....................................        $        695      $        652      $      2,015     $      1,881
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization........................                 507               464             1,495            1,312
  Selling, general, and administrative...                  63                55               186              173
  Depreciation and amortization..........                  37                36               108              105
  Other expense, net.....................                   2                --                 3                2
  Restructuring and other................                  --                (2)                6               73
                                                 ------------      ------------      ------------     ------------
                                                          609               553             1,798            1,665
                                                 ------------      ------------      ------------     ------------
OPERATING INCOME.........................                  86                99               217              216
  Interest expense, net of interest
     capitalized.........................                  20                22                60               64
  Income tax expense.....................                  24                28                57               56
                                                 ------------      ------------      ------------     ------------
INCOME FROM CONTINUING OPERATIONS........                  42                49               100               96
INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES....................                  (3)                7               (81)              12
                                                 ------------      ------------      ------------     ------------
NET INCOME...............................        $         39      $         56      $         19     $        108
                                                 ------------      ------------      ------------     ------------
Average number of shares of common stock
  outstanding
  Basic..................................         147,645,904       149,323,411       148,486,354      152,100,283
  Diluted................................         149,017,216       151,745,436       150,315,920      154,574,188
EARNINGS (LOSS) PER SHARE
Basic
  Continuing operations..................        $       0.28      $       0.33      $       0.67     $       0.63
  Discontinued operations................               (0.02)             0.05             (0.54)            0.08
                                                 ------------      ------------      ------------     ------------
                                                 $       0.26      $       0.38      $       0.13     $       0.71
                                                 ------------      ------------      ------------     ------------
Diluted
  Continuing operations..................        $       0.28      $       0.32      $       0.67     $       0.62
  Discontinued operations................               (0.02)             0.05             (0.54)            0.08
                                                 ------------      ------------      ------------     ------------
                                                 $       0.26      $       0.37      $       0.13     $       0.70
                                                 ------------      ------------      ------------     ------------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              SEPTEMBER 30, 2005   DECEMBER 31, 2004
(In millions, except share data)                              ------------------   -----------------
ASSETS
Current assets
  Cash and temporary cash investments.......................       $   110              $  222
                                                                   -------              ------
  Accounts and notes receivable
    Trade, less allowances of $7 and $6 at the respective
       dates................................................           283                 267
    Other...................................................            14                  11
                                                                   -------              ------
    Total accounts and notes receivable.....................           297                 278
                                                                   -------              ------
  Inventories
    Finished goods..........................................           188                 167
    Work in process.........................................            50                  55
    Raw materials...........................................            57                  55
    Other materials and supplies............................            36                  34
                                                                   -------              ------
    Total inventories.......................................           331                 311
                                                                   -------              ------
  Other.....................................................            40                  42
  Assets held for sale......................................           661                 735
                                                                   -------              ------
  Total current assets......................................         1,439               1,588
                                                                   -------              ------
Property, plant, and equipment, net.........................         1,154               1,137
                                                                   -------              ------
Other assets
  Goodwill..................................................           532                 466
  Intangible assets, net....................................           265                 270
  Pension assets, net.......................................            10                 214
  Other.....................................................            64                  66
                                                                   -------              ------
  Total other assets........................................           871               1,016
                                                                   -------              ------
TOTAL ASSETS................................................       $ 3,464              $3,741
                                                                   -------              ------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
    debt....................................................       $   302              $  471
  Accounts payable..........................................           189                 182
  Taxes accrued.............................................            36                   3
  Interest accrued..........................................            32                   9
  Accrued promotions, rebates, and discounts................            68                  65
  Accrued litigation........................................             1                  25
  Accrued payroll and benefits..............................            56                  59
  Other.....................................................            86                  65
  Liabilities related to assets held for sale...............           199                 145
                                                                   -------              ------
  Total current liabilities.................................           969               1,024
                                                                   -------              ------
Long-term debt..............................................         1,011                 869
                                                                   -------              ------
Deferred income taxes.......................................           212                 241
                                                                   -------              ------
Pension and postretirement benefits.........................           345                 473
                                                                   -------              ------
Other.......................................................            30                  42
                                                                   -------              ------
Minority interest...........................................             9                   9
                                                                   -------              ------
Shareholders' equity
  Common stock (143,469,753 and 148,711,815 shares issued
    and outstanding, after deducting 28,313,424 and
    23,071,362 shares held in treasury, at the respective
    dates)..................................................             2                   2
  Premium on common stock and other capital surplus.........         1,040               1,141
  Accumulated other comprehensive loss......................        (1,002)               (889)
  Retained earnings.........................................           848                 829
                                                                   -------              ------
  Total shareholders' equity................................           888               1,083
                                                                   -------              ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................       $ 3,464              $3,741
                                                                   -------              ------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2005    2004
FOR THE NINE MONTHS ENDED SEPTEMBER 30 (In millions)          -----   -----
OPERATING ACTIVITIES
Income from continuing operations...........................  $ 100   $  96
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations:
  Depreciation and amortization.............................    108     105
  Deferred income taxes.....................................     26      31
  Restructuring and other...................................     --      35
  Pension income............................................    (40)    (43)
  Net working capital.......................................      4      42
  Other.....................................................     (9)      4
                                                              -----   -----
Cash provided by operating activities -- continuing
  operations................................................    189     270
Cash provided by operating activities -- discontinued
  operations................................................     42      43
                                                              -----   -----
Cash provided by operating activities.......................    231     313
                                                              -----   -----
INVESTING ACTIVITIES
Expenditures for property, plant, and
  equipment -- continuing operations........................    (97)    (55)
Acquisitions of businesses and assets.......................    (98)     --
Other continuing operations investing activities............      2       2
                                                              -----   -----
Cash used by investing activities -- continuing
  operations................................................   (193)    (53)
Expenditures for property, plant, and
  equipment -- discontinued operations......................    (21)    (13)
                                                              -----   -----
Cash used by investing activities...........................   (214)    (66)
                                                              -----   -----
FINANCING ACTIVITIES
Issuance of common stock....................................     14      24
Purchase of common stock....................................   (122)   (230)
Retirement of long-term debt................................   (169)     --
Issuance of long-term debt..................................    142      --
Other.......................................................     10      --
                                                              -----   -----
Cash used by financing activities -- continuing
  operations................................................   (125)   (206)
                                                              -----   -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................     (4)     --
                                                              -----   -----
INCREASE/(DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS...............................................   (112)     41
Cash and temporary cash investments, January 1..............    222     140
                                                              -----   -----
CASH AND TEMPORARY CASH INVESTMENTS, SEPTEMBER 30...........  $ 110   $ 181
                                                              -----   -----

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2005, and 2004, the Condensed Consolidated Statement of Financial Position at September 30, 2005, and the Condensed Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2005, and 2004, are unaudited. In the company's opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the company's Form 10-K for the year ended December 31, 2004, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled "SEC filings." Alternatively, free copies of the company's Form 10-K for the year ended December 31, 2004, may be obtained by contacting Investor Relations at (866) 456-5439. Certain amounts in the financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

     On June 23, 2005, Pactiv entered into an agreement to sell most of its worldwide protective- and flexible-packaging businesses to Pregis Corporation (Pregis). This transaction was completed on October 12, 2005. The company has reported the operating results of the affected businesses as income (loss) from discontinued operations in the Consolidated Statement of Income for all periods presented. The assets and liabilities of these businesses have been classified as assets held for sale and liabilities related to assets held for sale, respectively, in the company's Consolidated Statement of Financial Position.

     The divested businesses historically were included in the company's Protective and Flexible Packaging segment. In conjunction with the sale of these businesses, the company reviewed its reporting segments in concert with the requirements of Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." Based on this review, the company has included the Protective and Flexible Packaging businesses that were not sold in its Foodservice/Food Packaging segment for all periods presented herein.

     Following this divestiture, the company has 3 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, such as waste bags, tableware, food-storage bags, and cookware, for consumer markets, such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, for foodservice and food-packaging markets, such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

     For a complete discussion of the company's accounting policies, refer to Pactiv's most recent filing on Form 10-K.

STOCK-BASED COMPENSATION

     In accounting for stock-based employee compensation, the company uses the intrinsic-value method specified in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Shown below are net income and basic and diluted earnings per share as reported and adjusted to reflect the use of the fair-value method in determining stock-based compensation costs, as outlined in SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                SEPTEMBER 30,        SEPTEMBER 30,
                                                             -------------------   -----------------
                                                               2005       2004      2005      2004
(In millions, except per-share data)                         --------   --------   -------   -------
Net income.................................................   $   39     $   56    $   19    $  108
After-tax adjustment of stock-based compensation costs:
  Intrinsic-value method...................................       --          1         1         2
  Fair-value method........................................       (3)        (3)       (9)       (9)
                                                              ------     ------    ------    ------
Pro forma..................................................   $   36     $   54    $   11    $  101
                                                              ------     ------    ------    ------
EARNINGS PER SHARE
Basic
As reported................................................   $ 0.26     $ 0.38    $ 0.13    $ 0.71
Adjustment of stock-based compensation costs:
  Intrinsic-value method...................................       --         --      0.01      0.01
  Fair-value method........................................    (0.02)     (0.02)    (0.06)    (0.06)
                                                              ------     ------    ------    ------
Pro forma..................................................   $ 0.24     $ 0.36    $ 0.08    $ 0.66
                                                              ------     ------    ------    ------
Diluted
As reported................................................   $ 0.26     $ 0.37    $ 0.13    $ 0.70
Adjustment of stock-based compensation costs:
  Intrinsic-value method...................................       --         --      0.01      0.01
  Fair-value method........................................    (0.02)     (0.02)    (0.06)    (0.06)
                                                              ------     ------    ------    ------
Pro forma..................................................   $ 0.24     $ 0.35    $ 0.08    $ 0.65
                                                              ------     ------    ------    ------

ACCOUNTS AND NOTES RECEIVABLE

     On a recurring basis, the company sells an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the Statement of Financial Position, and the related proceeds are included in cash provided by operating activities in the Statement of Cash Flows. No receivables were sold at September 30, 2005, while amounts totaling $10 million were sold at September 30, 2004. Discounts and fees related to these sales, which were included in other expense in the statement of income, were $1 million and $2 million for the three- and nine-month periods ended September 30, 2005, and were immaterial for the same periods in 2004. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, the company's debt would increase, or its cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

CHANGES IN ACCOUNTING PRINCIPLES

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payments." SFAS No. 123(R) requires that the fair value of all share-based payments to employees, including grants of stock options, be recognized in the financial statements, and supercedes APB Opinion No. 25, which requires that the intrinsic-value method be used in determining share-based employee-compensation expense. Under SFAS No. 123(R), share-based employee-compensation expense is determined using the grant-date fair value of awards and is recognized in the statement of income over the period that employees are required to provide related service (normally the vesting period). The effective date of SFAS No. 123(R) was recently delayed until the beginning of the first annual period after June 30, 2005. The impact of adopting SFAS No. 123(R) cannot be predicted at this time since it depends on future levels of share-based payments. However, if the company had adopted SFAS No. 123(R) in prior periods, the impact of its adoption would have paralleled that shown under "Stock-Based Compensation" in this footnote.

SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation costs be reported as cash flow from financing activities rather than as cash flow from operating activities. It is not possible to predict such amounts in that they depend on the timing of employee stock-option exercises. There were no amounts recognized for such excess tax-deduction benefits in the first nine months of 2005 or 2004.

NOTE 3. RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. The principal strategic objectives of the program were to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities; (3) increase the number of new product launches over the next several years; and (4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 850 salaried and hourly positions worldwide. In this connection, the company recorded restructuring and other charges of $85 million, $54 million after tax, or $0.34 per share, covering severance, asset write-offs, and other, which consisted principally of asset-removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom. No further charges related to this program are anticipated.

     After-tax cash payments related to restructuring and other actions totaled $4 million for the first nine months of 2005 and $12 million for full-year 2004.

     The following summarizes the impacts of restructuring and related actions.

                                                          SEVERANCE   ASSET WRITE-OFFS   OTHER   TOTAL
                                                          ---------   ----------------   -----   -----
ACCRUED RESTRUCTURING BALANCE AT JUNE 30, AND SEPTEMBER
  30, 2005..............................................    $   1          $  --         $  2    $   3
                                                            -----          -----         -----   -----
RESTRUCTURING COSTS TO DATE
  Consumer Products.....................................    $   5          $  --         $  1    $   6
  Foodservice/Food Packaging............................       10             31           35       76
  Other.................................................       --             --            3        3
                                                            -----          -----         -----   -----
  Total.................................................    $  15          $  31         $ 39    $  85
                                                            -----          -----         -----   -----

NOTE 4. DISCONTINUED OPERATIONS

     Income (loss) from discontinued operations (see Note 1) includes an allocation of interest expense for all periods presented. Amounts allocated were based on the ratio of net assets of discontinued operations to the company's total net assets plus consolidated debt. Amounts allocated were $3 million and $11 million for the three- and nine-month periods ended September 30, 2005, and September 30, 2004, respectively. The debt of the discontinued operations will not be assumed by the buyer of the protective- and flexible-packaging businesses, and the company does not have any debt that is required to be repaid as a result of the sale.

     As a result of entering into a sale agreement with Pregis, the company conducted a goodwill-impairment test in accordance with requirements of SFAS No. 142, "Goodwill and Other Intangible Assets," and determined that goodwill for certain of the business to be sold was impaired, resulting in the recording of an impairment charge of $36 million after tax. Additionally, the company recorded an estimated net loss on the sale of the businesses of $42 million, which included sales commissions, income taxes, and, pursuant to the sale agreement, contributions of $15 million to certain U.K. pension plans. Both the goodwill-impairment charge and the loss on the sale of the businesses were included in income (loss) from discontinued operations for the nine months ended September 30, 2005. Also included in that period's results was a U.S. federal income-tax expense of $10 million on unremitted earnings of foreign subsidiaries.

     Operating results for discontinued operations were as follows:

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                           ------------------     ------------------
                                                            2005        2004       2005        2004
(In millions)                                              ------      ------     ------      ------
Sales....................................................   $224        $214       $667        $618
Income (loss) before tax.................................   $  6        $ 12        (47)         19

     Assets held for sale and liabilities related to assets held for sale were as follows:

                                                              SEPTEMBER 30, 2005   DECEMBER 31, 2004
(In millions)                                                 ------------------   -----------------
Accounts and notes receivable, net..........................         $129                $127
Inventories.................................................           91                  95
Other current assets........................................            8                   4
Property, plant and equipment, net..........................          291                 308
Other long-term assets......................................          142                 201
                                                                     ----                ----
Total assets held for sale..................................         $661                $735
                                                                     ----                ----
Accounts payable............................................         $ 65                $ 64
Accrued expense and other...................................           95                  41
Long-term liabilities.......................................           39                  40
                                                                     ----                ----
Total liabilities related to assets held for sale...........         $199                $145
                                                                     ----                ----

NOTE 5. ACQUISITIONS

     On March 15, 2005, Pactiv acquired, for $98 million, Newspring Industrial Corp. (Newspring), a leading supplier of thin wall, injection-molded polypropylene products to customers in the take-out, delicatessen, and foodservice markets. The company paid $87 million for the shares of Newspring and recorded liabilities of $11 million for anticipated future payments related to non-compete agreements and other items. At September 30, 2005, the allocation of the purchase price to the net assets of Newspring and the related recognition of $63 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired, which are subject to revision upon receipt of final appraisals.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

     Changes in the carrying value of goodwill for the nine months ended September 30, 2005, are shown in the following table.

                                                                                           TOTAL
                                                             CONSUMER    FOODSERVICE/    CONTINUING
                                                             PRODUCTS   FOOD PACKAGING   OPERATIONS
(In millions)                                                --------   --------------   ----------
Balance, December 31, 2004.................................    $136          $330           $466
Goodwill additions.........................................      --            63             63
Currency translation adjustment............................      --             3              3
                                                               ----          ----           ----
Balance, September 30, 2005................................    $136          $396           $532
                                                               ----          ----           ----

     Details of intangible assets are shown below.

                                                 SEPTEMBER 30, 2005               DECEMBER 31, 2004
                                            -----------------------------   -----------------------------
                                                             ACCUMULATED                     ACCUMULATED
                                            CARRYING VALUE   AMORTIZATION   CARRYING VALUE   AMORTIZATION
(In millions)                               --------------   ------------   --------------   ------------
Intangible assets subject to amortization
  Patents.................................       $ 85            $ 52            $ 85            $48
  Other...................................        159              57             153             50
                                                 ----            ----            ----            ---
                                                  244             109             238             98
Intangible assets not subject to
  amortization (primarily trademarks).....        130              --             130             --
                                                 ----            ----            ----            ---
                                                 $374            $109            $368            $98
                                                 ----            ----            ----            ---

     Amortization expense for intangible assets was $11 million for the nine months ended September 30, 2005, and $10 million for the nine months ended September 30, 2004. Amortization expense is estimated to total $15 million for 2005, $14 million, for years 2006, 2007, 2008, and $12 million for 2009.

NOTE 7. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                              SEPTEMBER 30, 2005   DECEMBER 31, 2004
(In millions)                                                 ------------------   -----------------
Original cost
  Land, buildings, and improvements.........................       $   633              $  621
  Machinery and equipment...................................         1,462               1,377
  Other, including construction in progress.................           103                  79
                                                                   -------              ------
                                                                   $ 2,198              $2,077
Less accumulated depreciation and amortization..............        (1,044)               (940)
                                                                   -------              ------
Total.......................................................         1,154               1,137
                                                                   -------              ------

NOTE 8. COMMON STOCK

EARNINGS PER SHARE

     Income from continuing operations per share of common stock outstanding was computed as follows:

                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------   -------------------------------
                                                     2005              2004              2005             2004
(In millions, except share and per-share data)  ---------------   ---------------   --------------   --------------
BASIC EARNINGS PER SHARE
  Income from continuing operations......        $         42      $         49      $        100     $         96
                                                 ------------      ------------      ------------     ------------
  Average number of shares of common stock
     outstanding.........................         147,645,904       149,323,411       148,486,354      152,100,283
                                                 ------------      ------------      ------------     ------------
  Basic earnings per average share of common
     stock...............................        $       0.28      $       0.33      $       0.67     $       0.63
                                                 ------------      ------------      ------------     ------------

                                                THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------   -------------------------------
                                                     2005              2004              2005             2004
(In millions, except share and per-share data)  ---------------   ---------------   --------------   --------------
DILUTED EARNINGS PER SHARE
  Income from continuing operations......        $         42      $         49      $        100     $         96
                                                 ------------      ------------      ------------     ------------
  Average number of shares of common stock
     outstanding.........................         147,645,904       149,323,411       148,486,354      152,100,283
                                                 ------------      ------------      ------------     ------------
  Dilutive securities
     Stock options.......................           1,068,945         2,002,400         1,488,676        2,028,763
     Performance shares..................             302,367           419,625           340,890          445,142
                                                 ------------      ------------      ------------     ------------
  Average number of shares of common stock
     outstanding including dilutive shares...     149,017,216       151,745,436       150,315,920      154,574,188
                                                 ------------      ------------      ------------     ------------
  Diluted earnings per average share of common
     stock...............................        $       0.28      $       0.32      $       0.67     $       0.62
                                                 ------------      ------------      ------------     ------------

     In the third quarter of 2005 and for the nine-month period ended September 30, 2005, the company acquired 6,491,622 shares of its common stock for $122 million, or at an average price of $18.84 per share. In the third quarter of 2004, the company acquired 2,527,400 shares of its common stock for $59 million, or at an average price of $23.42 per share. For the nine-month period ended September 30, 2004, the company acquired 10,148,500 shares of its common stock for $230 million, or at an average price of $22.71 per share.

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

NOTE 9. SEGMENT INFORMATION

     The company currently has 3 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, such as waste bags, tableware, food-storage bags, and cookware, for consumer markets, such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, for foodservice and food-packaging markets, such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used. As indicated in Note 1, the company reclassified its reporting segments following the sale of most of its protective- and flexible-packaging businesses.

     The following table sets forth certain segment information.

                                                               FOODSERVICE/
                                                  CONSUMER         FOOD
                                                  PRODUCTS      PACKAGING       OTHER      TOTAL
(In millions)                                     --------     ------------     ------     ------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
Sales to external customers.....................   $  247         $  448        $   --     $  695
Operating income................................       25             61            --         86
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
Sales to external customers.....................   $  238         $  414        $   --     $  652
Operating income................................       44             53(a)          2(b)      99
AT SEPTEMBER 30, 2005, AND FOR THE NINE MONTHS
  THEN ENDED
Sales to external customers.....................   $  712         $1,303        $   --     $2,015
Operating income................................       75            135(a)          7(b)     217
Total assets....................................    1,136          1,185         1,143(d)   3,464
AT SEPTEMBER 30, 2004, AND FOR THE NINE MONTHS
  THEN ENDED
Sales to external customers.....................   $  675         $1,206        $   --     $1,881
Operating income................................      129(c)          77(a)         10(b)     216
Total assets....................................      883          1,332         1,487(d)   3,702

---------------

(a) Includes restructuring and other charges (credits) of ($3) million in the three months ended September 30, 2004, and $5 million and $67 million in the nine months ended September 30, 2005, and 2004, respectively.

(b) Includes pension-plan income and unallocated corporate expenses and, in the three and nine months ended September 30, 2004, restructuring and other charges of $1 and $2 million, respectively.

(c) Includes restructuring and other charges of $4 million in the nine months ended September 30, 2004.

(d) Includes administrative-services operations, assets related to pension plans (net) and assets held for sale, which were previously reported in the Protective and Flexible Packaging segment. Assets of discontinued operations held for sale were $661 million and $704 million at September 30, 2005, and 2004, respectively.

NOTE 10. COMPREHENSIVE INCOME (LOSS)

     Details of total comprehensive income (loss) for the three and nine-months ended September 30, 2005, and 2004, were as follows:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,          SEPTEMBER 30,
                                                          ------------------     ------------------
                                                          2005         2004       2005        2004
(In millions)                                             -----        -----     ------      ------
Net income..............................................   $39          $56       $ 19        $108
Other comprehensive income
  Additional minimum pension liability, net of tax of
     $43 million........................................    --           --        (72)         --
  Net currency-translation gains/(losses)...............     1           13        (43)         (5)
  Other comprehensive income............................    --           --          1          --
                                                           ---          ---       ----        ----
Total comprehensive income (loss).......................   $40          $69       $(95)       $103
                                                           ---          ---       ----        ----

NOTE 11. LINES OF CREDIT AND GUARANTEES

     The company, from time to time, utilizes various lines of credit, backed by payment and performance guarantees, to finance operations of its foreign subsidiaries. These lines of credit are mainly used as overdraft and foreign-exchange settlement facilities and are in effect until canceled by one or both parties. Performance under the guarantees would be required if such subsidiaries were sold, dissolved, or otherwise failed to discharge their related obligations. At September 30, 2005, available lines of credit totaled $13 million, against which no amounts were borrowed. In connection with the sale of substantially all of the company's protective-and flexible-packaging businesses, all of those lines of credit and guarantees were terminated.

NOTE 12. PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

     The impact of pension plans on pretax income from continuing operations was as follows:

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                         ------------------     ------------------
                                                          2005        2004       2005        2004
(In millions)                                            ------      ------     ------      ------
Components of net periodic-benefit income (expense)
  Service cost of benefits earned......................   $ (4)       $ (5)     $ (13)      $ (17)
  Interest cost on benefit obligations.................    (58)        (58)      (174)       (173)
  Expected return on plan assets.......................     86          86        258         259
  Expected plan participant contribution...............     (1)         --         (1)         --
  Amortization of:
     Unrecognized net losses...........................    (10)         (7)       (28)        (23)
     Unrecognized prior-service cost...................     --          (1)        (2)         (3)
                                                          ----        ----      -----       -----
Total net periodic-benefit income......................   $ 13        $ 15      $  40       $  43
                                                          ----        ----      -----       -----

     The company has post-retirement health-care and life-insurance plans that cover certain of its salaried and hourly employees who retire in accordance with the provisions of such plans. Related benefits may be subject to deductibles, co-payments, and other limitations. The company reserves the right to change such post-retirement plans, which are not funded.

     Effective December 31, 2004, after the company's September 30, 2004, measurement date, the company's two U.S. qualified pension plans were merged. The merger does not affect participants' benefits or any other substantive feature of the plans; however, it is expected to reduce plan-administrative costs. As a result of the merger, the company, at March 31, 2005, wrote off pension assets of $204 million and recorded corresponding reductions of pension liabilities, equity (other comprehensive income), and deferred-tax liabilities of $89 million, $72 million, and $43 million, respectively. The merger had a negligible impact on pension income.

NOTE 13. CONTINGENCIES

LITIGATION

     In the fourth quarter of 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco Inc. (Tenneco), Tenneco Packaging Inc., and Packaging Corporation of America, Tenneco's former containerboard business. The settlement resulted in the company recording a pretax charge of $56 million, $35 million after tax, or $0.22 per share. This charge included an amount for the estimated liability associated with claimants who opted out of, or were not part of, the class. In the third quarter of 2005, the company settled the remaining claims associated with this matter for an amount equal to the reserve previously established for such claims, and made cash payments related thereto of approximately $15 million.

     During the fourth quarter of 2004, the company received a letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1953 to 1998. The letter was addressed to the company and Louisiana Pacific Corporation, the current owner of the facility, to whom a predecessor of the company sold the facility in 1983. As of the date of this report, legal proceedings in respect of the potential plaintiffs' allegations have not commenced. The company is not currently able to quantify its financial exposure, if any, relating to the matters alleged in the letter. The company intends to defend vigorously any legal proceedings that may be commenced against it by the potential plaintiffs.

     On March 22, 2005, the company filed a declaratory-judgment action in the United States District Court, Eastern District of Michigan, related to a superfund site in Filer City, Michigan. The final clean-up remedy for the site was pursuant to a U.S. Environmental Protection Agency (EPA) Record of Decision and Administrative Order in 1993, in which the EPA expressly determined that conditions at the site posed no current or potentially unacceptable risk to human health or the environment. The company contends that, because of the federal EPA action in 1993, the Michigan Department of Environmental Quality is precluded from demanding that the company undertake additional investigative and remedial work at the site. While it is not possible to predict the outcome of this proceeding, management, based on its assessment of the facts and circumstances now known, does not believe that this proceeding will have a material effect on the company's financial position.

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

NOTE 14. SUBSEQUENT EVENTS

     On October 12, 2005, Pactiv completed the sale of substantially all of its protective- and flexible-packaging business to Pregis.

     On October 21, 2005, Pactiv's board of directors increased the company's share-repurchase authorization by 6.5 million shares. This new authorization, coupled with the remainder of a prior authorization, brought the total shares of Pactiv stock that may be repurchased to 10 million.

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

     On June 23, 2005, Pactiv entered into an agreement to sell most of its worldwide protective- and flexible-packaging businesses to Pregis Corporation (Pregis). This transaction was completed on October 12, 2005. The company has reported the operating results of the affected businesses as income (loss) from discontinued operations in the Consolidated Statement of Income for all periods presented. The assets and liabilities of these businesses have been classified as assets held for sale and liabilities related to assets held for sale, respectively, in the company's Consolidated Statement of Financial Position.

     The divested businesses historically were included in the company's Protective and Flexible Packaging segment. In conjunction with the sale of these entities, the company reviewed its reporting segments in concert with the requirements of Statement of Financial Standard (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." Based on this review, the company has included the Protective and Flexible Packaging businesses that were not sold in its Foodservice/Food Packaging segment for all periods presented herein.

     Following this divestiture, the company has 3 reporting segments: Consumer Products, which relates principally to the manufacture and sale of disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, such as waste bags, tableware, food-storage bags, and cookware, for consumer markets, such as grocery stores, mass merchandisers, and discount chains; Foodservice/Food Packaging, which relates primarily to the manufacture and sale of various disposable plastic, molded-fiber, pressed-paperboard, and aluminum packaging products, for foodservice and food-packaging markets, such as restaurants and other institutional foodservice outlets, food processors, and grocery chains; and Other, which relates to corporate and administrative-service operations and retiree-benefit income and expense. The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets are used.

RESTRUCTURING AND OTHER

     In the first quarter of 2004, the company announced a restructuring program to rationalize excess manufacturing capacity and reduce overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. The principal strategic objectives of the program were to (1) rationalize inefficient manufacturing assets, primarily certain molded-fiber facilities in North America and the United Kingdom; (2) reduce overhead in several areas of the business, thereby eliminating non-value-added activities; (3) increase the number of new product launches over the next several years; and (4) increase the value of the Hefty(R) brand. Implementation of the program resulted in the elimination of approximately 850 salaried and hourly positions worldwide. In this connection, the company recorded restructuring and other charges of $85 million, $54 million after tax, or $0.34 per share, covering severance, asset write-offs, and other, which consisted principally of asset-removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom. No further charges related to this program are anticipated.

     After-tax cash payments related to restructuring and other actions totaled $4 million for the first nine months of 2005 and $12 million for full-year 2004.

     The following summarizes the impacts of restructuring and related actions.

                                                          SEVERANCE   ASSET WRITE-OFFS   OTHER   TOTAL
                                                          ---------   ----------------   -----   -----
ACCRUED RESTRUCTURING BALANCE AT JUNE 30, AND SEPTEMBER
  30, 2005..............................................     $ 1            $--           $ 2     $ 3
                                                             ---            ---           ---     ---
RESTRUCTURING COSTS TO DATE
  Consumer Products.....................................     $ 5            $--           $ 1     $ 6
  Foodservice/Food Packaging............................      10             31            35      76
  Other.................................................      --             --             3       3
                                                             ---            ---           ---     ---
  Total.................................................     $15            $31           $39     $85
                                                             ---            ---           ---     ---

THREE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

RESULTS OF CONTINUING OPERATIONS

     Significant Trends

     The principal raw materials used to manufacture the company's products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 3% higher in the third quarter of 2005 than in the same period of 2004, driven principally by higher oil and benzene prices, while average industry prices for polyethylene rose approximately 16% in the third quarter of 2005 compared with the same period in 2004, fueled by higher natural-gas prices. In response to increases in resin costs, the company raised selling prices in many areas of its business during 2004 and in the first and third quarters of 2005, which offset the resin cost increases.

     Average industry prices for polystyrene fell by approximately 6% in the third quarter compared with the previous quarter, while average industry prices for polyethylene in the third quarter were even with the second quarter of 2005. However, resin costs will likely continue to be a source of uncertainty for the company, as oil prices remain near their historic highs. In response to high oil prices as well as the impact of hurricanes on the petrochemical industry along the Gulf Coast, resin suppliers have announced significant price increases effective in the fourth quarter of 2005. At this time it is not clear whether these price increases will be successfully implemented as announced. While industry-wide supply disruptions have occurred as a result of the Gulf Coast hurricanes, the company does not expect to encounter any significant supply shortages in the fourth quarter.

     The company is also sensitive to other energy-related cost movements, particularly with respect to transportation and logistics costs. Historically, the company has been able to mitigate higher energy-related costs with productivity improvements and other cost reductions; however, future significant energy-related cost increases may not be fully offset with productivity initiatives.

     Hefty(R) Serve 'n Store(TM) tableware, Hefty(R) Easy Grip(TM) cups, and Hefty(R) E-Z Ovenware Casserole Pans(TM) are three of the new product lines launched by the company in 2005. To support these growth initiatives, as well as to increase the level of support for the Hefty(R) UltraFlex(TM) waste-bag line, which was launched in the third quarter of 2004, the company's advertising and promotion (A&P) costs increased significantly in 2005 compared with 2004. The impact on pretax profit of higher A&P spending, net of operating income on incremental new-product sales, is expected to be approximately $45 million to $55 million for total-year 2005.

     Sales

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------    INCREASE
                                                               2005        2004    (DECREASE)
(Dollars in millions)                                         ------      ------   ----------
Consumer Products...........................................   $247        $238       3.8%
Foodservice/Food Packaging..................................    448         414       8.2%
                                                               ----        ----
Total.......................................................   $695        $652       6.6%
                                                               ----        ----

     Total sales increased $43 million, or 6.6% versus the prior year. Excluding the positive impact of foreign-currency exchange rates ($2 million) and acquisitions ($15 million), sales grew 3.9%, driven mainly by the impact of pricing actions.

     Sales for the Consumer Products business increased $9 million, or 3.8%, from the third quarter of 2004, driven by a 6.2% increase in price, offset partially by a volume decline of 2.4 %. Volume trends improved sequentially in foam tableware and waste bags. Rollout of Hefty(R) Serve 'n Store(TM) plates and bowls and Hefty(R) Easy Grip(TM) party cups continued in the third quarter.

     Sales for the Foodservice/Food Packaging business increased $34 million, or 8.2%, from last year, as a result of price gains of 8.7%, offset, in part, by a volume decline of 0.5%, reflecting softness in the marketplace and actions taken to eliminate unprofitable product lines, offset partially by the benefit of the March 2005 acquisition of Newspring Industrial Corporation (Newspring).

     Operating Income

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------    INCREASE
                                                              2005         2004    (DECREASE)
(Dollars in millions)                                         -----        -----   ----------
Consumer Products...........................................   $25          $44       (43.2)%
Foodservice/Food Packaging..................................    61           53        15.1%
Other.......................................................    --            2      (100.0)%
                                                               ---          ---
Total.......................................................   $86          $99       (13.1)%
                                                               ---          ---

     Total operating income was $86 million in the third quarter of 2005, a decrease of $13 million, or 13.1%, from last year. Included in 2004's third quarter results were restructuring and other credits of $2 million.

     The following table summarizes by segment the impact of restructuring and other charges (credits) on operating income in the third quarter of 2004.

                                                       THIRD QUARTER 2004 OPERATING INCOME (LOSS)
                                                  -----------------------------------------------------
                                                                                          EXCLUDING
                                                  US GAAP      RESTRUCTURING AND      RESTRUCTURING AND
                                                   BASIS    OTHER CHARGES (CREDITS)     OTHER CHARGES
(Dollars in millions)                             -------   -----------------------   -----------------
Consumer Products...............................    $44               $--                    $44
Foodservice/Food Packaging......................     53                (3)                    50
Other...........................................      2                 1                      3
                                                    ---               ---                    ---
Total...........................................    $99               $(2)                   $97
                                                    ---               ---                    ---

     The company's management believes that measuring operating income excluding the effect of restructuring and other charges/credits is a meaningful alternative way of evaluating the company's operating results. Restructuring and other charges relate to actions that have an ongoing effect on the company's results, and to consider such charges as being only applicable to the periods in which they are recognized could make operating performance in such periods more difficult to evaluate, particularly when compared with results for periods in which no such charges were recorded. The company's management uses operating income excluding restructuring and other charges to evaluate operating performance and, along with other factors, in determining management compensation.

     The following table shows operating income excluding restructuring and other charges/credits for the third quarter of 2005 and 2004.

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------    INCREASE
                                                              2005         2004    (DECREASE)
(Dollars in millions)                                         -----        -----   ----------
Consumer Products...........................................   $25          $44        (43.2)%
Foodservice/Food Packaging..................................    61           50         22.0%
Other.......................................................    --            3       (100.0)%
                                                                            ---
Total.......................................................   $86          $97        (11.3)%
                                                               ---          ---

     Excluding restructuring and other charges/credits, operating income was $86 million, a decrease of $11 million, or 11.3%, from 2004, as the effect of higher product-launch costs, lower volume, and higher manufacturing and logistics expenses, more than offset favorable spread between selling prices and raw-material costs.

     Operating income in the Consumer Products segment was $25 million compared with $44 million in 2004, a decline of $19 million, or 43.2%, primarily reflecting approximately $15 million of incremental product-launch costs, as well as higher LIFO valuation expense.

     Excluding restructuring and other credits, operating income for the Foodservice/Food Packaging segment was $61 million, an increase of $11 million, or 22.0%, from 2004, as favorable spread and mix more than offset the impact of higher logistics costs and lower volume.

     Income from Continuing Operations

     The company recorded income from continuing operations of $42 million, or $0.28 per share, in the third quarter of 2005, compared with $49 million, or $0.32 per share, for the same period last year, which included restructuring and other credits totaling $1 million, or $0.01 per share.

DISCONTINUED OPERATIONS

     Income (loss) from Discontinued Operations

     Income (loss) from discontinued operations (see Basis of Presentation) includes an allocation of interest expense for all periods presented. Amounts allocated were based on the ratio of net assets of discontinued operations to the company's total net assets plus consolidated debt. Amounts allocated were $3 and $11 million for the three- and nine-month periods ended September 30, 2005, and 2004, respectively. The debt of the discontinued operations will not be assumed by the buyer of the protective- and flexible-packaging businesses, and the company does not have any debt that is required to be repaid as result of the sale.

     The loss from discontinued operations for the three-month period ended September 30, 2005 included the recording of (1) an additional $11 million loss on the sale of the businesses, reflecting revised estimates of the purchase price, income taxes, and sales commissions, bringing the total estimated loss recorded in the second and third quarters of 2005 to $42 million, and (2) a $4 million reduction in previously recorded estimated income-tax expense on unremitted earnings of foreign subsidiaries.

     Operating results for discontinued operations were as follows:

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                           ------------------     ------------------
                                                            2005        2004       2005        2004
(In millions)                                              ------      ------     ------      ------
Sales....................................................   $224        $214       $667        $618
Income (loss) before tax.................................      6          12        (47)         19

     Assets held for sale and liabilities related to assets held for sale are as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2005            2004
(In millions)                                                 -------------   ------------
Accounts and notes receivable, net..........................      $129            $127
Inventories.................................................        91              95
Other current assets........................................         8               4
Property, plant and equipment, net..........................       291             308
Other long-term assets......................................       142             201
                                                                  ----            ----
Total assets held for sale..................................      $661            $735
                                                                  ----            ----
Accounts payable............................................      $ 65            $ 64
Accrued expense and other...................................        95              41
Long-term liabilities.......................................        39              40
                                                                  ----            ----
Total liabilities related to assets held for sale...........      $199            $145
                                                                  ----            ----

NINE MONTHS ENDED SEPTEMBER 30, 2005, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

     Sales

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------    INCREASE
                                                               2005       2004     (DECREASE)
(Dollars in millions)                                         -------    -------   ----------
Consumer Products...........................................  $  712     $  675       5.5%
Foodservice/Food Packaging..................................   1,303      1,206       8.0%
                                                              ------     ------
Total.......................................................  $2,015     $1,881       7.1%
                                                              ------     ------

     Total sales increased $134 million, or 7.1%, versus the prior year. Excluding the positive impact of foreign-currency exchange rates ($5 million) and acquisitions ($34 million), sales grew 5.0%.

     Sales for the Consumer Products business increased $37 million, or 5.5%, from 2004, as a result of price increases of 7.6%, offset partially by a 2.1% volume decline. Strong sales of new products were more than offset by declines in waste-bag and foam-tableware volume as a result of soft market conditions and some price-related share loss. Rollout of Hefty(R) Serve 'n Store(TM) plates and bowls, as well as Hefty(R) Easy Grip(TM) party cups, which began late in the first quarter, ramped up through the third quarter. The promotional investment to launch these products, as well as increased support for Hefty(R) Ultra Flex(TM) waste bags, negatively impacted sales through the first three quarters of 2005, and is expected to continue for the remainder of the year.

     Sales for the Foodservice/Food Packaging business increased $97 million, or 8.0%, from last year, driven principally by pricing gains of 8.8% and volume improvement of 2.8% from the Newspring acquisition, offset partially by a 4.0% decline in organic volume, reflecting adjustments that typically occur when selling prices increase significantly, initiatives to eliminate unprofitable product lines, and a slight softening of market demand in the second and third quarters. Prices were increased in the second half of 2004 and the first and third quarters of 2005 in response to higher raw-material costs.

     Operating Income

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------    INCREASE
                                                               2005        2004    (DECREASE)
(Dollars in millions)                                         ------      ------   ----------
Consumer Products...........................................   $ 75        $129      (41.9)%
Foodservice/Food Packaging..................................    135          77       75.3%
Other.......................................................      7          10      (30.0)%
                                                               ----        ----
Total.......................................................   $217        $216        0.5%
                                                               ----        ----

     Total operating income was $217 million, an increase of $1 million from last year. Results for 2005 and 2004 included restructuring and other charges of $6 million and $73 million, respectively.

     The following tables summarize the impact of restructuring and other charges on operating income in the first nine months of 2005 and 2004.

                                                 OPERATING INCOME -- NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                ----------------------------------------------------------
                                                US GAAP     RESTRUCTURING AND     EXCLUDING RESTRUCTURING
                                                 BASIS        OTHER CHARGES          AND OTHER CHARGES
(Dollars in millions)                           --------    ------------------    ------------------------
Consumer Products.............................    $ 75              $1                      $ 76
Foodservice/Food Packaging....................     135               5                       140
Other.........................................       7              --                         7
                                                  ----              --                      ----
Total.........................................    $217              $6                      $223
                                                  ----              --                      ----

                                                 OPERATING INCOME -- NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                ----------------------------------------------------------
                                                US GAAP     RESTRUCTURING AND     EXCLUDING RESTRUCTURING
                                                 BASIS        OTHER CHARGES          AND OTHER CHARGES
(Dollars in millions)                           --------    ------------------    ------------------------
Consumer Products.............................    $129             $ 4                      $133
Foodservice/Food Packaging....................      77              67                       144
Other.........................................      10               2                        12
                                                  ----             ---                      ----
Total.........................................    $216             $73                      $289
                                                  ----             ---                      ----

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

     The following table summarizes operating income excluding restructuring and other charges for the nine-month periods ending September 30, 2005, and 2004.

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------    INCREASE
                                                               2005        2004    (DECREASE)
(Dollars in millions)                                         ------      ------   ----------
Consumer Products...........................................   $ 76        $133      (42.9)%
Foodservice/Food Packaging..................................    140         144       (2.8)%
Other.......................................................      7          12      (41.7)%
                                                               ----        ----
Total.......................................................   $223        $289      (22.8)%
                                                               ----        ----

     Excluding restructuring and other charges, operating income was $223 million, a decrease of $66 million, or 22.8%, from 2004, primarily as a result of higher raw-material costs and higher investment in product launches, offset partially by higher prices.

     Excluding restructuring charges, operating income for the Consumer Products segment was $76 million, compared with $133 million in 2004. The decrease was driven primarily by higher product-launch and raw-material costs, offset partially by favorable pricing.

     Excluding restructuring charges, operating income for the Foodservice/Food Packaging segment was $140 million, compared with $144 million in 2004, a decline of 2.8%. The decrease reflected higher raw material and logistics costs, as well as lower volume, offset partially by price gains.

     Excluding restructuring charges, operating income for the Other segment was $7 million, compared with $12 million in 2004, a decline of 41.7%, driven mainly by lower pension income.

     Income from Continuing Operations

     The company recorded income from continuing operations of $100 million, or $0.67 per share, for the nine months ended September 30, 2005, compared with $96 million, or $0.62 per share, last year. Results for 2005 and 2004 included the impact of restructuring and other charges totaling $4 million, or $0.02 per share, and $46 million, or $0.30 per share, respectively.

DISCONTINUED OPERATIONS

     Income (Loss) from Discontinued Operations

     In the second quarter of 2005, the company entered into an agreement to sell most of its protective- and flexible-packaging businesses and classified the operating results of these businesses as discontinued operations. For the nine months ended September 30, 2005, the company recorded a loss from discontinued operations, of $81 million, or $0.54 per share, compared with income of $12 million, or $0.08 per share, for the same period in 2004. See the discussion under "Three Months Ended September 30, 2005, compared with Three Months Ended September 30, 2004" for further details.

LIQUIDITY AND CAPITAL RESOURCES

     Capitalization

                                                           SEPTEMBER 30,   DECEMBER 31,    INCREASE
                                                               2005            2004       (DECREASE)
(In millions)                                              -------------   ------------   ----------
Short-term debt, including current maturities of
  long-term debt.........................................     $  302          $  471        $(169)
Long-term debt...........................................      1,011             869          142
                                                              ------          ------        -----
Total debt...............................................      1,313           1,340          (27)
Minority interest........................................          9               9           --
Shareholders' equity.....................................        888           1,083         (195)
                                                              ------          ------        -----
Total capitalization.....................................     $2,210          $2,432        $(222)
                                                              ------          ------        -----

     The ratio of debt to total capitalization increased to 59.4% at September 30, 2005, from 55.1% at December 31, 2004. The $169 million decline in short-term debt from December 31, 2004 to September 30, 2005, was due to the first-quarter 2005 repayment of company's synthetic-lease facility balance. Long-term debt increased $142 million from year end 2004, reflecting borrowings against the company's revolving-credit facility. Shareholders' equity declined $195 million from December 31, 2004, reflecting the recording of an additional minimum pension liability of $72 million, unfavorable foreign-currency translation adjustments of $43 million, and stock repurchases of $122 million, offset partially by net income of $19 million and the issuance of $22 million of common stock in connection with the administration of employee-benefit plans.

     In August 2005, the board of directors increased the company's common stock repurchase authorization to 10 million shares. In October 2005, the board of directors increased the company's common stock repurchase authorization by 6.5 million shares to replace the 6.5 million shares purchased during the third quarter. This new authorization, coupled with the balance of the prior authorization, brought the total shares that may be repurchased to 10 million.

     Cash Flows

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2005        2004
(In millions)                                                 ------      ------
Cash provided (used) by:
  Operating activities......................................  $ 231       $ 313
  Investing activities......................................   (214)        (66)
  Financing activities......................................   (125)       (206)

     Cash provided by operating activities was $231 million, compared with $313 million in 2004. The $82 million decrease primarily reflected a reduction in cash generated from changes in working capital and restructuring liabilities. No receivables were sold as of September 30, 2005, while the asset-securitization balance at December 31, 2004, was $10 million.

     Investing activities used $214 million and $66 million of cash in 2005, and 2004, respectively. Expenditures for property, plant, and equipment were $118 million in 2005 and $68 million in 2004. Additionally, in 2005, the company acquired Newspring for $98 million.

     Cash used by financing activities was $125 million in 2005, primarily reflecting the repayment of the company's synthetic-lease facility balance ($169 million) and the repurchase of Pactiv stock ($122 million), offset partially by an increase in revolving-credit facility borrowings ($142 million) and the issuance of company stock ($14 million) in connection with the administration of employee-benefits plans. Cash used by financing activities was $206 million in 2004, reflecting the repurchase of company stock ($230 million), offset partially by the issuance of company stock ($24 million) in conjunction with the administration of employee-benefit plans.

     Capital Commitments

     Commitments for authorized capital expenditures totaled approximately $84 million at September 30, 2005. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

     Contractual Obligations

     There has been no material change in the company's aggregate contractual obligations since the end of 2004.

     Liquidity and Off-Balance-Sheet Financing

     The company uses various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year, $600 million revolving-credit facility, of which $142 million was outstanding at September 30, 2005. The company was in full compliance with financial and other covenants of its revolving-credit agreement at the end of the third quarter of 2005. The company also utilizes an off-balance-sheet asset-securitization program. No amount was securitized under this program as of September 30, 2005, and $10 million was securitized at December 31, 2004. Termination of the asset-securitization program would require the company to increase its debt or decrease its cash balance by a corresponding amount.

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

CHANGES IN ACCOUNTING PRINCIPLES

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payments." SFAS No. 123(R) requires that the fair value of all share-based payments to employees, including grants of stock options, be recognized in the financial statements, and supercedes Accounting Principles Board (APB) Opinion No. 25, which requires that the intrinsic-value method be used in determining share-based employee-compensation expense. Under SFAS No. 123(R), share-based employee-compensation expense is determined using the grant-date fair value of awards and is recognized in the statement of income over the period that employees are required to provide related service (normally the vesting period). The effective date of SFAS No. 123(R) was recently delayed until the beginning of the first annual period after June 30, 2005. The impact of adopting SFAS No. 123(R) cannot be predicted at this time in that it depends on future levels of share-based payments. However, if the company had adopted SFAS No. 123(R) in prior periods, the impact of its adoption would have paralleled that shown under Stock-Based Compensation in Note 2 to the financial statements. SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation costs be reported as cash flow from financing activities rather than as cash flow from operating activities. It is not possible to predict such amounts in that they depend on the timing of employee stock-option exercises. No amounts were recognized for such excess tax-deduction benefits in the first nine months of 2005 or 2004.

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

     - Material substitutions and changes in costs and availability of raw materials, including plastic resins, labor, utilities or transportation that could impact the company's expenses and margins. Plastic-resin prices are impacted by the price of oil and natural gas. Oil and natural gas prices are affected by numerous factors, including overall economic activity, geopolitical situations (particularly in oil-exporting regions), natural disasters, and governmental policies and regulation.

     - Changes in laws or governmental actions, including changes in regulations such as those relating to air emissions or use of disposable plastic products.

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

     In managing foreign-currency risk, the company aggregates existing positions and hedges residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at September 30, 2005, all of which will mature in 2005.

                                                     NOTIONAL AMOUNT                     NOTIONAL AMOUNT
                                                   IN FOREIGN CURRENCY   EXCHANGE RATE   IN U.S. DOLLARS
(In millions, except settlement rates)             -------------------   -------------   ---------------
British pounds
   -- Sell.......................................          (14)              1.761             (25)
Euros
   -- Purchase...................................           47               1.203              57
   -- Sell.......................................          (26)              1.203             (31)
U.S. dollars
   -- Sell.......................................          (30)              1.000             (30)
Czech korunas
   -- Purchase...................................            8               0.041               0
   -- Sell.......................................           (8)              0.041              (0)
Polish zloty
   -- Purchase...................................            6               0.308               2
   -- Sell.......................................           (6)              0.308              (2)
Hungarian forints
   -- Purchase...................................          104               0.005               1
   -- Sell.......................................         (104)              0.005              (1)

     Interest Rates

     At September 30, 2005, the company had public-debt securities of $1.174 billion outstanding with fixed interest rates and original maturity dates ranging from 3 months to 22 years. Should the company decide to redeem these securities prior to their stated maturity, it would incur costs based on the fair value of the securities at that time. In addition, the company has a variable-interest rate line of credit, against which it had borrowed $142 million at September 30, 2005.

     The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                              2005   2007   THEREAFTER   TOTAL
(Dollars in millions)                                         ----   ----   ----------   ------
Fixed-rate debt securities..................................  $299   $ 99      $776      $1,174
Average interest rate.......................................   7.2%   8.0%      8.1%        7.9%
Fair value..................................................  $300   $102      $927      $1,329
Floating-rate debt..........................................  $142   $ --      $ --      $  142
Average interest rate.......................................  5.83%    --        --        5.83%
Fair value..................................................  $142   $ --      $ --      $  142

     Prior to its spin-off from Tenneco Inc., the company entered into an interest-rate swap to hedge its exposure to interest-rate movements. The company settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

ITEM 4. CONTROLS AND PROCEDURES

     The company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. The company, under the supervision and with the participation of its management, including the company's principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures, has concluded that such controls and procedures were adequate and effective as of September 30, 2005.

     There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the fourth quarter of 2003, the company reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco Inc. (Tenneco), Tenneco Packaging Inc., and Packaging Corporation of America (PCA), Tenneco's former containerboard business. The settlement resulted in the company recording a pretax charge of $56 million, $35 million after tax, or $0.22 per share. This charge included an amount for the estimated liability associated with claimants who opted out of, or were not part of, the class. In the third quarter of 2005, the company settled the remaining claims associated with this matter for an amount equal to the reserve previously established for such claims, and made cash payments related thereto of approximately $15 million.

     During the fourth quarter 2004, the company received a letter from a law firm purporting to represent more than 1,400 potential plaintiffs who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1953 to 1998. The letter was addressed to the company and Louisiana Pacific Corporation, the current owner of the facility, to whom a predecessor of the company sold the facility in 1983. As of the date of this report, legal proceedings in respect of the potential plaintiffs' allegations have not commenced. The company is not currently able to quantify its financial exposure, if any, relating to the matters alleged in the letter. The company intends to defend vigorously any legal proceedings that may be commenced against it by the potential plaintiffs.

     On March 22, 2005, the company filed a declaratory-judgment action in the United States District Court, Eastern District of Michigan, related to a superfund site in Filer City, Michigan. The final clean-up remedy for the site was pursuant to a U.S. Environmental Protection Agency (EPA) Record of Decision and Administrative Order in 1993, in which the EPA expressly determined that conditions at the site posed no current or potentially unacceptable risk to human health or the environment. The company contends that, because of the federal EPA action in 1993, the Michigan Department of Environmental Quality is precluded from demanding that the company undertake additional investigative and remedial work at the site. While it is not possible to predict the outcome of this proceeding, management, based on its assessment of the facts and circumstances now known, does not believe that this proceeding will have a material effect on the company's financial position

     The company is party to other legal proceedings arising from its operations. Related reserves are recorded when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these proceedings, the company's management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the company's financial position. However, actual outcomes may be different than expected and could have a material effect on the company's results of operations or cash flows in a particular period.

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

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     In August 2004, the board of directors approved a plan for the company to repurchase an additional 5 million shares of its common stock. As of the beginning of the third quarter of 2005, there were 3,905,900 shares remaining under the August 2004 authorization. In August 2005, the board of directors authorized the repurchase of an additional 6.1 million shares. In the third quarter of 2005, the company repurchased approximately 6.5 million of its shares, representing all of the remaining 3,905,900 shares under the August 2004 authorization at an average price of $19.12 and 2,585,722 shares under the August 2005 authorization at an average price of $18.41.

     The following table summarizes Pactiv's stock purchases during the third quarter of 2005.

                                      TOTAL                  TOTAL NUMBER OF SHARES     MAXIMUM NUMBER OF
                                    NUMBER OF    AVERAGE      PURCHASED AS PART OF    SHARES THAT MAY YET BE
                                     SHARES     PRICE PAID     PUBLICLY ANNOUNCED     PURCHASED UNDER PLANS
PERIOD                              PURCHASED   PER SHARE      PLANS OR PROGRAMS           OR PROGRAMS
------                              ---------   ----------   ----------------------   ----------------------
July 2005.........................         --         --                  --                3,905,900
August 2005.......................  2,149,500     $19.71           2,149,500                1,756,400
September 2005....................  4,342,122     $18.41           4,342,122                3,508,378(1)
                                    ---------                      ---------
Total.............................  6,491,622                      6,491,622
                                    ---------                      ---------

---------------

(1) Represents the remaining number of shares that may be repurchased under the August 2005 authorization as of September 30, 2005. In October 2005, the board of directors authorized the repurchase of an additional 6.5 million shares, which brought the total number of shares authorized to be repurchased (as of October 21, 2005) to 10 million. There is no expiration date for the current share repurchase authorizations.

ITEMS 3-5. NONE.

ITEM 6. EXHIBITS.

     Exhibits designated with an asterisk in the following index are furnished; all other exhibits are incorporated by reference.

EXHIBIT NO.    DESCRIPTION
-----------    -----------
      2        Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
               Pactiv Corporation's Current Report on Form 8-K dated
               November 11, 1999, File No. 1-15157).
      3.1      Restated Certificate of Incorporation of the registrant
               (incorporated herein by reference to Exhibit 3.1 to Pactiv
               Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
      3.2*     Amended and Restated By-laws of the registrant adopted
               September 9, 2005.
      4.1      Specimen Stock Certificate of Pactiv Corporation Common
               Stock (incorporated herein by reference to Exhibit 4.1 to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
      4.2(a)   Qualified Offer Plan Rights Agreement, dated as of November
               4, 1999, by and between the registrant and First Chicago
               Trust Company of New York, as Rights Agent (incorporated
               herein by reference to Exhibit 4.2 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).

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

     10.15 Credit Agreement, dated as of May 27, 2004, among the registrant, Bank of America, N.A., as Administrative Agent,
               Bank One, as Syndication Agent and L/C Issuer, BNP Paribas,
               Suntrust Bank, and Citicorp North America, Inc., as
               Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 2004, File No.
               1-15157).

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

     10.21     Stock Purchase agreement dated as of June 23, 2005, among
               Pactiv Corporation and certain of its affiliates, as
               sellers, and PFP Holding II Corporation, as purchaser
               (incorporated herein by reference to Exhibit 10.21 to Pactiv
               Corporation's Current Report on Form 8-K dated June 23,
               2005, File No. 1-15157).
     11        None.

     12        None.

     13        None.


EXHIBIT NO.    DESCRIPTION
-----------    -----------
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

Date: November 9, 2005