Form 10-K
period 2005-12-31
PACTIV CORP
filed 2006-03-16
CIK 1089976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK 1)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                                                 NAME OF EACH EXCHANGE
                                                                                  ON WHICH REGISTERED
                    TITLE OF EACH CLASS                       ------------------------------------------------------------
------------------------------------------------------------
   Common Stock ($.01 par value) and associated Preferred                       New York Stock Exchange
                   Stock Purchase Rights

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                Yes  X   No  ___

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                Yes  ___   No  X

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No  ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Act).

     Large Accelerated Filer  X   Accelerated Filer  ___   Non-Accelerated
                                   Filer  ___

    Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                                Yes  ___   No  X

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value is computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the registrant's most recently completed second fiscal quarter.

         CLASS OF VOTING STOCK AND NUMBER OF SHARES                       MARKET VALUE OF COMMON STOCK HELD BY
          HELD BY NON-AFFILIATES AT JUNE 30, 2005                                    NON-AFFILIATES
------------------------------------------------------------  ------------------------------------------------------------
              COMMON STOCK 148,478,036 SHARES                                        $3,204,156,017

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value). 142,288,450 shares outstanding as of February 28, 2006. (See Note 11 to the Financial Statements.)
                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                                 PART OF THE FORM 10-K
                          DOCUMENT                                              INTO WHICH INCORPORATED
------------------------------------------------------------  ------------------------------------------------------------
    Pactiv Corporation's Definitive Proxy Statement for                                 Part III
 the Annual Meeting of Shareholders to be held May 19, 2006

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                      PART I
Item 1.          Business....................................................    1
Item 1A.         Risk Factors................................................    4
Item 1B.         Unresolved Staff Comments...................................    6
Item 2.          Properties..................................................    6
Item 3.          Legal Proceedings...........................................    7
Item 4.          Submission of Matters to a Vote of Security Holders.........    7
Item 4.1         Executive Officers of the Registrant........................    7
                                     PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder
                 Matters, and Issuer Purchases of Equity Securities..........    9
Item 6.          Selected Financial Data.....................................   10
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   11
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   25
Item 8.          Financial Statements and Supplementary Data.................   26
Item 9.          Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................   59
Item 9A.         Controls and Procedures.....................................   59
Item 9B.         Other Information...........................................   60
                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   60
Item 11.         Executive Compensation......................................   60
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................   60
Item 13.         Certain Relationships and Related Transactions..............   61
Item 14.         Principal Accounting Fees and Services......................   61
                                     PART IV
Item 15.         Exhibits and Financial Statement Schedules..................   61

ITEM 1. BUSINESS.

OVERVIEW

Pactiv Corporation is a leading producer of consumer and foodservice/food packaging products. With one of the broadest product lines in the specialty-packaging industry, we derive more than 80% of our sales from market sectors in which we hold the No. 1 or No. 2 market-share position. Our business operates 39 manufacturing facilities in North America and 1 in Germany. In 2005, 95% of our $2.8 billion in sales were generated in North America.

We have two operating segments:

     - Consumer Products manufactures and sells disposable plastic, foam, molded-fiber, pressed-paperboard, and aluminum packaging products to consumer markets, such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food-storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks, such as Hefty(R).

     - Foodservice/Food Packaging manufactures and sells foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging to customers in the food distribution channel who prepare and process food for consumption. Customers include wholesalers, supermarkets, restaurants, and packer processors.

On October 12, 2005, we sold substantially all of our protective- and flexible-packaging businesses. The results of the sold businesses, as well as costs and charges associated with the transaction, are classified as discontinued operations. The portion of the businesses we retained is included in our Foodservice/Food Packaging segment. All financial statements included in this report reflect this change.

Our company was incorporated in the state of Delaware in 1965 under the name of Packaging Corporation of America, operating as a subsidiary of Tenneco Inc. (Tenneco). In November 1995, we changed our name to Tenneco Packaging Inc. In November 1999, we were spun-off from Tenneco as an independent company, and changed our name to Pactiv Corporation.

In this report, we sometimes refer to Pactiv Corporation and its subsidiaries as "Pactiv" or the "company." References in this report to our business, even those that cover prior periods, do not include the protective-and flexible-packaging businesses that were sold, except as otherwise indicated.

PRODUCTS AND MARKETS

Consumer Products

We manufacture, market, and sell consumer products such as plastic storage bags for food and household items; plastic waste bags; aluminum cookware; and foam, pressed-paperboard, plastic, and molded-fiber tableware. These products are typically used by consumers in their homes and are sold through a variety of retailers, including supermarkets and mass merchandisers. Many of these products are sold under such recognized brand names as:

- Hefty(R)                   - Hefty(R) The Gripper(R)     - Hefty(R) Zoo Pals(R)
- Baggies(R)                 - Hefty(R) Cinch Sak(R)       - Hefty(R) Serve 'n
- Kordite(R)                 - Hefty(R) Ultra Flex(TM)     Store(R)
- EZ Foil(TM)                - Hefty(R) HandySaks(TM)      - Hefty(R) Easy Grip(TM)
- Hefty(R) OneZip(R)         - Hefty(R) Kitchen Fresh(R)   - Hefty(R) EZ Ovenware(TM)

In 2005, Consumer Products accounted for 36% of our sales.

Foodservice/Food Packaging

We are a leading provider of packaging products to the foodservice, supermarket, restaurant, and food packaging markets. Our products are designed to protect food during distribution, aid retailers in merchandising food products, and help customers prepare and serve meals in their homes.

In 2005, Foodservice/Food Packaging accounted for 64% of our sales.

Foodservice customers use our products to merchandise and sell food products on-premises and for takeout meals. Products include tableware items such as plates, bowls, and cups, and a broad line of takeout-service containers made from clear plastic, microwaveable plastic, foam, molded-fiber, paperboard, and aluminum.

Food-packaging products for supermarkets include clear rigid-display packaging for produce, delicatessen, and bakery applications; microwaveable containers for prepared, ready-to-eat meals; and foam trays for meat and produce. We also manufacture plastic zipper closures for a variety of other packaging applications.

Food-processor products include dual-ovenable paperboard containers, molded-fiber egg cartons, meat and poultry trays, and aluminum containers.

BUSINESS STRATEGY

Our business strategy is to grow by expanding our existing businesses and by making strategic acquisitions. Through our broad product lines and custom-design capability, we offer customers a range of products to fit their needs. As a result, we are a primary supplier to several national and international manufacturers and distributors, and have developed long-term relationships with key participants in the consolidating packaging and foodservice distribution markets. These relationships enable us to better identify and penetrate new markets.

Market Presence

Many of our products have strong market-share positions, including those in key markets such as zipper bags, tableware, foam trays, foodservice-foam containers, clear rigid-display packaging, and aluminum cookware. In 2005, we derived more than 80% of our sales from market sectors in which we hold the No. 1 or No. 2 market-share position. This is reflected by the:

     - Strength of our Hefty(R) and EZ Foil(TM) brands

     - Breadth of our product lines

     - Ability to offer "one-stop shopping" to our customers

New Products/Design Services

Successful development of new products and value-added product-line extensions are essential to our continued growth. Our new, world-class product-development center is an integral part of this effort. Locating our research, development, and engineering teams close to our marketing and manufacturing teams allows us to better serve our customers. We spent $33 million on research and development activities in 2005, compared with $28 million in 2004, and $27 million in 2003.

In 2005, we introduced several important new products and product line extensions. The most significant was our Hefty(R) Serve "n Store(R) family of disposable plates and bowls. This innovative new category of kitchen convenience items provides the functionality of disposable tableware and storage containers all built into one product. Their unique patented interlocking rims allow them to be snapped together to become a container. The Everyday version is also microwaveable. Other new products introduced by our Consumer segment included Hefty(R) EZ Ovenware(TM) Casserole Pans, Hefty(R) Easy Grip(TM) Party Cups, and Hefty(R) Zoo Pals(R) Cups. New products introduced by our Foodservice/Food

Packaging segment included Pactiv Beverage Boxes and ClearView(TM) MealMaster(TM) Dual Color Vented Containers.

Service Capabilities

The Foodservice/Food Packaging segment's "One Face to the Customer" strategy continues to deliver positive results. The systems and information management infrastructure and distribution network supporting this customer-linked manufacturing process help us to reduce supply-chain costs, enhance customer service, and improve productivity.

Productivity/Cost Reduction

Our continued focus on productivity enhancements and manufacturing and logistics cost reductions is key to improving our profitability. In 2005, half of our research and development spending and approximately 20% of our capital spending was devoted to efforts to reduce costs and improve manufacturing and distribution efficiency.

Strategic Acquisitions

Strategic acquisitions have been an important element of our growth strategy. Since the beginning of 2000, $323 million has been invested to acquire businesses that complement and/or expand our core businesses. Our focus is on products that have strong growth characteristics and attractive margins.

In March 2005, we strengthened our product portfolio with the acquisition of Newspring Industrial Corp. (Newspring), a leading supplier of thin wall, injection-molded polypropylene products for the takeout, delicatessen, and foodservice markets. Newspring provides us with new manufacturing capability and technology. Newspring products include VERSAtainer(R) polypropylene containers, DELItainer(R) clear polyethylene round containers, and ELLIPSO(TM) portion cups.

MARKETING, DISTRIBUTION, AND CUSTOMERS

We have a sales and marketing staff of approximately 400 people. Our consumer products are sold through a direct sales force and a national network of brokers and manufacturers' representatives. We primarily use a direct sales force to sell to our foodservice and food-packaging customers.

Wal-Mart Stores, Inc., which accounted for approximately 15.3% of our consolidated sales in 2005 and 15.2% in 2004, was the only customer that accounted for more than 10% of our sales. Our backlog of orders is not material.

ANALYSIS OF SALES

The following table sets forth information regarding sales from continuing operations.

                                                  2005               2004               2003
                                            ----------------   ----------------   ----------------
                                            Amount   % Total   Amount   % Total   Amount   % Total
(In millions)                               ------   -------   ------   -------   ------   -------
Consumer Products.........................  $  989      36%    $  934      37%    $  888      37%
Foodservice/Food Packaging................   1,767      64%     1,610      63%     1,491      63%
                                            ------     ---     ------     ---     ------     ---
Total.....................................  $2,756     100%    $2,544     100%    $2,379     100%
                                            ------     ---     ------     ---     ------     ---

See Note 14 to the financial statements for additional segment and geographic information.

COMPETITION

Our businesses face significant competition in all of our product lines from numerous national and regional companies of various sizes. Few competitors have more extensive financial and other resources available compared with Pactiv. Most are significantly smaller and have lower fixed costs. Certain competitors offer a more specialized variety of packaging materials and concepts and may serve more geographic regions through various distribution channels. Our success in obtaining business is driven primarily by our price, quality, product features, and service.

RAW MATERIALS

The principal raw materials we use are plastic resins, aluminum, and paperboard. More than 80% of our sales were from products made from different types of plastics, including polystyrene, polyethylene, polypropylene, and amorphous polyethylene terephthalate (APET). These raw materials are readily available from a wide variety of suppliers. Our overall supply of raw materials was adequate in 2005, and we believe that our raw material supply will remain adequate in 2006.

ENVIRONMENTAL REGULATION

We are subject to a variety of environmental and pollution-control laws and regulations. Costs to continually monitor our compliance with these laws and regulations are a recurring part of our operations. These costs are not a significant percentage of total operating costs. We do not expect continued compliance to have a material impact on our results of operations, financial condition, or cash flows.

OTHER

At December 31, 2005, we employed approximately 11,100 people, of whom, 1,000 were employed by joint ventures in which we have a controlling interest, and approximately 12% were covered by collective-bargaining agreements. Three of those agreements, covering 598 employees, are scheduled for renegotiation in 2006. Our employee relations remain satisfactory.

We own a number of U.S. and foreign patents, trademarks, and other intellectual property that are significant with regard to the manufacture, marketing, and distribution of certain products. We also use numerous software licenses. The intellectual property and licensing rights we hold are adequate for our business.

AVAILABLE INFORMATION

Our website address is www.pactiv.com. Our investors relations link on this website has the following information available free of charge:

     - Annual reports on Form 10-K
     - Quarterly reports on Form 10-Q
     - Current reports on Form 8-K
     - Amendments to these reports
     - Code of business conduct/ethics
     - Code of ethical conduct for financial managers
     - Certain other corporate governance documents

Investor relations information is updated on our website as soon as reasonably practical after we electronically file or furnish information to the Securities and Exchange Commission. In addition, copies of our annual report are made available, free of charge, upon written request.

ITEM 1A. RISK FACTORS

General economic conditions affect demand for our products and impact our production and selling costs. Listed below are some of the factors that may impact our results and cause our performance to differ materially from the results we may project. These are in addition to general economic factors and other items discussed elsewhere in this report (for example, in the Management's Discussion and Analysis of Financial Condition and Results of Operations).

PRODUCT CHANGES AND INNOVATION

We operate in a very competitive environment. Historically, product innovation and development have been key to our obtaining and maintaining market share and margins. Our future sales and profitability are partially impacted by our ability to anticipate and react more effectively than our competitors to changes in consumer demand for the types of products we sell. This requires understanding customer desires, creating products that meet those desires, and producing and selling products in a cost effective manner.

CHANGES IN CUSTOMERS

We must address the demands of both the consumers who ultimately purchase and use our products, and the retailers and others who sell our products to the end-users. This is necessary for both of our segments, but it is particularly important in our Consumer Products segment. Our sales and margins can be impacted by changes in our distribution channels, customer mix, and merchandising strategies. Examples include customer concentration, consolidation, and substitution of unbranded products for branded products.

Although we have a diverse customer base, we have several large customers. These larger customers provide us with cost saving opportunities that may not be available with smaller, more diverse accounts. However, large customers can take actions that put pressure on our margins. Moreover, a significant downturn in the financial condition of one or more large customers could have an adverse effect on our business results.

INCREASES IN PRODUCTION COSTS.

Most of our products are made from plastic. Plastic-resin prices are impacted by the price of oil and natural gas, which can be volatile and affected by many factors, including overall economic activity, geopolitical situations (particularly in oil-exporting regions), natural disasters, and governmental policies and regulation. As an example, in late 2005, an industry-wide supply disruption of resin supplies occurred due to the Gulf Coast hurricanes.

Our margins can be negatively impacted by the difference in timing of raw material cost increases and corresponding product selling price increases. Similarly, changes in costs of labor, utilities, or transportation can affect our margins.

LAWS RELATING TO USE OR MANUFACTURE OF PLASTIC PRODUCTS

Changes in laws or governmental actions regarding the use of disposable plastic products, such as laws relating to recycling or re-use of plastic products, could add costs to our products. These additional costs could make our products less competitive with products made from other materials. Similarly, changes in laws regarding air emissions could increase our manufacturing costs.

GROWTH/ACQUISITIONS AND DIVESTITURES

Growth, internally or through acquisitions, is an important element of our business strategy. We currently have adequate sources of liquidity for our operations. However, our ability to grow could be impacted if our cost of capital increases or if capital becomes more difficult to obtain. Our success will depend somewhat on our ability to integrate new businesses that we may acquire; dispose of businesses or business segments that we may wish to divest; and re-deploy proceeds from any divestiture.

INTERNATIONAL ISSUES

Currently most of our production and sales are in the United States. Competition from products manufactured in countries that have lower labor and other costs than the U.S. could negatively impact our profitability. Additionally, if we manufacture or sell more of our products in countries outside of the U.S., we will be subject to additional risks, such as those related to economic, political, competitive, and foreign currency considerations in those other countries.

PENSION PLAN

At the time of our spin-off from Tenneco in 1999, we became the sponsor of the Tenneco (now Pactiv) pension plans. These plans cover individuals/beneficiaries from many companies previously owned by Tenneco, but not owned by Pactiv. As a result, the total number of individuals/beneficiaries covered by these plans is much larger than would have been the case if only Pactiv personnel were participants. For this reason, the impact of the pension plans on our net income and shareholders' equity is greater than is typically found at similarly sized companies. Changes in the following factors can have a disproportionate effect on our results compared with similarly sized companies, or companies with no pension plan:

     - Assumptions regarding the long-term rate of return on pension assets and other factors
     - Interest rate used to discount projected benefit obligations
     - Level of amortization of actuarial gains and losses
     - Governmental regulations relating to funding of retirement plans in the U.S. and foreign countries

Under U.S. pension plan funding regulations in effect at December 31, 2005, and based on long-term projections, we do not expect to be required to contribute cash to our U.S. qualified pension plan through at least 2014. Currently both houses of the U.S. Congress have drafted legislation that could change U.S. funding regulations. We have reviewed the proposed legislation and do not believe it will significantly impact us. However, future funding of our plan will depend on the actual changes, if any, in current regulations that are enacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

HEADQUARTERS

Our corporate headquarters is located at 1900 West Field Court, Lake Forest, Illinois 60045. Our general telephone number is (847) 482-2000.

MANUFACTURING AND DISTRIBUTION FACILITIES

Our Consumer Products and Foodservice/Food Packaging segments operate 39 manufacturing and 5 distribution facilities in North America (United States, Mexico, and Canada). We also have a manufacturing facility in Germany and a distribution facility in the United Kingdom that support our Foodservice/Food Packaging segment. In addition, we have 2 research and development centers in Canandaigua, New York, and Vernon Hills, Illinois. We also have joint-venture interests in a folding-carton operation in Dongguan, China (50% owned) and in a corrugated-converting operation in Shaoxing, China (62.5% owned).

Our plants and equipment are well maintained and in good operating condition. We have satisfactory title to our owned properties, which are subject to certain liens that do not detract materially from the value or use of the properties.

ITEM 3. LEGAL PROCEEDINGS.

In November 2004, a law firm purporting to represent more than 1,400 potential plaintiffs, who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998, notified us that it believes we are at least partially responsible for some of such alleged injuries and damages. A predecessor of Pactiv owned this facility from 1978-1983. The letter was addressed to Pactiv and Louisiana-Pacific Corporation, the current owner of the facility, to whom a predecessor of Pactiv sold the facility in 1983. As of the date of this report, 10 lawsuits have been filed in state and federal court in Alabama, seeking unspecified damages. We are not currently able to quantify our financial exposure, if any, relating to this matter. We intend to defend vigorously these lawsuits and any other lawsuits that may be commenced against us by the potential plaintiffs.

In March 2005, we filed a declaratory-judgment action in the United States District Court, Eastern District of Michigan, related to a superfund site in Filer City, Michigan. The final clean-up remedy for the site was pursuant to a U.S. Environmental Protection Agency (EPA) Record of Decision and Administrative Order in 1993, in which the EPA expressly determined that conditions at the site posed no current or potentially unacceptable risk to human health or the environment. We contend that, because of the federal EPA action in 1993, the Michigan Department of Environmental Quality is precluded from demanding that Pactiv undertake additional investigative and remedial work at the site. While we cannot predict the outcome of this proceeding, based on our assessment of the facts and circumstances now known, we do not believe that this proceeding will have a material effect on our financial position.

We are party to other legal proceedings arising from our operations. We establish reserves for all of our claims and proceedings when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances now known, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers, as of February 28, 2006, are listed below. This information is being included in Part I of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Richard L. Wambold, 54, Chairman of the Board of Directors, President, and Chief Executive Officer. Mr. Wambold has served as Chairman since March 2000, President since June 1999, and Chief Executive Officer since our spin-off in November 1999. Prior to 1999, Mr. Wambold served as Executive Vice President and General Manager of our foodservice/food packaging and consumer products business units.

Andrew A. Campbell, 60, Senior Vice President and Chief Financial Officer. Mr. Campbell joined the company in October 1999 as Vice President and Chief Financial Officer and has served as Senior Vice President and Chief Financial Officer since January 2001. Prior to joining the company, Mr. Campbell served as Acting Chief Financial Officer of Foamex International, Inc. from May to September 1999.

James V. Faulkner, Jr., 61, Vice President, General Counsel, and Secretary. Mr. Faulkner has been Vice President and General Counsel of the company since 1995, and was elected Secretary of the company in December 2002.

Peter J. Lazaredes, 55, Executive Vice President and General Manager, Foodservice/Food Packaging. Mr. Lazaredes has served as Executive Vice President and General Manager, Foodservice/Food Packaging, since July 2004. Prior to 2004, and since he joined the company in 1996, Mr. Lazaredes held various senior management positions in the company's foodservice/food packaging business unit.

John N. Schwab, 56, Senior Vice President and General Manager, Hefty(R) Consumer Products. Mr. Schwab has served as Senior Vice President and General Manager, Hefty(R) Consumer Products, since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Schwab held various senior management positions in the company's consumer products business unit.

Henry M. Wells, III, 61, Vice President and Chief Human Resources Officer. Mr. Wells has served as Vice President and Chief Human Resources Officer since April 2000. Prior to joining the company, Mr. Wells served as Vice President, Human Resources, for Banta Corporation from April 1996 to April 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The outstanding shares of Pactiv Corporation common stock ($0.01 par value) are listed on the New York Stock Exchange under the symbol "PTV." Stock price and dividend information for 2005 and 2004 are shown below.

                                                    2005                          2004
                                         ---------------------------   ---------------------------
                                           PRICE/SHARE                   PRICE/SHARE
                                         ---------------   DIVIDENDS   ---------------   DIVIDENDS
                                          HIGH     LOW       PAID       HIGH     LOW       PAID
                                         ------   ------   ---------   ------   ------   ---------
First quarter..........................  $25.58   $21.39       --      $23.96   $19.80     $  --
Second quarter.........................   23.85    20.98       --       25.28    21.55        --
Third quarter..........................   22.38    16.91       --       25.16    22.10        --
Fourth quarter.........................   22.19    16.50       --       25.73    22.30        --

As of February 28, 2006, there were approximately 39,450 holders of record of the company's common stock, including brokers and other nominees.

We periodically consider alternatives to increase shareholder value, including dividend payments. Dividend declarations are at the discretion of our board of directors. We currently do not have a plan to pay a dividend.

In August 2004, our board of directors approved a plan to repurchase up to 5 million shares of our common stock. In August 2005 and October 2005, the board of directors approved the repurchase of an additional 6.1 million and 6.5 million shares, respectively. As of December 31, 2005, the remaining number of shares authorized to be repurchased under these plans was 7.9 million. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There are no expiration dates for the current share-repurchase authorizations.

The following table summarizes our stock repurchases in the fourth quarter of 2005.

                                                                          TOTAL NUMBER
                                                                           OF SHARES           MAXIMUM
                                                                          PURCHASED AS        NUMBER OF
                                                                        PART OF PUBLICLY   SHARES THAT MAY
                                            TOTAL NUMBER    AVERAGE        ANNOUNCED       YET BE PURCHASED
                                             OF SHARES     PRICE PAID       PLANS OR        UNDER PLANS OR
PERIOD                                       PURCHASED     PER SHARE        PROGRAMS           PROGRAMS
------                                      ------------   ----------   ----------------   ----------------
October 2005..............................     445,900       $17.53          445,900          9,554,100
November 2005.............................   1,075,500       $19.43        1,075,500          8,478,600
December 2005.............................     601,200       $21.04          601,200          7,877,400(1)
                                             ---------                     ---------
Total.....................................   2,122,600                     2,122,600
                                             ---------                     ---------

---------------

(1) Represents the remaining number of shares that are available for repurchase as of December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA.

                                                      2005       2004       2003       2002       2001
FOR THE YEARS ENDING DECEMBER 31                    --------   --------   --------   --------   --------
(In millions, except per-share data)
STATEMENT OF INCOME
Sales
  Consumer Products...............................  $    989   $    934   $    888   $    841   $    815
  Foodservice/Food Packaging......................     1,767      1,610      1,491      1,329      1,282
                                                    --------   --------   --------   --------   --------
                                                       2,756      2,544      2,379      2,170      2,097
                                                    --------   --------   --------   --------   --------
Operating income prior to restructuring...........       306        376        420        403        346
Restructuring and spin-off charges................         6         79         (1)        (3)        (2)
Operating income..................................       300        297        421        406        348
Tenneco Packaging litigation settlement and
  other...........................................        --         --         56         --         --
Interest expense, net of interest capitalized.....        82         85         83         85         94
Income-tax expense................................        81         78        108        130        107
Income from continuing operations.................       143        138        176        194        149
Income (loss) from discontinued operations, net of
  income tax......................................       (89)        17         19         26         44
Cumulative effect of changes in accounting
  principles, net of income tax...................        --         --        (12)       (72)        --
Net income........................................  $     54   $    155   $    183   $    148   $    193
Average number of shares of common stock
  outstanding
  Basic...........................................   147.183    151.290    157.932    158.618    158.833
  Diluted.........................................   148.849    153.763    160.144    160.613    159.527
Earnings per share
  Basic
    Continuing operations.........................  $   0.97   $   0.91   $   1.11   $   1.22   $   0.94
    Discontinued operations.......................     (0.60)      0.11       0.12       0.16       0.28
    Cumulative effect of changes in accounting
      principles..................................        --         --      (0.07)     (0.45)        --
                                                    --------   --------   --------   --------   --------
                                                    $   0.37   $   1.02   $   1.16   $   0.93   $   1.22
  Diluted
    Continuing operations.........................  $   0.96   $   0.90   $   1.10   $   1.21   $   0.93
    Discontinued operations.......................     (0.60)      0.11       0.11       0.16       0.28
    Cumulative effect of changes in accounting
      principles..................................        --         --      (0.07)     (0.45)        --
                                                    --------   --------   --------   --------   --------
                                                    $   0.36   $   1.01   $   1.14   $   0.92   $   1.21
STATEMENT OF FINANCIAL POSITION
Net assets of discontinued operations.............  $     --   $    739   $    705   $    669   $    688
Total assets......................................     2,820      3,741      3,706      3,412      4,060
Short-term debt including current maturities of
  long-term debt..................................         3        471          4          9          3
Long-term debt....................................       869        869      1,335      1,222      1,209
Minority interest.................................         9          9          8         21          8
Shareholders' equity..............................       820      1,083      1,061        897      1,689
STATEMENT OF CASH FLOWS
Cash provided by operating activities.............  $    266   $    366   $    336   $    384   $    371
Cash provided (used) by investing activities......       283        (91)      (194)      (244)        (1)
Cash used by financing activities.................      (595)      (197)      (134)       (57)      (354)
Expenditures for property, plant, and equipment...      (143)      (100)      (112)      (126)      (145)

OTHER INFORMATION:

The company has never paid a dividend.

The 2002 change in accounting principle reflects the adoption of SFAS No. 142,
"Goodwill and           Other Intangible Assets." See Note 2 for the 2003 change
in accounting principle, Note 3 for restructuring and other, and Note 5 for discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BASIS OF PRESENTATION

Financial statements for all periods presented in this report are prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis unless otherwise noted. Certain reclassifications have been made to prior-years' financial information to conform to current-year presentation.

On October 12, 2005, we completed the sale of most of our worldwide protective-and flexible-packaging businesses to Pregis Corporation. We have reported the operating results of the affected businesses as income (loss) from discontinued operations in the Consolidated Statement of Income for all periods presented. In our Consolidated Statement of Financial Position, the assets and liabilities of these businesses have been classified as assets from discontinued operations and liabilities from discontinued operations, respectively.

These divested businesses historically were included in our Protective and Flexible Packaging segment. In conjunction with the sale of these entities, we reviewed our reporting segments in accordance with the Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." Based on our review, we included the retained portions of the protective- and flexible-packaging businesses in our Foodservice/Food Packaging segment for all periods presented in this report. The principal business retained produces egg packaging for food processors. This operation was previously managed by the protective- and flexible-packaging business. Subsequent to the sale, this unit is managed as part of our foodservice/food packaging business, along with our North American egg packaging product line.

Following the divestiture, we have three reporting segments:

     - Consumer Products manufactures and sells disposable plastic, foam, molded-fiber, pressed-paperboard, and aluminum packaging products to consumer markets, such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food-storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks, such as Hefty(R).

     - Foodservice/Food Packaging manufactures and sells foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging to customers in the food distribution channel who prepare and process food for consumption. Customers include restaurants and other institutional foodservice outlets, food processors, and grocery chains.

     - Other relates to corporate and administrative-service operations and retiree-benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets/liabilities are used.

RESTRUCTURING AND OTHER

In the first quarter of 2004, we announced a restructuring program to reduce manufacturing capacity and overhead costs and to reinvest a portion of the related savings in strategic growth initiatives. Implementation of the program resulted in the elimination of approximately 850 salaried and hourly positions worldwide. The total cost of the restructuring program was approximately $85 million, $54 million after tax, or $0.35 per share, covering severance, asset write-offs, and other, which consisted principally of asset-removal costs. The majority of the program was executed in the second quarter of 2004. After-tax cash payments related to the restructuring and other actions totaled $4 million in 2005, and $9 million in 2004. No further charges related to this program are anticipated.

The following summarizes impacts of the restructuring and related actions.

                                                      SEVERANCE   ASSET WRITE-OFFS   OTHER (1)   TOTAL
(In millions)                                         ---------   ----------------   ---------   -----
Accrued restructuring balance at January 1, 2004....    $ --            $ --           $ --      $ --
                                                        ----            ----           ----      ----
Additions/adjustments to the account
  Consumer Products.................................       4              --             --         4
  Foodservice/Food Packaging........................      11              24             37        72
  Other.............................................      --              --              3         3
                                                        ----            ----           ----      ----
  Total additions/adjustments.......................      15              24             40        79
Cash payments.......................................     (12)             --            (33)      (45)
Charges against asset accounts......................      --             (24)            --       (24)
                                                        ----            ----           ----      ----
Accrued restructuring balance at December 31,
  2004..............................................    $  3            $ --           $  7      $ 10
                                                        ----            ----           ----      ----
Additions/adjustments to the account
  Consumer Products.................................       1              --             --         1
  Foodservice/Food Packaging........................      (1)              7             (1)        5
                                                        ----            ----           ----      ----
  Total additions/adjustments.......................      --               7             (1)        6
Cash payments.......................................      (3)             --             (4)       (7)
Charges against asset accounts......................      --              (7)            --        (7)
                                                        ----            ----           ----      ----
Accrued restructuring balance at December 31,
  2005..............................................    $ --            $ --           $  2      $  2
                                                        ----            ----           ----      ----
CUMULATIVE RESTRUCTURING COSTS AT DECEMBER 31, 2005
  Consumer Products.................................    $  5            $ --           $ --      $  5
  Foodservice/Food Packaging........................      10              31             36        77
  Other.............................................      --              --              3         3
                                                        ----            ----           ----      ----
Total...............................................    $ 15            $ 31           $ 39      $ 85
                                                        ----            ----           ----      ----

---------------

(1) Consists principally of asset-removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom.

EXECUTIVE OVERVIEW

Business

Our primary business involves the manufacture and sale of consumer and specialty-packaging products for the consumer and foodservice/food packaging markets. We operate 40 manufacturing facilities in 4 countries.

Consumer products include plastic, aluminum, and paper-based products, such as waste bags, food-storage bags, and disposable tableware and cookware. These products are sold under such well-known brand names as Hefty(R), Baggies(R), Hefty(R) OneZip(R), Hefty(R) Cinch Sak(R), Hefty(R) The Gripper(R), Hefty(R) Zoo Pals(R), Kordite(R), EZ Foil(TM), and Hefty(R) Serve 'n Store(R).

Foodservice and food-packaging products include foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging for customers in the food-distribution channel. Customers include wholesalers, supermarkets, restaurants, and packer processors, who prepare and process food for consumption.

We sell our products to a wide array of customers worldwide. Customers include grocery stores, mass merchandisers, discount chains, restaurants, distributors, and fabricators. Costs incurred in connection with the manufacture and sale of these products are recorded in either cost of sales or selling, general, and administrative expenses.

Greater than 80% of our sales comes from products made from different types of plastic resins, principally polystyrene, polyethylene, polypropylene, and amorphous polyethylene terephthalate (APET).

We have pension plans that cover substantially all of our employees. In addition, in conjunction with our spin-off from Tenneco Inc. (Tenneco) in 1999, we became the sponsor of retirement plans covering participating employees of certain former subsidiaries and affiliates of Tenneco. We record net pension plan income as an offset to selling, general, and administrative expenses. However, when assessing our performance and returns, we typically exclude the effect of pension income and pension assets and liabilities.

Several opportunities and challenges may influence our continued growth.

     Near-term risks include:
     - The impact of energy-cost volatility on resin costs
     - The ability to increase selling prices
     - The continued effectiveness of our productivity and procurement initiatives

     Longer-term risks include:
     - Potential changes in consumer demand
     - Possible supplier and customer consolidations
     - Potential increases in foreign-based competition
     - Possible growth in market share of unbranded products

     We expect to continue to be successful by:
     - Adjusting selling prices to offset resin-price movements
     - Implementing aggressive cost-management and productivity programs
     - Leveraging our existing products into new distribution channels
     - Introducing innovative new products
     - Making strategic acquisitions

SIGNIFICANT TRENDS AND OTHER MATTERS

The principal raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 16% higher in 2005 than in 2004, driven principally by higher oil and benzene costs. In 2005, average industry prices for polyethylene rose approximately 29% compared with 2004, primarily fueled by higher natural gas prices. In response to the significant escalation in resin costs, we raised selling prices in many areas of our business during 2005, which was effective in offsetting resin-cost increases.

Resin costs will likely continue to be a source of uncertainty for us in the near-term, as oil prices remain near their historic highs. We are closely monitoring the resin marketplace in order to respond quickly to any raw material cost increases.

Our business is sensitive to other energy-related cost movements, particularly with respect to transportation, logistics, and utility costs. Historically, we have been able to mitigate higher energy-related costs with productivity improvements and other cost reductions. Future significant energy-related cost increases may not be fully offset by our productivity initiatives.

New consumer product lines launched in 2005 included Hefty(R) Serve 'n Store(R) tableware, Hefty(R) Easy Grip(TM)cups, and Hefty(R) EZ Ovenware(TM) Casserole Pans. Our launch costs were on plan and reduced operating income by approximately $45 million in 2005. We will continue to support these new items in 2006; however, related spending is expected to have about one-half the impact on operating income in 2006 as it did in 2005.

On November 28, 2005, our board of directors decided to replace stock options as a part of our long-term compensation program with performance shares. There are two primary reasons for this change. The first is to more closely align long-term incentive compensation with Pactiv's actual performance as measured by performance drivers under our performance share program. The second is to more accurately reflect the true cost of such compensation in our income statement. As part of this change, the board accelerated the vesting of all unvested stock options, representing 1,567,088 shares, to November 28, 2005, in order not to distort the true expense of our long-term incentive compensation program going forward. Because the exercise prices of these options were above the market value of Pactiv stock on November 28, 2005, we did not record expense from this action. In 2005, approximately 590,000 performance shares were granted compared with approximately 220,000 shares in 2004. As a result, we recorded approximately $1 million of additional compensation expense, net of tax, in 2005 compared with 2004. We expect to grant a similar number of performance shares in 2006 and 2007. We anticipate that this change in our long-term compensation program will result in related costs, net of tax, being approximately $3 million and $5 million higher in 2006 and 2007 than in 2005, respectively. However, it is important to note that the projected increase in long-term compensation costs is less than would have been the case if we had continued with stock options and began to expense them in 2006, as required by SFAS No. 123(R), "Share-Based Payments."

YEAR 2005 COMPARED WITH 2004

RESULTS OF CONTINUING OPERATIONS

Sales

                                                                              INCREASE (DECREASE)
                                                                              --------------------
                                                             2005     2004     AMOUNT     PERCENT
(In millions)                                               ------   ------   --------   ---------
Consumer Products.........................................  $  989   $  934     $ 55        5.9%
Foodservice/Food Packaging................................   1,767    1,610      157        9.8
                                                            ------   ------     ----
Total.....................................................  $2,756   $2,544     $212        8.3%
                                                            ------   ------     ----

Total sales increased in 2005 on flat volume. Excluding the positive impact of foreign-currency exchange rates ($5 million) and acquisitions ($51 million), sales grew 6.1%, driven mainly by the impact of pricing actions to offset increased resin costs.

Sales for the Consumer Products business increased in 2005 primarily as a result of price increases. Sales growth was driven by an increase in tableware, with the introduction of Hefty(R) Serve n' Store(R) plates and bowls and Hefty(R) Easy Grip(TM) cups, along with the broad-based impact of pricing actions to offset increased resin costs.

Foodservice/Food Packaging segment sales growth in 2005 was primarily a result of price increases implemented to offset the impact of higher polystyrene costs. Volume gains from acquisitions offset volume declines in the base business.

Operating Income

                                                                            INCREASE (DECREASE)
                                                                            --------------------
                                                              2005   2004    AMOUNT     PERCENT
(In millions)                                                 ----   ----   --------   ---------
Consumer Products...........................................  $112   $175     $(63)      (36.0)%
Foodservice/Food Packaging..................................   186    112       74        66.1
Other.......................................................     2     10       (8)      (80.0)
                                                              ----   ----     ----
Total.......................................................  $300   $297     $  3         1.0%
                                                              ----   ----     ----

Total operating income increased in 2005 as a result of lower restructuring costs and positive spread (the difference between selling prices and raw material costs), offset partially by higher new product launch costs, and higher manufacturing and logistics costs.

The following tables summarize the impact of restructuring and other charges on 2005 and 2004 operating income by segment.

                                                     OPERATING INCOME -- TWELVE MONTHS ENDED DECEMBER 31,
                                                                             2005
                                                     -----------------------------------------------------
                                                     GAAP    RESTRUCTURING AND    EXCLUDING RESTRUCTURING
                                                     BASIS     OTHER CHARGES         AND OTHER CHARGES
(In millions)                                        -----   ------------------   ------------------------
Consumer Products..................................  $112            $1                     $113
Foodservice/Food Packaging.........................   186             5                      191
Other..............................................     2            --                        2
                                                     ----            --                     ----
Total..............................................  $300            $6                     $306
                                                     ----            --                     ----

                                                           OPERATING INCOME -- TWELVE MONTHS ENDED
                                                                      DECEMBER 31, 2004
                                                     ---------------------------------------------------
                                                     GAAP    RESTRUCTURING AND   EXCLUDING RESTRUCTURING
                                                     BASIS     OTHER CHARGES        AND OTHER CHARGES
(In millions)                                        -----   -----------------   -----------------------
Consumer Products..................................  $175           $ 4                   $179
Foodservice/Food Packaging.........................   112            72                    184
Other..............................................    10             3                     13
                                                     ----           ---                   ----
Total..............................................  $297           $79                   $376
                                                     ----           ---                   ----

We believe focusing on operating income excluding the effect of restructuring and other charges is a meaningful alternative way of evaluating our operating results. The restructuring and other charges relate to actions that will have an ongoing effect on our company. Considering such charges as being applicable to only 2005 and 2004 could make our operating performance in those periods more difficult to evaluate when compared with other periods in which there were no such charges. We use operating income excluding restructuring and other charges to evaluate operating performance and, along with other factors, to determine management compensation.

The following table summarizes operating income excluding restructuring and other charges for 2005 and 2004.

                                                                            INCREASE (DECREASE)
                                                                            --------------------
                                                              2005   2004    AMOUNT     PERCENT
(In millions)                                                 ----   ----   --------   ---------
Consumer Products...........................................  $113   $179     $(66)      (36.9)%
Foodservice/Food Packaging..................................   191    184        7         3.8
Other.......................................................     2     13      (11)      (84.6)
                                                              ----   ----     ----
Total.......................................................  $306   $376     $(70)      (18.6)%
                                                              ----   ----     ----

Total operating income excluding restructuring and other charges was down versus 2004. The decline primarily reflected higher new-product launch, raw-material, energy-related, and logistics costs, which were partially offset by the effect of price increases.

Operating income excluding restructuring and other charges for the Consumer Products business was down compared with 2004. The decline primarily was due to increased new-product launch expenses, higher plastic-resin and other energy-related costs, and increased logistics costs, which were partially offset by higher selling prices and productivity gains.

Operating income excluding restructuring and other charges for the Foodservice/Food Packaging business increased from 2004. The increase primarily reflected favorable spread, the benefit of the Newspring acquisition, and productivity gains, offset, in part, by higher energy-related and logistics costs.

Operating income excluding restructuring and other charges for the Other segment decreased from 2004, principally due to higher compensation-related expenses and a decrease in noncash pension income.

Income Taxes

Our effective tax rate for 2005 was 36.0%, compared with 36.2% for 2004.

Income from Continuing Operations

We recorded income from continuing operations of $143 million, or $0.96 per share, in 2005, compared with $138 million, or $0.90 per share, in 2004. Current-period results included restructuring and other charges of $4 million after tax, or $0.03 per share, and noncash pension income of $34 million after tax, or $0.23 per share. Prior period results included restructuring and other charges of $50 million after tax, or $0.32 per share, and noncash pension income of $35 million after tax, or $0.23 per share.

DISCONTINUED OPERATIONS

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations (see "Basis of Presentation" on page
11) includes an allocation of interest expense for all periods presented. Amounts allocated were based on the ratio of the net assets of discontinued operations to the company's total net assets plus consolidated debt. For 2005, interest expense was allocated through October 12, the date of sale of the protective- and flexible-packaging businesses. Amounts allocated were $11 million for 2005 and $15 million for 2004. The buyer of the businesses did not assume the debt of the discontinued operations. In addition, we do not have any debt repayment requirements as a result of the sale.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provided for a special one-time tax deduction of 85% of certain foreign earnings that we repatriate. In the fourth quarter of 2005, we repatriated $147 million of the accumulated foreign earnings of our discontinued foreign operations, and recorded a related tax expense of $5 million.

Income (loss) from discontinued operations was as follows:

                                                                JANUARY 1 --       JANUARY 1 --
                                                              OCTOBER 12, 2005   DECEMBER 31, 2004
(In millions)                                                 ----------------   -----------------
Sales.......................................................        $695               $839
                                                                    ----               ----
Income from operations, net of tax of $13 and $12,
  respectively..............................................          18                 17
Professional fees and other costs associated with the sale
  of the businesses.........................................         (15)                --
Goodwill impairment, net of tax of $12......................         (37)                --
Estimated loss on the sale of the businesses, net of tax of
  $28 million...............................................         (50)                --
Tax on repatriated foreign earnings.........................          (5)                --
                                                                    ----               ----
Net income (loss) from discontinued operations..............        $(89)(a)           $ 17
                                                                    ----               ----

---------------

(a) Includes amounts booked in the three-month period ended December 31, 2005, to record (1) an additional $8 million loss on the sale of the businesses, reflecting revised estimates, and (2) a $5 million reduction in a previously recorded estimate of income-tax expense on repatriated earnings of foreign subsidiaries.

Assets and liabilities from discontinued operations were as follows:

                                                              2005   2004
DECEMBER 31 (In millions)                                     ----   ----
Accounts and notes receivable, net..........................  $--    $127
Inventories.................................................   --      95
Other current assets........................................   --       4
Property, plant, and equipment, net.........................   --     308
Other long-term assets......................................   --     205
                                                              ---    ----
Total assets from discontinued operations...................  $--    $739
                                                              ---    ----
Accounts payable............................................  $--    $ 64
Accrued expense and other...................................   20      41
Long-term liabilities.......................................   --      40
                                                              ---    ----
Total liabilities from discontinued operations..............  $20    $145
                                                              ---    ----

We have retained responsibility for certain liabilities related to the businesses sold. These included income taxes through October 12, 2005, certain royalty payments, and the costs of closing a facility in Europe. These costs were included in the calculation of the loss on the sale of the businesses.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." We adopted FIN No. 46 effective December 31, 2003. This required us to recognize, as a cumulative effect of change in accounting principle, depreciation expense on assets leased under our synthetic-lease arrangement from lease inception to December 31, 2003. Consolidation of the variable-interest entity (VIE) associated with our synthetic-lease facility lowered 2004 net income by $3 million, or $0.02 per share.

See "Changes in Accounting Principles" on page 22 for further information.

LIQUIDITY AND CAPITAL RESOURCES

Capitalization

                                                                                 INCREASE
                                                               2005     2004    (DECREASE)
(In millions)                                                 ------   ------   ----------
Short-term debt, including current maturities of long-term
  debt......................................................  $    3   $  471     $(468)
Long-term debt..............................................     869      869        --
                                                              ------   ------     -----
Total debt..................................................     872    1,340      (468)
Minority interest...........................................       9        9        --
Shareholders' equity........................................     820    1,083      (263)
                                                              ------   ------     -----
Total capitalization........................................  $1,701    2,432     $(731)
                                                              ------   ------     -----

The ratio of total debt to total capitalization declined to 51.3% at December 31, 2005, from 55.1% at December 31, 2004. Short-term debt declined $468 million from December 31, 2004, to December 31, 2005. The decline reflected the payment of our $169 million synthetic-lease facility balance in January 2005, and the repayment of $299 million of notes that became due in December 2005.

Shareholders' equity declined $263 million in 2005 as detailed below.

(In millions)
Shareholders' equity at December 31, 2004...................  $1,083
Increase (decrease)
  Additional minimum pension liability......................    (141)
  Unfavorable foreign-currency translation adjustments......     (56)
  Stock repurchases.........................................    (164)
  Net income................................................      54
  Issuance of common stock in connection with the
     administration of employee-benefit plans...............      44
                                                              ------
Shareholders' equity at December 31, 2005...................  $  820
                                                              ------

Cash Flows

Cash flows for continuing and discontinued operations were as follows:

                                                                               INCREASE
                                                              2005    2004    (DECREASE)
(In millions)                                                 -----   -----   ----------
Cash provided (used) by:
  Operating activities......................................  $ 266   $ 366     $(100)
  Investing activities......................................    283     (91)      374
  Financing activities......................................   (595)   (197)     (398)

The decrease in cash provided by operating activities was driven primarily by higher new-product launch costs, higher working capital requirements, and a decline in cash generated from discontinued operations.

Investing activities provided cash of $283 million in 2005, reflecting proceeds of $524 million from the sale of the protective- and flexible-packaging businesses and other asset sales, partially offset by capital expenditures of $143 million and the acquisition of Newspring for $98 million. In 2004, investing activities used $91 million of cash, principally for capital expenditures of $100 million.

Cash used by financing activities was $595 million in 2005, driven primarily by the repurchase of company stock ($164 million) and the repayment of debt ($468 million), offset partially by the issuance of company stock in connection with the administration of employee-benefit plans ($28 million). Financing activities used $197 million of cash in 2004, primarily related to the repurchase of company stock ($230 million), offset partially by the issuance of company stock in connection with the administration of employee-benefit plans ($33 million).

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $50 million at December 31, 2005. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

Contractual Obligations

We enter into arrangements that obligate us to make future payments under long-term contracts. Our long-term contractual obligations at December 31, 2005, are summarized below.

                                                                           DUE IN
                                                    ----------------------------------------------------
                                                                                               MORE THAN
                                           TOTAL    LESS THAN 1 YEAR   1-3 YEARS   3-5 YEARS    5 YEARS
(In millions)                              ------   ----------------   ---------   ---------   ---------
Long-term debt obligations(1)............  $1,966         $ 71           $229        $126       $1,540
Operating-lease obligations..............      78           22             29          15           12
Purchase obligations(2)..................     778          492            284           1            1
Other long-term liabilities(3)...........     184           24             37          30           93
                                           ------         ----           ----        ----       ------
Total....................................  $3,006         $609           $579        $172       $1,646
                                           ------         ----           ----        ----       ------

---------------

(1) Includes fixed-rate debentures, plus related interest-payment obligations based on rates in effect at December 31, 2005.

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

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year, $600 million revolving-credit facility, none of which was outstanding at December 31, 2005. We were in full compliance with financial and other covenants of our revolving-credit agreement at year-end 2005. We also use an asset-securitization program as off-balance-sheet financing. No amount was securitized under this program as of December 31, 2005, while $10 million was securitized at December 31, 2004. Termination of the asset-securitization program would require us to increase our debt or decrease our cash balance by an amount corresponding to the level of sold receivables at such time.

As a result of the Gulf Coast hurricanes, an industry-wide supply disruption of resin materials occurred. We successfully managed our business through this disruption, minimizing the impact on our customers. However, our inventory levels were lower than normal at year-end 2005. In the first half of 2006, we will be rebuilding our inventories, which may require additional cash usage.

We have pension plans that cover substantially all of our employees. Funding of the qualified U.S. plan is determined by the Employee Retirement Income Security Act (ERISA). Based on long-term projections and regulations in existence at December 31, 2005, we do not expect to be required to contribute cash to this plan through at least 2014.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facilities and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements. We do not expect the sale of substantially all of our protective- and flexible-packaging businesses to have a significant impact on future liquidity.

YEAR 2004 COMPARED WITH 2003

RESULTS OF CONTINUING OPERATIONS

Sales

                                                                               INCREASE (DECREASE)
                                                                               --------------------
                                                              2004     2003     AMOUNT     PERCENT
(In millions)                                                ------   ------   --------   ---------
Consumer Products..........................................  $  934   $  888     $ 46        5.2%
Foodservice/Food Packaging.................................   1,610    1,491      119        8.0
                                                             ------   ------     ----
Total......................................................  $2,544   $2,379     $165        6.9%
                                                             ------   ------     ----

Total sales increased in 2004. Excluding the positive impact of foreign-currency exchange rates ($8 million) and acquisitions ($55 million), sales grew 4.3%, driven primarily by price increases and volume growth in the base business.

Sales for the Consumer Products business increased in 2004, reflecting strong volume growth. Volume growth was broad-based, led by an increase in tableware and the introduction of new products, including Hefty(R) Ultra-Flex(TM) waste bags and a line of cups.

Foodservice/Food Packaging segment sales growth in 2004 was driven by broad-based volume gains including acquisitions ($65 million) and higher selling prices ($54 million). Selling-price increases were implemented to offset the impact of significant increases in polystyrene costs.

Operating Income

                                                                            INCREASE (DECREASE)
                                                                            --------------------
                                                              2004   2003    AMOUNT     PERCENT
(In millions)                                                 ----   ----   --------   ---------
Consumer Products...........................................  $175   $195     $ (20)     (10.3)%
Foodservice/Food Packaging..................................   112    193       (81)     (42.0)
Other.......................................................    10     33       (23)     (69.7)
                                                              ----   ----     -----
Total.......................................................  $297   $421     $(124)     (29.5)%
                                                              ----   ----     -----

Total operating income decreased in 2004, driven by the recording of restructuring and other charges of $79 million, as well as the unfavorable effect of higher plastic-resin and other energy-related costs, increased marketing-support expenditures, and lower noncash pension income, offset partially by the positive impact of selling-price increases, volume gains, restructuring-program benefits, and productivity improvements.

The following tables summarize the impact of restructuring and other charges on 2004 and 2003 operating income.

                                                           OPERATING INCOME -- TWELVE MONTHS ENDED
                                                                      DECEMBER 31, 2004
                                                     ---------------------------------------------------
                                                     GAAP    RESTRUCTURING AND   EXCLUDING RESTRUCTURING
                                                     BASIS     OTHER CHARGES        AND OTHER CHARGES
(In millions)                                        -----   -----------------   -----------------------
Consumer Products..................................  $175           $ 4                   $179
Foodservice/Food Packaging.........................   112            72                    184
Other..............................................    10             3                     13
                                                     ----           ---                   ----
Total..............................................  $297           $79                    376
                                                     ----           ---                   ----

                                                           OPERATING INCOME -- TWELVE MONTHS ENDED
                                                                      DECEMBER 31, 2003
                                                     ---------------------------------------------------
                                                     GAAP    RESTRUCTURING AND   EXCLUDING RESTRUCTURING
                                                     BASIS     OTHER CHARGES        AND OTHER CHARGES
(In millions)                                        -----   -----------------   -----------------------
Consumer Products..................................  $195           $--                   $195
Foodservice/Food Packaging.........................   193            (1)                   192
Other..............................................    33            --                     33
                                                     ----           ---                   ----
Total..............................................  $421           $(1)                  $420
                                                     ----           ---                   ----

We believe focusing on operating income excluding the effect of restructuring and other charges is a meaningful alternative way of evaluating our operating results. The restructuring and other charges relate to actions that will have an ongoing effect on our company. To consider such charges as being applicable to only 2004 and 2003 only could make our operating performance in those periods more difficult to evaluate when compared with other periods in which there were no such charges. We use operating income excluding restructuring and other charges to evaluate operating performance and, along with other factors, to determine management compensation.

The following table summarizes operating income excluding restructuring and other charges for 2004 and 2003.

                                                                            INCREASE (DECREASE)
                                                                            --------------------
                                                              2004   2003    AMOUNT     PERCENT
(In millions)                                                 ----   ----   --------   ---------
Consumer Products...........................................  $179   $195     $(16)       (8.2)%
Foodservice/Food Packaging..................................   184    192       (8)       (4.2)
Other.......................................................    13     33      (20)      (60.6)
                                                              ----   ----     ----
Total.......................................................  $376   $420     $(44)      (10.5)%
                                                              ----   ----     ----

Total operating income excluding restructuring and other charges was down versus 2003. Increased plastic-resin and other energy-related costs, higher marketing-support expenses, and lower noncash pension income were only partially offset by higher selling prices, volume growth, restructuring savings, and productivity gains.

Operating income excluding restructuring and other charges for the Consumer Products business declined compared with 2003, as higher plastic-resin and other energy-related costs and increased advertising and promotional expenses were only partially offset by increased volume, higher selling prices, and productivity gains.

Operating income excluding restructuring and other charges for the Foodservice/Food Packaging business was down from 2003, reflecting the unfavorable impact of higher plastic-resin and other energy-related costs, offset, in part, by selling price increases, higher volume, and productivity improvements.

Operating income excluding restructuring and other charges for the Other segment decreased from 2003, principally because of a decline in noncash pension income.

Income Taxes

Our effective tax rate for 2004 was 36.2%, compared with 38.0% for 2003, reflecting the positive impact of tax-planning strategies.

Income from Continuing Operations

We recorded income from continuing operations of $138 million, or $0.90 per share, in 2004, compared with $176 million, or $1.10 per share, in 2003. Our 2004 results included restructuring and other charges of $50 million after tax, or $0.32 per share, and noncash pension income of $35 million after tax, or $0.23 per share. Results in 2003 included charges for the Tenneco Packaging litigation settlement and related matters of $35 million after tax, or $0.22 per share, and noncash pension income of $44 million after tax, or $0.27 per share.

DISCONTINUED OPERATIONS

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations (see "Basis of Presentation" on page
11) includes an allocation of interest expense for all periods presented. Amounts allocated were based on the ratio of the net assets of discontinued operations to the company's total net assets plus consolidated debt. Amounts allocated were $15 million for 2004, and $13 million for 2003.

Operating results for discontinued operations were as follows:

                                                              2004   2003
FOR THE YEARS ENDING DECEMBER 31 (In millions)                ----   ----
Sales.......................................................  $839   $761
Income before tax...........................................    29     29

Assets and liabilities from discontinued operations were as follows:

                                                              2004   2003
DECEMBER 31 (In millions)                                     ----   ----
Accounts and notes receivable, net..........................  $127   $109
Inventories.................................................    95     86
Other current assets........................................     4      5
Property, plant and equipment, net..........................   308    306
Other long-term assets......................................   205    199
                                                              ----   ----
Total assets from discontinued operations...................  $739   $705
                                                              ----   ----
Accounts payable............................................  $ 64   $ 52
Accrued expense and other...................................    41     32
Long-term liabilities.......................................    40     40
                                                              ----   ----
Total liabilities from discontinued operations..............  $145   $124
                                                              ----   ----

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

Upon adopting FIN No. 46 on December 31, 2003, we consolidated a VIE associated with properties covered by our synthetic-lease facility. This resulted in an increase in long-term debt and property, plant, and equipment of $169 million and $150 million, respectively. Consolidation of the VIE also required us to recognize, as a cumulative effect of change in accounting principle, depreciation expense on the leased assets from lease inception to December 31, 2003, of $19 million, $12 million after tax, or $0.07 per share. In 2004, consolidation of the VIE lowered net income by $3 million, or $0.02 per share.

See "Changes in Accounting Principles" for further information.

CHANGES IN ACCOUNTING PRINCIPLES

In January 2003, the FASB issued FIN No. 46, which addresses accounting for VIEs. VIEs are defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for entities to support their activities. FIN No. 46 requires that (1) companies consolidate VIEs if they are required to recognize the majority of such entities' gains and losses and (2) disclosures be made regarding VIEs that companies are not required to consolidate but in which they have a significant variable interest. We adopted FIN No. 46 on December 31, 2003. See "Cumulative Effect of Changes in Accounting Principles" for further information.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which requires that the fair value of all share-based payments to employees, including stock options, be recognized in financial statements. SFAS No. 123(R) superceded Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." APB No. 25 required that the "intrinsic value" method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of awards.

Expense is recognized in the Statement of Income over the period during which recipients of awards are required to provide service (normally the vesting period).

SFAS No. 123(R) will be adopted using the modified prospective method as of January 1, 2006. The impact if SFAS No. 123(R) had been adopted in prior periods is similar to amounts shown under the "Stock Based Compensation" section of Note 2.

SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation costs be reported as cash flow from financing activities, rather than as cash flow from operating activities. It is not possible to predict these amounts, since they depend on the timing of employee stock-option exercises. Amounts recognized for such "excess" tax deduction benefits were $6 million in 2005, $6 million in 2004, and $3 million in 2003.

CRITICAL ACCOUNTING POLICIES

Following are our accounting policies that involve the exercise of considerable judgment and the use of estimates. These have the most significant impact on our financial condition and results of operations.

REVENUE RECOGNITION

We recognize sales when the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as products are shipped. In arriving at net sales, we estimate the amount of deductions from sales that are likely to be earned or taken by customers in conjunction with incentive programs. These include volume rebates, early payment discounts, and coupon redemptions. Estimates are based on historical trends and are reviewed quarterly for possible revision. The amount of sales deductions reflected in net sales for the 12 months ended December 31, 2005, are reasonable. In the event that future sales-deduction trends vary significantly from past or expected trends, reported sales may increase or decrease by a material amount.

INVENTORY VALUATION

Our inventories are stated at the lower of cost or market. A portion of inventories (62% and 67% at December 31, 2005, and 2004, respectively) is valued using the last-in, first-out (LIFO) method of accounting. Given the volatility of our costs of raw materials (primarily plastic resins), we prefer the LIFO method because it reflects the current cost of inventories in cost of sales. If we had valued inventories using the first-in, first-out (FIFO) accounting method as of January 1, 2003, net income would have been $1 million, or $0.01 per share, higher in 2003; $32 million, or $0.21 per share, higher in 2004; and $2 million, or $0.01 per share, higher in 2005.

We periodically review inventory balances to identify slow-moving and/or obsolete items. This determination is based on a number of factors, including new-product introductions, changes in consumer-demand patterns, and historical usage trends.

PENSION PLANS

We account for pension plans in accordance with requirements of SFAS No. 87, "Employers' Accounting for Pensions." Pretax pension-plan income was $54 million in 2005, $56 million in 2004, and $70 million in 2003. Pension income is included in the Statement of Income as an offset to selling, general, and administrative expenses. We estimate that our noncash pretax pension income will decline to $42 million in 2006.

Projections of pension income are based on a number of factors, including estimates of future returns on pension-plan assets; assumptions pertaining to the amortization of actuarial gains/losses; expectations regarding employee compensation; and assumptions related to participant turnover, retirement age, and life expectancy.

In developing our assumption regarding the rate of return on pension-plan assets, we estimate future returns on various classes of assets, risk-free rates of return, and long-term inflation rates. Since inception in 1971, our U.S. qualified pension plan's annual rate of return on assets has averaged 11%. Historically, the plan has invested approximately 70% of its assets in equity securities and 30% in fixed-income investments. After considering all of these factors, we concluded that the use of a 9% rate-of-return on assets assumption was appropriate for 2005. Holding all other assumptions constant, a one-half percentage-point change in the rate-of-return on assets assumption would impact our pretax pension income by approximately $19 million.

The discount-rate assumption for our U.S. plan is based on the composite yield on a portfolio of high-quality corporate bonds constructed with durations to match the plan's future benefit obligations. In this connection, the discount-rate assumption for our U.S. plan at our September 30 measurement date was 5.7% for 2005, and 6.25% for 2004. Holding all other assumptions constant, a one-half percentage-point change in the discount rate would impact our pretax pension income by approximately $4 million.

We use a market-related method for calculating the value of plan assets. This method recognizes the difference between actual and expected returns on plan assets over a 5-year period. Resulting unrecognized gains or losses, along with other actuarial gains and losses, are amortized using the "corridor approach" discussed in SFAS No. 87.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risks related to changes in foreign-currency exchange rates, interest rates, and commodity prices. To manage these risks we may enter into various hedging contracts in accordance with established policies and procedures. We do not use hedging instruments for trading purposes and are not a party to any transactions involving leveraged derivatives.

FOREIGN-CURRENCY EXCHANGE

We use foreign-currency forward contracts to hedge our exposure to adverse changes in exchange rates, primarily related to the British pound and the euro. Associated gains or losses offset gains or losses on underlying assets or liabilities.

In managing foreign-currency risk, we aggregate existing positions and hedge residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at December 31, 2005, all of which will mature in 2006.

                                                          NOTIONAL AMOUNT                     NOTIONAL AMOUNT
                                                        OF FOREIGN CURRENCY   EXCHANGE RATE   IN U.S. DOLLARS
(In millions, except settlement rates)                  -------------------   -------------   ---------------
British pounds  --   Purchase.........................           2                1.723               3
                --   Sell.............................          (8)               1.723             (14)
Euros           --   Purchase.........................          12                1.185              14
                --   Sell.............................          (2)               1.185              (2)

INTEREST RATES

At December 31, 2005, we had public-debt securities of $875 million outstanding, with fixed interest rates and maturity dates ranging from 2 to 22 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time. In addition, we had other floating-rate debt of $3 million outstanding at December 31, 2005.

The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                              2006   2007   THEREAFTER   TOTAL
(In millions)                                                 ----   ----   ----------   -----
Fixed-rate debt.............................................  $ --   $ 99      $776      $875
Average interest rate.......................................          8.0%      8.1%      7.9%
Fair value..................................................  $ --   $101      $886      $987
Floating-rate debt..........................................  $  3   $ --      $ --      $  3
Average interest rate.......................................   4.8%                       4.8%
Fair value..................................................  $  3   $ --      $ --      $  3

Prior to our spin-off from Tenneco, we entered into an interest-rate swap to hedge our exposure to interest-rate movements. We settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the life of the underlying debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX OF THE FINANCIAL STATEMENTS OF PACTIV CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Management's Report on Internal Control Cover Financial        27
  Reporting.................................................
Report of Independent Registered Public Accounting Firm.....   28
Report of Independent Registered Public Accounting Firm on     29
  Internal Control Over Financial Reporting.................
Statement of Income for each of the three years in the         30
  period ended December 31, 2005............................
Statement of Financial Position at December 31, 2005 and       31
  2004......................................................
Statement of Cash Flows for each of the three years in the     32
  period ended December 31, 2005............................
Statement of Shareholders' Equity for each of the three        33
  years in the period ended December 31, 2005...............
Notes to Financial Statements...............................   34

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We assessed the effectiveness of our internal controls over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth in the Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, we concluded that Pactiv's internal control over financial reporting at December 31, 2005, was effective.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the company's internal control over financial reporting appears on page 29.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pactiv Corporation:

We have audited the accompanying consolidated statements of financial position of Pactiv Corporation and consolidated subsidiaries (the company) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pactiv Corporation and consolidated subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pactiv Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
                              FINANCIAL REPORTING

The Board of Directors and Shareholders of Pactiv Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Pactiv Corporation and consolidated subsidiaries (the "company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pactiv Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Pactiv Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pactiv Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Pactiv Corporation and consolidated subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion thereon.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 15, 2006

CONSOLIDATED STATEMENT OF INCOME

FOR YEARS ENDED DECEMBER 31                                2005          2004          2003
(In millions, except share and per-share data)          -----------   -----------   -----------
SALES
  Consumer Products...................................  $       989   $       934   $       888
  Foodservice/Food Packaging..........................        1,767         1,610         1,491
                                                        -----------   -----------   -----------
                                                              2,756         2,544         2,379
                                                        -----------   -----------   -----------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization.....................................        2,035         1,795         1,615
  Selling, general, and administrative................          259           229           204
  Depreciation and amortization.......................          146           139           135
  Other expense.......................................           10             5             5
  Restructuring and other.............................            6            79            (1)
                                                        -----------   -----------   -----------
                                                              2,456         2,247         1,958
                                                        -----------   -----------   -----------
OPERATING INCOME......................................          300           297           421
Tenneco Packaging litigation settlement and other.....           --            --            56
Interest income.......................................           (4)           (2)           (2)
Interest expense, net of interest capitalized.........           82            85            83
Income-tax expense....................................           81            78           108
Share of income of joint ventures.....................           (2)           (2)           (1)
Minority interest.....................................           --            --             1
                                                        -----------   -----------   -----------
Income from continuing operations.....................          143           138           176
Income (loss) from discontinued operations, net of
  income taxes........................................          (89)           17            19
Cumulative effect of changes in accounting principles,
  net of income tax...................................           --            --           (12)
                                                        -----------   -----------   -----------
NET INCOME............................................  $        54   $       155   $       183
                                                        -----------   -----------   -----------
EARNINGS PER SHARE
  Average number of shares of common stock outstanding
     Basic............................................  147,182,776   151,289,798   157,932,323
     Diluted..........................................  148,849,418   153,763,156   160,143,600
  Basic earnings (loss) per share of common stock
     Continuing operations............................  $      0.97   $      0.91   $      1.11
     Discontinued operations..........................        (0.60)         0.11          0.12
     Cumulative effect of changes in accounting
       principles.....................................           --            --         (0.07)
                                                        -----------   -----------   -----------
     Net income per basic share of common stock.......  $      0.37   $      1.02   $      1.16
                                                        -----------   -----------   -----------
  Diluted earnings (loss) per share of common stock
     Continuing operations............................  $      0.96   $      0.90   $      1.10
     Discontinued operations..........................        (0.60)         0.11          0.11
     Cumulative effect of changes in accounting
       principles.....................................           --            --         (0.07)
                                                        -----------   -----------   -----------
     Net income per diluted share of common stock.....  $      0.36   $      1.01   $      1.14
                                                        -----------   -----------   -----------

The accompanying notes to the financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                               2005      2004
AT DECEMBER 31 (In millions, except share data)               -------   ------
ASSETS
Current assets
  Cash and temporary cash investments.......................  $   172   $  222
  Accounts and notes receivable
     Trade, less allowances of $8 and $6 at the respective
      dates.................................................      299      267
     Other..................................................       20       11
                                                              -------   ------
     Total accounts and notes receivable....................      319      278
                                                              -------   ------
  Inventories
     Finished goods.........................................      141      167
     Work in process........................................       41       55
     Raw materials..........................................       61       55
     Other materials and supplies...........................       46       34
                                                              -------   ------
     Total inventories......................................      289      311
                                                              -------   ------
  Other.....................................................       40       42
  Assets from discontinued operations.......................       --      739
                                                              -------   ------
  Total current assets......................................      820    1,592
                                                              -------   ------
Property, plant, and equipment, net.........................    1,141    1,137
                                                              -------   ------
Other assets
  Goodwill..................................................      527      462
  Intangible assets, net....................................      260      270
  Pension assets, net.......................................       --      205
  Other.....................................................       72       75
                                                              -------   ------
  Total other assets........................................      859    1,012
                                                              -------   ------
TOTAL ASSETS................................................  $ 2,820   $3,741
                                                              -------   ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................  $     3   $  471
  Accounts payable..........................................      179      183
  Taxes accrued.............................................       32        4
  Interest accrued..........................................        8        9
  Accrued promotions, rebates, and discounts................       70       65
  Accrued payroll and benefits..............................       69       59
  Other.....................................................       75      100
  Liabilities from discontinued operations..................       20      145
                                                              -------   ------
  Total current liabilities.................................      456    1,036
                                                              -------   ------
Long-term debt..............................................      869      869
                                                              -------   ------
Deferred income taxes.......................................      104      242
                                                              -------   ------
Pension and postretirement benefits.........................      525      473
                                                              -------   ------
Other.......................................................       37       29
                                                              -------   ------
Minority interest...........................................        9        9
                                                              -------   ------
Shareholders' equity
  Common stock (142,362,441 and 148,711,815 shares issued
     and outstanding, after deducting 29,420,736 and
     23,071,362 shares held in treasury, at the respective
     dates).................................................        2        2
  Premium on common stock and other capital surplus.........    1,021    1,141
  Accumulated other comprehensive income (loss)
     Currency translation adjustment........................       34       90
     Additional minimum pension liability...................   (1,120)    (979)
  Retained earnings.........................................      883      829
                                                              -------   ------
  Total shareholders' equity................................      820    1,083
                                                              -------   ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $ 2,820   $3,741
                                                              -------   ------

The accompanying notes to the financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2005    2004    2003
FOR YEARS ENDED DECEMBER 31 (In millions)                     -----   -----   -----
OPERATING ACTIVITIES
Net income..................................................  $  54   $ 155   $ 183
Adjustments
  Results of discontinued operations........................     89     (17)    (19)
  Cumulative effect of changes in accounting policies.......     --      --      12
                                                              -----   -----   -----
Income from continuing operations...........................    143     138     176
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations:
  Depreciation and amortization.............................    146     139     135
  Deferred income taxes.....................................     20      39      46
  Restructuring and other...................................     (1)     32      (1)
  Pension income............................................    (54)    (56)    (70)
  Changes in components of working capital
     Increase in receivables................................    (30)     (3)     (4)
     (Increase) decrease in inventories.....................     25       4     (15)
     (Increase) decrease in prepayments and other current
      assets................................................      2       4      (2)
     Increase (decrease) in accounts payable................     (7)     33     (15)
     Increase (decrease) in taxes accrued...................     30       4      44
     Decrease in interest accrued...........................     (1)     --      --
     Increase (decrease) in other current liabilities.......      5      (5)     13
  Other.....................................................     (8)      4       4
                                                              -----   -----   -----
Cash provided by operating activities -- continuing
  operations................................................    270     333     311
Cash provided (used) by operating activities -- discontinued
  operations................................................     (4)     33      25
                                                              -----   -----   -----
CASH PROVIDED BY OPERATING ACTIVITIES.......................  $ 266   $ 366   $ 336
                                                              -----   -----   -----
INVESTING ACTIVITIES
Expenditures for property, plant, and
  equipment -- continuing operations........................   (121)    (78)    (89)
Acquisitions of businesses and assets.......................    (98)     --     (82)
Proceeds from the sale of a business or assets..............    524       2      --
                                                              -----   -----   -----
Cash provided (used) by investing activities -- continuing
  operations................................................    305     (76)   (171)
Expenditures for property, plant, and
  equipment -- discontinued operations......................    (22)    (22)    (23)
Other discontinued operations investing activities..........     --       7      --
                                                              -----   -----   -----
CASH PROVIDED (USED) BY INVESTING ACTIVITIES................  $ 283   $ (91)  $(194)
                                                              -----   -----   -----
FINANCING ACTIVITIES
Issuance of common stock....................................     28      33      20
Purchase of common stock....................................   (164)   (230)    (87)
Retirement of long-term debt................................   (468)     --     (67)
Net increase in short-term debt, excluding current
  maturities of long term debt..............................      9      --       2
                                                              -----   -----   -----
Cash used by financing activities -- continuing
  operations................................................  $(595)  $(197)  $(132)
Other discontinued operations financing activities..........     --      --      (2)
                                                              -----   -----   -----
CASH USED BY FINANCING ACTIVITIES...........................  $(595)  $(197)  $(134)
                                                              -----   -----   -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................     (4)      4       5
                                                              -----   -----   -----
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS...............................................    (50)     82      13
Cash and temporary cash investments, January 1..............    222     140     127
                                                              -----   -----   -----
CASH AND TEMPORARY CASH INVESTMENTS, DECEMBER 31............  $ 172   $ 222   $ 140
                                                              -----   -----   -----
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid for interest......................................  $  96   $ 100   $  97
Cash paid for income taxes -- continuing operations.........     31      35      39
Cash paid for income taxes -- discontinued operations.......     17       6       5

The accompanying notes to the financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                PREMIUM ON                  ACCUMULATED
                                               COMMON STOCK                    OTHER           TOTAL           TOTAL
                                     COMMON      AND OTHER      RETAINED   COMPREHENSIVE   SHAREHOLDERS'   COMPREHENSIVE
                                     STOCK    CAPITAL SURPLUS   EARNINGS   INCOME (LOSS)      EQUITY       INCOME (LOSS)
(In millions, except share amounts)  ------   ---------------   --------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2002.......      $2         $1,379          $491        $  (975)        $  897
Premium on common stock issued
  (1,966,849 shares).............                     34                                          34
Treasury stock repurchased
  (4,312,600 shares).............                    (87)                                        (87)
Translation of foreign-currency
  statements.....................                                                  61             61           $  61
Additional minimum pension-
  liability adjustment, net of tax
  of $15.........................                                                 (28)           (28)            (28)
Change in unrealized losses on
  interest-rate swaps............                                                   1              1               1
Net income.......................                                  183                           183             183
                                                                                                               -----
Total comprehensive income.......                                                                                217
                                       --         ------          ----        -------         ------           -----
BALANCE, DECEMBER 31, 2003.......       2          1,326           674           (941)         1,061
Premium on common stock issued
  (2,524,346 shares).............                     45                                          45
Treasury stock repurchased
  (10,148,500 shares)............                   (230)                                       (230)
Translation of foreign-currency
  statements.....................                                                  33             33              33
Additional minimum pension-
  liability adjustment, net of tax
  of $12.........................                                                  19             19              19
Net income.......................                                  155                           155             155
                                                                                                               -----
Total comprehensive income.......                                                                                207
                                       --         ------          ----        -------         ------           -----
BALANCE, DECEMBER 31, 2004.......       2          1,141           829           (889)         1,083
Premium on common stock issued
  (2,264,848 shares).............                     44                                          44
Treasury stock repurchased
  (8,614,222 shares).............                   (164)                                       (164)
Translation of foreign-currency
  statements.....................                                                 (56)           (56)            (56)
Additional minimum pension-
  liability adjustment, net of tax
  of $158........................                                                (141)          (141)           (141)
Net income.......................                                   54                            54              54
                                                                                                               -----
TOTAL COMPREHENSIVE LOSS.........                                                                              $(143)
                                       --         ------          ----        -------         ------           -----
BALANCE, DECEMBER 31, 2005.......      $2         $1,021          $883        $(1,086)        $  820
                                       --         ------          ----        -------         ------

The accompanying notes to the financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Financial statements for all periods presented in this report are prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis unless otherwise noted. Certain reclassifications have been made to prior-years' financial information to conform to current-year presentation.

On October 12, 2005, we completed the sale of most of our worldwide protective- and flexible-packaging businesses to Pregis Corporation. We have reported the operating results of the affected businesses as income (loss) from discontinued operations in the Consolidated Statement of Income for all periods presented. In our Consolidated Statement of Financial Position, the assets and liabilities of these businesses have been classified as assets from discontinued operations and liabilities from discontinued operations, respectively.

These divested businesses historically were included in our Protective and Flexible Packaging segment. In conjunction with the sale of these entities, we reviewed our reporting segments in accordance with the Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." Based on our review, we included the retained portions of the protective- and flexible-packaging businesses in our Foodservice/Food Packaging segment for all periods presented in this report. The principal business retained produces egg packaging for food processors. This operation was previously managed by the protective- and flexible-packaging business. Subsequent to the sale, this unit is managed as part of our foodservice/food packaging business, along with our North American egg packaging product line.

Following the divestiture, we have three reporting segments:

     - Consumer Products manufactures and sells disposable plastic, foam, molded-fiber, pressed-paperboard, and aluminum packaging products to consumer markets, such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food-storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks, such as Hefty(R).

     - Foodservice/Food Packaging manufactures and sells foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging to customers in the food distribution channel who prepare and process food for consumption. Customers include restaurants and other institutional foodservice outlets, food processors, and grocery chains.

     - Other relates to corporate and administrative-service operations and retiree-benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets/liabilities are used.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

CONSOLIDATION

Our financial statements include all majority-owned subsidiaries. Investments in 20%- to 50%-owned companies in which we have the ability to exert significant influence over operating and financial policies are carried at cost plus our share of change in equity earnings since date of acquisition. All intercompany transactions are eliminated.

FOREIGN-CURRENCY TRANSLATION

Financial statements of international operations are translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and weighted-average exchange rates for sales, expenses, gains, and losses. Translation adjustments are recorded as a component of shareholders' equity.

CASH AND TEMPORARY CASH INVESTMENTS

We define cash and temporary cash investments as checking accounts, money-market accounts, certificates of deposit, and U.S. Treasury notes having an original maturity of 90 days or less.

ACCOUNTS AND NOTES RECEIVABLE

Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts. We record such allowances based on a number of factors, including historical trends and specific customer liquidity.

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the Statement of Financial Position. The related proceeds are included in cash provided by operating activities in the Statement of Cash Flows. No receivables were sold at December 31, 2005, while amounts totaling $10 million were sold at December 31, 2004. Discounts and fees related to these sales were $2 million in 2005 and were immaterial in 2004 and 2003. These expenses are included in other expense in the Statement of Income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

INVENTORIES

Our inventories are stated at the lower of cost or market. A portion of inventories (62% and 67% at December 31, 2005, and 2004, respectively) is valued using the last-in, first-out (LIFO) method of accounting. All other inventories are valued using first-in, first-out (FIFO) or average-cost methods. If FIFO or average-cost methods had been used to value all inventories, the total inventory balance would have been $55 million higher at December 31, 2005, and $52 million higher at December 31, 2004.

PROPERTY, PLANT, AND EQUIPMENT, NET

Depreciation is recorded on a straight-line basis over the estimated useful lives of assets. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. Depreciation expense totaled $129 million, $124 million, and $120 million for the years ended December 31, 2005, 2004, and 2003, respectively.

We capitalize certain costs related to the purchase and development of software used in our business. Such costs are amortized over the estimated useful lives of the assets, ranging from 3 to 12 years. Capitalized software development costs, net of amortization, were $38 million and $45 million at December 31, 2005, and 2004, respectively.

We periodically re-evaluate carrying values and estimated useful lives of long-lived assets to determine if adjustments are warranted. We use estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives.

GOODWILL AND INTANGIBLES, NET

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," we review our goodwill and indefinite-lived intangibles for possible impairment. Our annual review is conducted in the quarter ending December 31, or earlier as warranted by events or changes in circumstances.

Possible impairment of goodwill and indefinite-lived intangibles is determined using a two-step process.

     - The first step requires that the fair value of individual reporting units be compared with their respective carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment, if any.

     - The second step requires that the fair value of a reporting unit be allocated to all of the assets and liabilities of that unit, including indefinite-lived intangibles. Any remaining fair value is the implied goodwill of the reporting unit, which is then compared with the carrying value of goodwill to determine possible impairment.

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

Intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. We assess the recoverability of the carrying value of such assets based on expected undiscounted cash flows, excluding interest charges, and record an impairment loss if the carrying amount of these assets exceeds the fair value. See Note 8 for additional information.

ENVIRONMENTAL LIABILITIES

We are subject to a variety of environmental and pollution-control laws and regulations. From time to time, we identify costs or liabilities arising from compliance with environmental laws and regulations. When related liabilities are probable and can be reasonably estimated, we establish appropriate reserves. Estimated liabilities may change as additional information becomes available. We appropriately adjust our reserves as new information on possible clean-up costs, expense and effectiveness of alternative clean-up methods, and other potential liabilities is received. We do not expect that any additional liabilities recorded as a result of the availability of new information will have a material adverse effect on our financial position. However, such costs could have a material effect on our results of operations or cash flows in a particular period.

REVENUE RECOGNITION

We recognize sales when the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred as products are shipped.

FREIGHT

We record amounts billed to customers for shipping and handling as sales, and record shipping and handling expenses as cost of sales.

GENERAL AND ADMINISTRATIVE EXPENSES

We record net pension income as an offset to selling, general, and administrative expenses. Such noncash income totaled $54 million in 2005, $56 million in 2004, and $70 million in 2003.

RESEARCH AND DEVELOPMENT

Research and development costs, which are expensed as incurred, totaled $33 million, $28 million, and $27 million in 2005, 2004, and 2003, respectively.

ADVERTISING

Advertising production costs are expensed as incurred, while advertising media costs are expensed in the period in which the related advertising first takes place. Advertising expenses were $16 million in 2005, $11 million in 2004, and $6 million in 2003.

STOCK-BASED COMPENSATION

In accounting for stock-based employee compensation, we use the intrinsic-value method specified in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees." Shown below are net income and basic and diluted earnings per share as reported and adjusted to reflect the use of the fair-value method in determining stock-based compensation costs, as prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                               2005     2004     2003
(In millions, except per-share data)                          ------   ------   ------
NET INCOME
As reported.................................................  $   54   $  155   $  183
After-tax adjustment of stock-based compensation costs
  Intrinsic-value method....................................       5        3        4
  Fair-value method.........................................     (17)     (13)     (14)
                                                              ------   ------   ------
Pro forma(1)................................................  $   42   $  145   $  173
                                                              ------   ------   ------
EARNINGS PER SHARE
Basic
As reported.................................................  $ 0.37   $ 1.02   $ 1.16
Adjustment of stock-based compensation costs
  Intrinsic-value method....................................    0.03     0.02     0.03
  Fair-value method.........................................   (0.12)   (0.08)   (0.09)
                                                              ------   ------   ------
Pro forma(1)................................................  $ 0.28   $ 0.96   $ 1.10
                                                              ------   ------   ------
Diluted
As reported.................................................  $ 0.36   $ 1.01   $ 1.14
Adjustment of stock-based compensation costs
  Intrinsic-value method....................................    0.03     0.02     0.03
  Fair-value method.........................................   (0.11)   (0.08)   (0.09)
                                                              ------   ------   ------
Pro forma(1)................................................  $ 0.28   $ 0.95   $ 1.08
                                                              ------   ------   ------

---------------

(1) Reflects the use of SFAS No. 123 in determining stock-based compensation costs.

INCOME TAXES

We use the asset and liability method of accounting for income taxes. This method requires that deferred-tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the tax and financial-statement basis of assets and liabilities. If we determine that it is more likely than not that a portion of deferred-tax assets will not be realized in a future period, we reduce deferred-tax assets by recording a valuation allowance. Estimates used to recognize deferred-tax assets are subject to revision in subsequent periods based on new facts or circumstances.

We do not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries because we intend to reinvest those earnings in foreign operations. Unremitted earnings of foreign subsidiaries totaled $41 million at December 31, 2005, and $32 million at December 31, 2004. The unrecognized deferred-tax liability associated with unremitted earnings totaled approximately $4 million at December 31, 2005, and $19 million at December 31, 2004.

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act provided for a special one-time tax deduction of 85% of certain foreign earnings that we repatriate. In the fourth quarter of 2005, we repatriated $147 million of the accumulated foreign earnings of our discontinued foreign operations, and recorded a related tax expense of $5 million.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding. Diluted earnings per share is calculated in the same manner; however, adjustments are made to reflect the potential issuance of dilutive shares.

RISK MANAGEMENT

From time to time, we use derivative financial instruments to hedge our exposure to changes in foreign-currency exchange rates. We principally use foreign-currency purchase and sale contracts with terms of less than 1 year. Net gains or losses on such contracts are recognized in the Statement of Income as offsets to foreign-currency gains or losses on the underlying transactions. In the Statement of Cash Flows, cash receipts and payments related to hedge contracts are classified in the same way as cash flows from the transactions being hedged.

Interest-rate risk management is accomplished through the use of swaps. Interest rate swaps are recorded at their fair value at each reporting date, with an equal offset either in earnings or other accumulated comprehensive income depending on the designation (or lack thereof) for each swap as a hedging instrument.

From time to time, we employ commodity forward or other derivative contracts to hedge our exposure to adverse changes in the price levels of certain commodities. These instruments are intended to limit the upside risk on purchases of such commodities used in our production processes.

Gains and losses on derivative contracts were not material in 2005, 2004, and 2003. We do not use derivative financial instruments for speculative purposes.

CHANGES IN ACCOUNTING PRINCIPLES

In January 2003, the FASB issued Financial Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities." FIN No. 46 addresses accounting for variable interest entities (VIEs). VIEs are defined as separate legal structures that either do not have equity investors with voting rights or have equity investors with voting rights that do not provide sufficient financial resources for entities to support their activities. FIN No. 46 requires that (1) companies consolidate VIEs if they are required to recognize the majority of such entities' gains and losses and (2) disclosures be made regarding VIEs that companies are not required to consolidate but in which they have a significant variable interest.

Upon adopting FIN No. 46 on December 31, 2003, we consolidated a VIE associated with properties covered by our synthetic-lease facility. This resulted in an increase in long-term debt and property, plant, and equipment of $169 million and $150 million, respectively. Consolidation of the VIE also required us to recognize, as a cumulative effect of change in accounting principle, depreciation expense on the leased assets from lease inception to December 31, 2003, of $19 million, $12 million after tax, or $0.07 per share. In 2004, consolidation of the VIE lowered net income by $3 million, or $0.02 per share.

In December 2004, the FASB issued SFAS No. 123(R), which requires that the fair value of all share-based payments to employees, including stock options, be recognized in financial statements. SFAS No. 123(R) superceded APB No. 25, which required that the "intrinsic value" method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of awards. Expense is recognized in the Statement of Income over the period that recipients of awards are required to provide related service (normally the vesting period).

SFAS No. 123(R) will be adopted using the modified prospective method as of January 1, 2006. The impact if SFAS No. 123(R) had been adopted in prior periods is similar to amounts shown under the "Stock Based Compensation" section of this note.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs be reported as cash flow from financing activities, rather than as cash flow from operating activities. It is not possible to predict these amounts, since they depend on the timing of employee stock-option exercises. Amounts recognized for such "excess" tax deduction benefits were $6 million in 2005, $6 million in 2004, and $3 million in 2003.

ESTIMATES

Financial-statement presentation requires management to make estimates and assumptions that affect reported amounts for assets, liabilities, sales, and expenses. Actual results may differ from such estimates.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform with current-year presentation.

NOTE 3. RESTRUCTURING AND OTHER

In the first quarter of 2004, we announced a restructuring program to reduce manufacturing capacity and overhead costs and to reinvest a portion of the related savings in strategic growth initiatives. Implementation of the program resulted in the elimination of approximately 850 salaried and hourly positions worldwide. The total cost of the restructuring program was approximately $85 million, $54 million after tax, or $0.35 per share, covering severance, asset write-offs, and other, which consisted principally of asset-removal costs. The majority of the program was executed in the second quarter of 2004.

After-tax cash payments related to the restructuring and other actions totaled $4 million in 2005, and $9 million in 2004. No further charges related to this program are anticipated.

The following summarizes impacts of the restructuring and related actions.

                                                                         ASSET
                                                           SEVERANCE   WRITE-OFFS   OTHER(1)    TOTAL
(In millions)                                              ---------   ----------   ---------   -----
Accrued restructuring balance at January 1, 2004.........    $ --         $ --        $ --      $ --
                                                             ----         ----        ----      ----
Additions/adjustments to the account
  Consumer Products......................................       4           --          --         4
  Foodservice/Food Packaging.............................      11           24          37        72
  Other..................................................      --           --           3         3
                                                             ----         ----        ----      ----
  Total additions/adjustments............................      15           24          40        79
Cash payments............................................     (12)          --         (33)      (45)
Charges against asset accounts...........................      --          (24)         --       (24)
                                                             ----         ----        ----      ----
Accrued restructuring balance at December 31, 2004.......    $  3         $ --        $  7      $ 10
                                                             ----         ----        ----      ----
Additions/adjustments to the account
  Consumer Products......................................       1           --          --         1
  Foodservice/Food Packaging.............................      (1)           7          (1)        5
                                                             ----         ----        ----      ----
  Total additions/adjustments............................      --            7          (1)        6
Cash payments............................................      (3)          --          (4)       (7)
Charges against asset accounts...........................      --           (7)         --        (7)
                                                             ----         ----        ----      ----
Accrued restructuring balance at December 31, 2005.......    $ --         $ --        $  2      $  2
                                                             ----         ----        ----      ----
CUMULATIVE RESTRUCTURING COSTS AT DECEMBER 31, 2005
  Consumer Products......................................    $  5         $ --        $ --      $  5
  Foodservice/Food Packaging.............................      10           31          36        77
  Other..................................................      --           --           3         3
                                                             ----         ----        ----      ----
TOTAL....................................................    $ 15         $ 31        $ 39      $ 85
                                                             ----         ----        ----      ----

---------------

(1) Consists principally of asset-removal costs, including asbestos insulation abatement and associated expenses at the company's closed molded-fiber facility in the United Kingdom.

NOTE 4. ACQUISITIONS AND DISPOSITIONS

On October 21, 2002, we purchased a 70% interest in the stock of Mexico-based Central de Bolsas, S.A. de C.V. (Jaguar), a leading thermoformer of high-impact polystyrene (HIPS) cold cups and plates and polystyrene foam foodservice/food packaging. For this interest, we paid $31 million to the shareholders of Jaguar and made a $20 million equity investment in Jaguar. On August 8, 2003, we acquired the remaining 30% of the stock of Jaguar for $22 million, making it a wholly owned subsidiary of Pactiv. At December 31, 2003, the allocation of the purchase price to the net assets of Jaguar and the related recognition of $12 million of goodwill were based on preliminary estimates of the fair-market value of the assets and liabilities acquired. Therefore, they were subject to revision upon receipt of final appraisals. Appraisals of the fair-market value of the assets acquired were finalized in 2004. As a result, goodwill increased $10 million, and property, plant, and equipment decreased $10 million.

On October 27, 2003, we purchased the plastic-packaging assets of Rock-Tenn Company, which are used in the manufacture of APET and polypropylene products for food packaging, for $60 million. Appraisals of the fair-market value of the assets acquired were finalized during the second quarter of 2004. This resulted in goodwill being reduced by $6 million, and property, plant, and equipment and intangible assets being increased by $5 million and $1 million, respectively.

On March 15, 2005, we acquired Newspring Industrial Corp. (Newspring) for $98 million. Newspring is a leading supplier of thin wall, injection-molded polypropylene products to customers in the takeout, delicatessen, and foodservice markets. We paid $87 million for the stock of Newspring and recorded liabilities of $11 million for anticipated future payments related to non-compete agreements and other items. At December 31, 2005, the allocation of the purchase price to the net assets of Newspring and the related recognition of $63 million of goodwill were based on preliminary estimates of the fair market value of the assets and liabilities acquired. These estimates are subject to revision upon receipt of final appraisals.

NOTE 5. DISCONTINUED OPERATIONS

Income (loss) from discontinued operations (see Note 1) includes an allocation of interest expense for all periods presented. Amounts allocated were based on the ratio of the net assets of discontinued operations to the company's total net assets plus consolidated debt. For 2005, interest expense was allocated through October 12, the date of sale of the protective- and flexible-packaging businesses. Amounts allocated were $11 million for 2005 and $15 million for 2004. The buyer of the businesses did not assume the debt of the discontinued operations. In addition, we do not have any debt repayment requirements as a result of the sale.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. The Act provided for a special one-time tax deduction of 85% of certain foreign earnings that we repatriate. In the fourth quarter of 2005, we repatriated $147 million of the accumulated foreign earnings of our discontinued foreign operations, and recorded a related tax expense of $5 million.

Income (loss) from discontinued operations was as follows:

                                                  JANUARY 1 -         JANUARY 1 -         JANUARY 1 -
                                                OCTOBER 12, 2005   DECEMBER 31, 2004   DECEMBER 31, 2003
(In millions)                                   ----------------   -----------------   -----------------
Sales.........................................        $695               $839                $761
                                                      ----               ----                ----
Income from operations, net of tax of $13,
  $12, and $10, respectively..................          18                 17                  19
Professional fees and other costs associated
  with the sale of the businesses.............         (15)                --                  --
Goodwill impairment, net of tax of $12........         (37)                --                  --
Estimated loss on the sale of the businesses,
  net of tax of $28 million...................         (50)                --                  --
Tax on repatriated foreign earnings...........          (5)                --                  --
                                                      ----               ----                ----
Net income (loss) from discontinued
  operations..................................        $(89)(a)           $ 17                $ 19
                                                      ----               ----                ----

---------------

(a) Includes amounts booked in the three-month period ended December 31, 2005, to record (1) an additional $8 million loss on the sale of the businesses, reflecting revised estimates, and (2) a $5 million reduction in a previously recorded estimate of income-tax expense on repatriated earnings of foreign subsidiaries.

Assets and liabilities from discontinued operations were as follows:

                                                              2005   2004
DECEMBER 31 (In millions)                                     ----   ----
Accounts and notes receivable, net..........................  $--    $127
Inventories.................................................   --      95
Other current assets........................................   --       4
Property, plant, and equipment, net.........................   --     308
Other long-term assets......................................   --     205
                                                              ---    ----
Total assets from discontinued operations...................  $--    $739
                                                              ---    ----
Accounts payable............................................  $--    $ 64
Accrued expense and other...................................   20      41
Long-term liabilities.......................................   --      40
                                                              ---    ----
Total liabilities from discontinued operations..............  $20    $145
                                                              ---    ----

We have retained responsibility for certain liabilities related to the businesses sold. These included income taxes through October 12, 2005, certain royalty payments, and the costs of closing a facility in Europe. These costs were included in the calculation of the loss on the sale of the businesses.

NOTE 6. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

                                                              2005   2004
DECEMBER 31 (In millions)                                     ----   -----
Notes due 2005, effective interest rate of 7.2%.............  $ --   $ 299
Notes due 2007, effective interest rate of 8.0%.............    98      98
Debentures due 2017, effective interest rate of 8.1%........   300     300
Debentures due 2025, effective interest rate of 7.9%, net of
  $1 million of unamortized discount........................   275     275
Debentures due 2027, effective interest rate of 8.4%, net of
  $4 million of unamortized discount........................   196     196
Debentures due 2005, effective interest rate based on LIBOR
  plus 1.1%.................................................    --     169
Less current maturities.....................................    --    (468)
                                                              ----   -----
Total long-term debt........................................  $869   $ 869
                                                              ----   -----

At December 31, 2005, aggregate maturities of debt outstanding were $99 million for 2007, and $776 million after 2016.

We were in full compliance with financial and other covenants in our various credit agreements at December 31, 2005.

SHORT-TERM DEBT

                                                              2005   2004
DECEMBER 31 (In millions)                                     ----   ----
Current maturities of long-term debt........................   $--   $468
Other.......................................................    3       3
                                                               --    ----
Total short-term debt.......................................   $3    $471
                                                               --    ----

We use lines of credit and overnight borrowings to finance certain of our short-term capital requirements. Information regarding short-term debt excluding current maturities of long-term debt is shown below.

                                                              2005(A)   2004(A)
DECEMBER 31 (In millions)                                     -------   -------
Borrowings at end of year...................................   $  3         3
Weighted-average interest rate on borrowings at end of
  year......................................................    4.8%      5.3%
Maximum month-end borrowings during year....................      4         4
Average month-end borrowings during year....................      4         4
Weighted-average interest rate on average month-end
  borrowings during year....................................    4.8%      5.3%

---------------

(a) Includes borrowings under committed credit facilities and uncommitted lines of credit.

In 1999, our former parent, Tenneco Inc. realigned certain of its debt in preparation for the spin-off of Pactiv. In conjunction with this realignment, we entered into an interest-rate swap to hedge our exposure to interest-rate movement. We settled this swap in November 1999 at a loss of $43 million. The loss on the swap is being recognized as additional interest expense over the life of the underlying debentures. At December 31, 2005, the unamortized balance was $39 million.

NOTE 7. FINANCIAL INSTRUMENTS

ASSET AND LIABILITY INSTRUMENTS

At December 31, 2005, and 2004, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short-term debt were the same as, or not materially different from, the amounts recorded for these assets and liabilities. The fair value of long-term debt at December 31, 2005, and 2004, was approximately $987 million and $1,071 million, respectively. The recorded amount was $869 million at both year-ends. The fair value of long-term debt was based on quoted market prices for our debt instruments.

INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (INCLUDING DERIVATIVES)

We use derivative instruments, principally swaps, forward contracts, and options, to manage our exposure to movements in foreign-currency values, interest rates, and commodity prices. Amounts recognized in earnings related to our hedging transactions were not material in 2005, 2004, or 2003.

From time to time, we enter into foreign-currency forward contracts with terms of less than 1 year. We do so to mitigate our exposure to exchange rate changes related to third-party trade receivables and accounts payable.

The following table summarizes open foreign-currency contracts as of December 31, 2005.

                                                              NOTIONAL AMOUNT
                                                              ---------------
                                                              PURCHASE   SELL
(In millions)                                                 --------   ----
Foreign-currency contracts
  Euros.....................................................    $14      $ 2
  British pounds............................................      3       14
                                                                ---      ---
                                                                $17      $16
                                                                ---      ---

Based on exchange rates at December 31, 2005, the cost of replacing these contracts in the event of nonperformance by counter parties would not be material.

LINES OF CREDIT AND GUARANTEES

From time to time, we use various lines of credit, backed by payment and performance guarantees, to finance operations of our foreign subsidiaries. These lines of credit are mainly used as overdraft and foreign-exchange settlement facilities and are in effect until cancelled by one or both parties. Performance under the guarantees would be required if subsidiaries failed to satisfy their obligations. At December 31, 2005, total available lines of credit were $4 million. No amounts were outstanding under our guaranteed lines of credit at that date.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill during 2005 and 2004 by operating segment are shown in the following table.

                                                                                           TOTAL
                                                        CONSUMER    FOODSERVICE/FOOD     CONTINUING
                                                        PRODUCTS        PACKAGING        OPERATIONS
(In millions)                                           --------   -------------------   ----------
Balance, December 31, 2003............................    $136            $320              $456
Goodwill adjustment -- prior acquisitions.............      --               4                 4
Foreign-currency translation adjustment...............      --               2                 2
                                                          ----            ----              ----
Balance, December 31, 2004............................    $136            $326              $462
                                                          ----            ----              ----
Goodwill additions....................................      --              63                63
Foreign-currency translation adjustment...............      --               2                 2
                                                          ----            ----              ----
Balance, December 31, 2005............................    $136            $391              $527
                                                          ----            ----              ----

Details of intangible assets are shown in the following table.

                                                   DECEMBER 31, 2005               DECEMBER 31, 2004
                                             -----------------------------   -----------------------------
                                                              ACCUMULATED                     ACCUMULATED
                                             CARRYING VALUE   AMORTIZATION   CARRYING VALUE   AMORTIZATION
(In millions)                                --------------   ------------   --------------   ------------
Intangible assets subject to amortization
  Patents..................................       $ 85            $ 52            $ 85            $47
  Other....................................        157              59             153             50
                                                  ----            ----            ----            ---
                                                   242             111             238             97
Intangible assets not subject to
  amortization (primarily trademarks)......        129              --             129             --
                                                  ----            ----            ----            ---
                                                  $371            $111            $367            $97
                                                  ----            ----            ----            ---

The weighted-average amortization period used for patents and other intangible assets subject to amortization is 16 years and 22 years, respectively. Amortization of intangible assets was $15 million for the year ended December 31, 2005. Amortization expense is estimated to total $14 million, $14 million, $14 million, $13 million, and $12 million for 2006, 2007, 2008, 2009, and 2010, respectively.

NOTE 9. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                               2005      2004
DECEMBER 31 (In millions)                                     -------   ------
Original cost
  Land, buildings, and improvements.........................  $   636      621
  Machinery and equipment...................................    1,471    1,376
  Other, including construction in progress.................       94       80
                                                              -------   ------
                                                              $ 2,201   $2,077
Less accumulated depreciation and amortization..............   (1,060)    (940)
                                                              -------   ------
Net property, plant, and equipment..........................  $ 1,141   $1,137
                                                              -------   ------

Capitalized interest was $3 million in 2005, $2 million in 2004, and $3 million in 2003.

NOTE 10. INCOME TAXES

Details of income (loss) from continuing operations before income taxes are shown below.

                                                              2005   2004   2003
(In millions)                                                 ----   ----   ----
Income (loss) from continuing operations before income taxes
  U.S. operations...........................................  $218   $249   $274
  Foreign operations........................................     6    (33)    11
                                                              ----   ----   ----
Total.......................................................  $224   $216   $285
                                                              ----   ----   ----

Shown below are details of income-tax expense for continuing operations.

                                                              2005   2004   2003
(In millions)                                                 ----   ----   ----
Current
  Federal...................................................  $47    $28    $ 68
  State and local...........................................    3      1      10
  Foreign...................................................   11      7       8
                                                              ---    ---    ----
                                                               61     36      86
                                                              ---    ---    ----
Deferred
  Federal...................................................   13     39      21
  State and local...........................................    5      6       1
  Foreign...................................................    2     (3)     --
                                                              ---    ---    ----
                                                               20     42      22
                                                              ---    ---    ----
Total income-tax expense -- continuing operations...........  $81    $78    $108
                                                              ---    ---    ----

A reconciliation of the difference between the U.S. statutory federal income-tax rate and our effective income-tax rate is shown in the following table.

                                                              2005   2004   2003
                                                              ----   ----   ----
U.S. statutory federal income-tax rate......................  35.0%  35.0%  35.0%
Increase (decrease) in income-tax rate
  Foreign income taxed at various rates.....................   2.2    7.0    1.2
  State and local taxes on income, net of U.S. federal
     income-tax benefit.....................................   1.5    2.2    2.0
  Foreign branch (losses) income............................  (1.2)  (5.4)   0.1
  Domestic production activities deduction..................  (0.6)    --     --
  Research and experimentation credit.......................  (0.5)  (2.5)  (0.5)
  Other.....................................................  (0.4)  (0.1)   0.2
                                                              ----   ----   ----
Effective income-tax rate...................................  36.0%  36.2%  38.0%
                                                              ----   ----   ----

Summarized below are the components of our net deferred-tax liabilities.

                                                              2005   2004
DECEMBER 31 (In millions)                                     ----   ----
Deferred-tax assets
  Tax-loss carryforwards
     State and local........................................  $  3   $  3
     Foreign................................................    26     34
  Pensions..................................................   202     68
  Post-retirement benefits..................................    36     34
  Other items...............................................    47     54
  Valuation allowance(1)....................................   (24)   (25)
                                                              ----   ----
  Total deferred-tax assets.................................  $290   $168
                                                              ----   ----
Deferred-tax liabilities
  Property and equipment....................................   278    286
  Other items...............................................    86     80
                                                              ----   ----
  Total deferred-tax liabilities............................   364    366
                                                              ----   ----
Net deferred-tax liabilities................................  $ 74   $198
                                                              ----   ----

---------------

(1) Related to state and foreign tax-loss carryforwards and other deferred tax assets.

State tax-loss carryforwards at December 31, 2005, ($32 million) will expire at various dates from 2010 to 2018. Foreign tax-loss carryforwards at December 31, 2005, totaled $91.5 million, of which $42 million will expire at various dates from 2006 to 2015, with the balance having unlimited lives.

NOTE 11. COMMON STOCK

We have 350 million shares of common stock ($0.01 par value) authorized, of which 142,362,441 shares were issued and outstanding as of December 31, 2005.

RESERVES

Reserved shares at December 31, 2005 were as follows:

(In thousands)
Thrift plans................................................      924
2002 incentive-compensation plan............................   22,536
Employee stock-purchase plan................................    1,913
                                                               ------
Total.......................................................   25,373
                                                               ------

STOCK PLANS

2002 Incentive-Compensation Plan -- In November 1999, we initiated a stock-ownership plan that permits the granting of a variety of incentives, including common stock, restricted stock, performance shares, stock-appreciation rights, and stock options, to directors, officers, and employees. In May 2002, the 1999 plan was succeeded by the 2002 plan, and all balances under the 1999 plan were transferred to the new plan, which remains in effect until amended or terminated. Under the 2002 plan, up to 27 million shares of common stock can be issued (including shares issued under the prior plan), of which 18 million were issued or granted as of December 31, 2005.

On November 28, 2005, the board of directors decided to replace stock options as a part of our long-term compensation program with performance shares. There are two primary reasons for this change. The first is to more closely align long-term incentive compensation with Pactiv's actual performance as measured by the performance drivers under the performance share program. The second is to more accurately reflect the true cost of such compensation in our income statement. As part of this change, the board accelerated the vesting of all unvested stock options, representing 1,567,088 shares, to November 28, 2005, in order not to distort the true expense of the company's long-term incentive compensation program going forward. Because the exercise prices of these options were above the market value of Pactiv stock on November 28, 2005, we did not record expense from this action. However, this acceleration will eliminate compensation expense that would have been recognized under SFAS No. 123(R) of $6 million in 2006 and $2 million in 2007, net of tax.

In addition, as of the October 12, 2005 sale date of our protective- and flexible-packaging businesses, we accelerated the vesting of stock options held by individuals who became Pregis Corporation employees as of that date. The exercise prices of these options were above the stock's market value on October 12, 2005; therefore, no expense was recorded.

Restricted-stock, performance-share, and stock-option awards generally require that, among other things, grantees remain with the company for certain periods of time. Performance shares granted under the plan vest upon the attainment of specified performance goals in the 3 years following the date of grant.

Changes in performance-share balances were as follows:

                                                              PERFORMANCE
                                                                SHARES
                                                              -----------
Outstanding, December 31, 2003..............................    705,326
  Granted...................................................    218,761
  Canceled..................................................    (31,648)
  Paid......................................................   (260,053)
                                                               --------
Outstanding, December 31, 2004..............................    632,386
  Granted...................................................    532,173
  Canceled..................................................    (41,275)
  Paid......................................................   (223,937)
                                                               --------
Outstanding, December 31, 2005..............................    899,347
                                                               --------

The weighted-average grant-date fair value of performance shares issued in 2005, 2004, and 2003, was $19.84, $22.06, and $20.72 per share, respectively.

Summarized below are changes in stock-option balances.

                                                              SHARES UNDER   WEIGHTED-AVERAGE
                                                                 OPTION       EXERCISE PRICE
                                                              ------------   ----------------
Outstanding, January 1, 2004................................   14,970,869         $21.13
     Granted................................................    2,049,676          23.97
     Exercised..............................................   (1,720,752)         14.30
     Canceled...............................................     (982,205)         27.91
                                                               ----------
Outstanding, December 31, 2004..............................   14,317,588          21.89
                                                               ----------
Exercisable, December 31, 2004..............................   10,376,435          21.94
                                                               ----------
Outstanding, January 1, 2005................................   14,317,588          21.89
     Granted................................................       15,470          20.65
     Exercised..............................................   (1,591,381)         15.14
     Canceled...............................................     (551,381)         29.12
                                                               ----------
Outstanding and exercisable, December 31, 2005..............   12,190,296          22.45
                                                               ----------

Stock options expire 10 to 20 years following date of grant. The weighted-average fair value of options granted in 2005 ($4.99) and 2004 ($7.83) was determined using the Black-Scholes option-pricing model with the following assumptions:

                                                              2005   2004   2003
                                                              ----   ----   ----
ACTUARIAL ASSUMPTIONS
  Risk-free interest rate...................................   4.1%   3.4%   3.0%
  Life (years)..............................................   0.9    4.5    4.4
  Volatility................................................  19.7%  34.1%  36.9%

Options granted in 2005 principally represent shares acquired under the employee stock-purchase plan that are required to be treated as stock options by SFAS No.
123. These options have a life of less than 1 year and therefore have a low Black-Scholes value.

Summarized below is information regarding stock options outstanding and exercisable at December 31, 2005.

                                                          OUTSTANDING AND EXERCISABLE OPTIONS
                                                    ------------------------------------------------
                                                                 WEIGHTED-AVERAGE
                                                                    REMAINING       WEIGHTED-AVERAGE
                                                      NUMBER     CONTRACTUAL LIFE       EXERCISE
RANGE OF EXERCISE PRICE                             ----------   ----------------   ----------------
$7  to $12........................................     795,844   4.8 years               $11.69
$13 to $21........................................   6,608,750   5.9                      16.82
$22 to $29........................................   1,949,264   8.6                      23.98
$30 to $37........................................   1,255,597   7.1                      34.47
$38 to $45........................................   1,580,841   1.1                      39.97
                                                    ----------
                                                    12,190,296
                                                    ----------

See Note 2 for additional information regarding accounting for stock-based employee compensation.

Employee Stock-Purchase Plan -- Our stock-purchase plan allowed U.S. and Canadian employees to purchase Pactiv stock at a 15% discount, subject to an annual limitation of $25,000. In 2005, 2004, and 2003, employees purchased 199,114, 270,298, and 333,239 shares of stock, respectively, at a weighted-average price of $17.66, $19.52, and $17.38 per share, respectively. We terminated the plan on December 31, 2005.

Employee 401(k) Plans -- We have qualified 401(k) plans for employees under which eligible participants may make contributions equal to a percentage of their annual salary. For 2005 and prior years we matched a portion of such contributions with Pactiv common stock. Beginning in March 2006, the match will be in cash. The company or plan participants may contribute additional amounts in accordance with the plans' terms. In 2005, 2004, and 2003, we incurred 401(k) plan expense of $10 million, $11 million, and $13 million, respectively.

Grantor Trust -- In November 1999, we established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called "rabbi trust" is designed to assure the payment of deferred-compensation and supplemental pension benefits. These shares are not considered outstanding for purposes of financial reporting.

QUALIFIED OFFER RIGHTS PLAN

In November 1999, we adopted a qualified offer rights plan (QORP). Its purpose is to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the company in a transaction that would not be in the best interest of shareholders. Under this plan, if a person becomes a beneficial owner of 20% or more of our outstanding common stock without a qualified offer, any right holder other than the 20% holder is entitled to purchase common stock having a market value of twice the right's exercise price.

Rights are not exercisable in connection with a qualified offer. A qualified offer is defined as an all-cash tender offer for all outstanding shares of common stock that is fully financed, remains open for a period of at least 60 business days, results in the offeror owning at least 85% of the common stock after consummation of the offer, assures a prompt second-step acquisition of shares not purchased in the initial offer at the same price as in the initial offer, and meets certain other requirements.

In connection with the adoption of the QORP, the board of directors also adopted an evaluation mechanism. It calls for an independent board committee (the Three-year Independent Director Evaluation (TIDE) Committee) to review, on an ongoing basis, the QORP and developments in rights plans in general. Based on its review, the TIDE Committee can recommend modification or termination of the plan. At least every 3 years, the TIDE Committee is required to report to the board whether the QORP continues to be in the best interest of shareholders. In May 2005, upon consideration and advice of the TIDE Committee, the board determined to retain the QORP.

EARNINGS PER SHARE

Earnings from continuing operations per share of common stock outstanding were computed as follows:

                                                         2005           2004           2003
(In millions, except share and per-share data)       ------------   ------------   ------------
BASIC EARNINGS PER SHARE
Income from continuing operations..................  $        143   $        138   $        176
Average number of shares of common stock
  outstanding......................................   147,182,776    151,289,798    157,932,323
                                                     ------------   ------------   ------------
Basic earnings from continuing operations per
  share............................................  $       0.97   $       0.91   $       1.11
                                                     ------------   ------------   ------------
DILUTED EARNINGS PER SHARE
Income from continuing operations..................  $        143   $        138   $        176
Average number of shares of common stock
  outstanding......................................   147,182,776    151,289,798    157,932,323
Effect of dilutive securities
  Stock options....................................     1,328,286      2,033,810      1,726,512
  Performance shares...............................       338,356        439,548        484,765
                                                     ------------   ------------   ------------
Average number of shares of common stock
  outstanding including dilutive securities........   148,849,418    153,763,156    160,143,600
                                                     ------------   ------------   ------------
Diluted earnings from continuing operations per
  share............................................  $       0.96   $       0.90   $       1.10
                                                     ------------   ------------   ------------

The following table summarizes annual repurchases of our common stock.

                                                                       AVERAGE PRICE
                                                          NUMBER OF      PAID PER      TOTAL OUTLAY
                                                            SHARES         SHARE       (IN MILLIONS)
                                                          ----------   -------------   -------------
2005....................................................   8,614,222      $19.00            164
2004....................................................  10,148,500      $22.71            230
2003....................................................   4,312,600      $20.24             87

NOTE 12. PREFERRED STOCK

Pactiv has 50 million shares of preferred stock ($0.01 par value) authorized, none of which was issued at December 31, 2005. We have reserved 750,000 shares of preferred stock for the QORP.

NOTE 13. PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

We have pension plans that cover substantially all of our employees. Benefits are based on years of service and, for most salaried employees, final average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy requirements of applicable laws and regulations. Plan assets of our U.S. qualified plan consist principally of equity and fixed-income securities and included 4,108,808 shares of Pactiv stock with a fair-market value of $89 million at December 31, 2005. Effective December 31, 2004, after the plans' September 30 measurement date, the company's two U.S. qualified pension plans were merged. The merger had no effect on participants' benefits or any other substantive features of the plans. However, the merger resulted in a write-off of pension assets of $203 million and the recording of corresponding reductions of pension liabilities, equity (other comprehensive income), and deferred-tax liabilities of $88 million, $72 million, and $43 million, respectively. The merger had a negligible impact on pension plan income.

We have post-retirement health-care and life-insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, co-payments, and other limitations. These post-retirement plans are not funded. We reserve the right to change post-retirement plans.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. The Act expands Medicare coverage, primarily by adding a prescription-drug benefit for Medicare-eligible participants, starting in 2006. The Act provides employers currently sponsoring prescription-drug programs for Medicare-eligible participants with a range of options for coordination with the new government-sponsored program to potentially reduce employers' costs. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the costs of employers' programs.

Our plans currently provide prescription-drug benefits that will be coordinated with the related Medicare benefits. As a result, at September 30, 2004, the plans' accumulated benefit obligation was reduced by $8 million. For accounting purposes, this amount will be treated as an actuarial gain. The enactment of the Act also reduced 2005's net periodic benefit cost by approximately $1 million.

We anticipate receiving subsidies from Medicare for prescription drug benefits of approximately $2 million per year for the next five years, which will reduce our plans' expense by a similar amount.

     Financial data pertaining to our pension- and post-retirement benefit plans appears below.

                                                                                POST-RETIREMENT
                                                               PENSION PLANS         PLANS
                                                              ---------------   ---------------
                                                               2005     2004     2005     2004
(In millions)                                                 ------   ------   ------   ------
Accumulated benefit obligation, September 30................  $4,102   $3,821    $ --     $ --
Changes in projected benefit obligations
Benefit obligations at September 30 of the previous year....   3,862    3,833      98      105
  Currency-rate conversion..................................      (4)       3      --       --
  Service cost of benefits earned...........................      21       26       1        1
  Interest cost of benefit obligations......................     233      232       6        6
  Actuarial losses..........................................     295       29       2       (6)
  Benefits paid.............................................    (269)    (259)    (12)     (12)
  Participant contributions.................................      --       --       4        4
  Impact of SFAS No. 88(1)..................................      --       (2)     --       --
                                                              ------   ------    ----     ----
  Benefit obligations at September 30.......................  $4,138   $3,862    $ 99     $ 98
                                                              ------   ------    ----     ----
Changes in fair value of plan assets
  Fair value at September 30 of the previous year...........  $3,500   $3,340    $ --     $ --
  Currency-rate conversion..................................      (2)       1      --       --
  Actual return on plan assets..............................     401      400      --       --
  Employer contributions(2).................................       6       18       8        8
  Participant contributions.................................      --       --       4        4
  Benefits paid.............................................    (269)    (259)    (12)     (12)
                                                              ------   ------    ----     ----
  Fair value at September 30................................  $3,636   $3,500    $ --     $ --
                                                              ------   ------    ----     ----
Development of amounts recognized in the statement of
  financial position
  Funded status at September 30.............................    (502)    (362)    (99)     (98)
  Contributions during the fourth quarter...................       4        2       2        2
  Unrecognized costs
     Actuarial losses.......................................   1,849    1,647      36       38
     Prior-service costs....................................       9       11      (2)      (3)
                                                              ------   ------    ----     ----
  Net amount recognized at December 31......................  $1,360   $1,298    $(63)    $(61)
                                                              ------   ------    ----     ----
Amounts recognized in the statement of financial position
  Prepaid benefit costs.....................................  $   --   $  203    $ --     $ --
  Contributions during the fourth quarter...................       4        2      --        2
  Accrued benefit costs.....................................    (468)    (411)    (63)     (63)
  Intangible assets.........................................      10       11      --       --
  Accumulated other comprehensive loss......................   1,814    1,493      --       --
                                                              ------   ------    ----     ----
  Net amount recognized at December 31......................  $1,360   $1,298    $(63)    $(61)
                                                              ------   ------    ----     ----

---------------

(1) SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

(2) 2004 employer contributions included $12 million provided by another participating employer.

The additional minimum liability for our pension plans was $1.823 billion and $1.504 billion at December 31, 2005, and 2004, respectively. Another comprehensive loss of $141 million after tax was recognized in 2005 as a result of the merger of the two U.S. plans, changes in discount rate assumptions, the use of updated mortality tables in 2005, and the sale of the protective- and flexible-packaging businesses. The total additional minimum liability recorded in accumulated other comprehensive income was $1.120 billion after tax at December 31, 2005.

Benefit payments expected to be made under the pension plans and post-retirement benefit plans over the next 10 years are summarized below.

                                                                                 POST-RETIREMENT
                                                                              PLANS, NET OF EXPECTED
                                                              PENSION PLANS      MEDICARE SUBSIDY
(In millions)                                                 -------------   ----------------------
2006........................................................     $  270                $10
2007........................................................        271                  8
2008........................................................        271                  8
2009........................................................        272                  8
2010........................................................        276                  8
2011-2015...................................................      1,432                 41

We expect to contribute $7 million to our foreign and non-qualified pension plans and $10 million to our post-retirement benefit plans in 2006.

The impact of pension plans on pretax income from continuing operations was as follows:

                                                              2005    2004    2003
(In millions)                                                 -----   -----   -----
Components of periodic benefit income (expense)
  Service cost of benefits earned...........................  $ (20)  $ (25)  $ (28)
  Interest cost of benefit obligations......................   (231)   (230)   (232)
  Expected return on plan assets............................    344     346     349
Amortization of:
  Unrecognized net losses...................................    (36)    (31)    (14)
  Unrecognized prior-service costs..........................     (3)     (4)     (5)
                                                              -----   -----   -----
Total net periodic benefit income...........................  $  54   $  56   $  70
                                                              -----   -----   -----

Pension-plan actuarial assumptions are shown below.

                                                              2005   2004   2003
SEPTEMBER 30                                                  ----   ----   ----
Actuarial assumptions
  Discount rate.............................................  5.69%  6.24%  6.24%
  Compensation increases....................................  3.99   4.00   4.08
  Return on assets..........................................  8.97   8.97   8.97

For all of our worldwide pension plans, accumulated benefit obligations totaled $4.102 billion and $3.821 billion at December 31, 2005, and 2004, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets were as follows:

                                                               2005     2004
SEPTEMBER 30 (In millions)                                    ------   ------
Projected benefit obligations...............................  $4,138   $3,862
Accumulated benefit obligations.............................   4,102    3,821
Fair value of plan assets...................................   3,636    3,500

The discount-rate assumption for our U.S. plan is based on the composite yield on a portfolio of high-quality corporate bonds constructed with durations to match the plan's future benefit obligations. In this connection, the discount-rate assumption for our U.S. plan at our September 30 measurement was 5.7% for 2005, and 6.25% for 2004.

In developing actuarial assumptions for the return on pension-plan assets, we receive independent input on asset-allocation strategies, projections regarding long-term rates of return on various asset classes, risk-free rates of return, and long-term inflation rates. Since inception in 1971, our U.S. qualified pension plan's annual rate of return on assets has averaged 11%. At December 31, 2005, and 2004, the percentage of pension plan assets invested in equity securities and fixed-income securities was 70% and 30%, respectively. A mixture of equity and fixed-income investments is used to maximize the long-term return on pension-plan assets for a prudent level of risk. Risk tolerances are established based on careful consideration of plan liabilities, plan funded status, and the company's financial condition. The plan's investment portfolio contains a diversified mix of equity and fixed-income investments. Equity investments include U.S. and non-U.S. stocks, as well as growth, value, and small- and large-capitalization stocks. Other asset classes, such as private equity investments, are used judiciously to enhance long-term returns while increasing portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. After considering of all of these factors, we concluded that a 9% rate of return on assets assumption for our U.S. plan was appropriate for 2005 and 2004.

We use a market-related method for calculating the value of plan assets. This method recognizes the difference between actual and expected returns on plan assets over a 5-year period. Resulting unrecognized gains or losses, along with other actuarial gains and losses, are amortized using the "corridor approach" discussed in SFAS No. 87.

Based on long-term projections and regulations in existence at December 31, 2005, we do not expect to be required to contribute cash to our U.S. qualified pension plan through at least 2014. We make contributions of approximately $7 million annually to our nonqualified retirement plans for supplemental benefits. Our foreign subsidiaries contributed $2 million to various pension plans in 2005.

The impact of post-retirement benefit plans on pretax income from continuing operations was as follows:

                                                              2005   2004   2003
(In millions)                                                 ----   ----   ----
Service cost of benefits earned.............................  $ 1    $ 1    $ 1
Interest cost of benefit obligations........................    6      6      7
Prior-service costs.........................................   (1)    --      1
Losses......................................................    3      4      3
                                                              ---    ---    ---
Total post-retirement benefit-plan costs....................  $ 9    $11    $12
                                                              ---    ---    ---

Actuarial assumptions used to determine post-retirement benefit obligations follow.

                                                              2005    2004    2003
                                                              -----   -----   -----
Actuarial assumptions
  Health-care cost inflation(a).............................   10.0%   10.0%     11.0%
  Discount rate.............................................    5.70    6.25      6.25

---------------

(a) Assumed to decline to 5% in 2011.

A one percentage-point change in assumed health-care cost inflation would have the following effects:

                                                              1% INCREASE   1% DECREASE
(In millions)                                                 -----------   -----------
Effect on total service and interest costs..................      $--           $--
Effect on post-retirement benefit obligations...............       3             (3)

We contributed $8 million in both 2005 and 2004 to fund post-retirement medical-plan obligations. We expect to contribute $10 million to fund our post-retirement medical-plan obligations in 2006.

NOTE 14. SEGMENT AND GEOGRAPHIC AREA INFORMATION

We report the results of our segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." We reclassified our reporting segments following the sale of most of our protective- and flexible- packaging businesses. Our three segments are Consumer Products, Foodservice/Food Packaging, and Other. See Note 1 for additional details.

Products are transferred between segments and among geographic areas at, as nearly as possible, market value. Wal-Mart Stores, Inc. accounted for 15.3% and 15.2% of our consolidated sales in 2005 and 2004, respectively. These sales were reflected primarily in the results of the Consumer Products segment and, to a lesser extent, in the results of the Foodservice/Food Packaging segment. Our backlog of orders is not material.

The following table sets forth certain segment information.

                                                                   FOODSERVICE/
                                                        CONSUMER       FOOD
                                                        PRODUCTS    PACKAGING     OTHER        TOTAL
(In millions)                                           --------   ------------   ------       ------
FOR THE YEAR ENDING DECEMBER 31, 2005
Sales to external customers...........................   $  989       $1,767      $   --       $2,756
Depreciation and amortization.........................       55           83           8          146
Operating income......................................      112(a)       186(b)        2(c)       300
Total assets..........................................    1,159        1,347         314        2,820
Capital expenditures from continuing operations.......       25           91           5          121
Noncash items other than depreciation and
  amortization........................................       --           (1)        (54)(e)      (55)
FOR THE YEAR ENDING DECEMBER 31, 2004
Sales to external customers...........................   $  934       $1,610      $   --       $2,544
Depreciation and amortization.........................       53           78           8          139
Operating income......................................      175(a)       112(b)       10(c)       297
Total assets..........................................    1,022        1,157       1,562(d)     3,741
Capital expenditures from continuing operations.......       16           58           4           78
Noncash items other than depreciation and
  amortization........................................       --           32         (56)(e)      (24)
FOR THE YEAR ENDING DECEMBER 31, 2003
Sales to external customers...........................   $  888       $1,491      $   --       $2,379
Depreciation and amortization.........................       51           77           7          135
Operating income......................................      195          193(b)       33(c)       421
Total assets..........................................    1,005        1,296       1,405(d)     3,706
Capital expenditures from continuing operations.......       24           61           4           89
Noncash items other than depreciation and
  amortization........................................       --           (1)        (70)(e)      (71)

---------------

(a) Includes restructuring and other charges of $1 million in 2005 and $4 million in 2004.

(b) Includes restructuring and other charges/(credits) of $5 million, $72 million, and $(1) million in 2005, 2004, and 2003, respectively.

(c) Includes pension-plan income, unallocated corporate expense, and $3 million restructuring and other charges in 2004.

(d) Includes assets related to pension plans (net) and administrative-service operations and assets held for sale, which were previously reported in the Protective and Flexible Packaging Segment. Assets from discontinued operations were $739 million at December 31, 2004 and $705 million at December 31, 2003.

(e) Includes pension-plan income.

The following table sets forth certain geographic area information.

                                                                GEOGRAPHIC AREA
                                                              -------------------
                                                              UNITED
                                                              STATES   FOREIGN(A)   TOTAL
(In millions)                                                 ------   ----------   ------
AT DECEMBER 31, 2005, AND FOR THE YEAR THEN ENDED
Sales to external customers(b)..............................  $2,482      $274      $2,756
Long-lived assets(c)........................................   1,115        98       1,213
Total assets................................................   2,513       307       2,820
AT DECEMBER 31, 2004, AND FOR THE YEAR THEN ENDED
Sales to external customers(b)..............................  $2,293      $251      $2,544
Long-lived assets(c)........................................   1,322        94       1,416
Total assets................................................   2,755       986       3,741
AT DECEMBER 31, 2003, AND FOR THE YEAR THEN ENDED
Sales to external customers(b)..............................  $2,067      $312      $2,379
Long-lived assets(c)........................................   1,365       111       1,476
Total assets................................................   2,730       976       3,706

---------------

(a) Sales to external customers and long-lived assets for individual countries (primarily Germany, Canada, and Mexico) were not material.

(b) Geographic assignment is based on location of selling business.

(c) Long-lived assets include all long-term assets other than net assets of discontinued operations, goodwill, intangibles, and deferred taxes.

NOTE 15. COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

Commitments for authorized capital expenditures totaled approximately $50 million at December 31, 2005. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

LEASE COMMITMENTS

Certain of our facilities, equipment, and other assets are leased under long-term arrangements. Minimum lease payments under noncancelable operating leases with lease terms in excess of 1 year are expected to total $22 million, $17 million, $12 million, $9 million, and $6 million for 2006, 2007, 2008, 2009, and 2010, respectively, and $12 million for subsequent years.

Commitments under capital leases are not significant. Total rental costs for continuing operations for 2005, 2004, and 2003 were $25 million, $26 million, and $28 million, respectively, which included minimum rentals under noncancelable operating leases of $25 million, $21 million, and $24 million for the respective periods.

LITIGATION

In November 2004, a law firm purporting to represent more than 1,400 potential plaintiffs, who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998, notified us that it believes we are at least partially responsible for some of such alleged injuries and damages. A predecessor of Pactiv owned the facility from 1978-1983. The letter was addressed to Pactiv and Louisiana-Pacific Corporation, the current owner of the facility, to whom a predecessor of Pactiv sold the facility in 1983. As of the date of this report, 10 lawsuits have been filed in state and federal court in Alabama, seeking unspecified damages. We are not currently able to quantify our financial exposure, if any, relating to this matter. We intend to defend vigorously these lawsuits and any other lawsuits that may be commenced against us by the potential plaintiffs.

In March 2005, we filed a declaratory-judgment action in the United States District Court, Eastern District of Michigan, related to a superfund site in Filer City, Michigan. The final clean-up remedy for the site was pursuant to a U.S. Environmental Protection Agency (EPA) Record of Decision and Administrative Order in 1993, in which the EPA expressly determined that conditions at the site posed no current or potentially unacceptable risk to human health or the environment. We contend that, because of the federal EPA action in 1993, the Michigan Department of Environmental Quality is precluded from demanding that Pactiv undertake additional investigative and remedial work at the site. While we cannot predict the outcome of this proceeding, based on our assessment of the facts and circumstances now known, we do not believe it will have a material effect on our financial position.

On November 3, 2003, we reached an agreement to settle a civil, class-action lawsuit filed in 1999 against Tenneco Inc. (Tenneco), Tenneco Packaging Inc., and Packaging Corporation of America, Tenneco's former containerboard business. As a result of the settlement, we recorded a pretax charge of $56 million, $35 million after tax, or $0.22 per share. This charge included an amount for the estimated liability associated with claimants who opted out of, or were not part of, the class. In the third quarter of 2005, we settled the remaining claims associated with this matter for an amount equal to the reserve previously established for such claims, and made related cash payments of approximately $15 million.

We are party to other legal proceedings arising from our operations. We establish reserves for all of our claims and proceedings when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances now known, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

ENVIRONMENTAL MATTERS

We are subject to a variety of environmental and pollution-control laws and regulations. From time to time, we identify costs or liabilities arising from compliance with environmental laws and regulations. When related liabilities are probable and can be reasonably estimated, we establish appropriate reserves. Estimated liabilities may change as additional information becomes available. We appropriately adjust our reserves as new information on possible clean-up costs, expense and effectiveness of alternative clean-up methods, and other potential liabilities is received. We do not expect that any additional liabilities recorded as a result of the availability of new information will have a material adverse effect on our financial position. However, such costs could have a material effect on our results of operations or cash flows in a particular period.

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               INCOME (LOSS)
                                                                 INCOME FROM       FROM
                                       COST OF   RESTRUCTURING   CONTINUING    DISCONTINUED
                              SALES     SALES      AND OTHER     OPERATIONS     OPERATIONS     NET INCOME
(In millions)                 ------   -------   -------------   -----------   -------------   ----------
2005
  First quarter.............  $  613   $  463         $ 6           $ 21           $  1           $ 22
  Second quarter............     707      525          --             37            (79)           (42)
  Third quarter.............     695      507          --             42             (3)            39
  Fourth quarter............     741      540          --             43             (8)            35
                              ------   ------         ---           ----           ----           ----
                              $2,756   $2,035         $ 6           $143           $(89)          $ 54
                              ------   ------         ---           ----           ----           ----
2004
  First quarter.............  $  575   $  395         $64           $ --           $ --           $ --
  Second quarter............     654      453          11             47              5             52
  Third quarter.............     652      464          (2)            49              7             56
  Fourth quarter............     663      483           6             42              5             47
                              ------   ------         ---           ----           ----           ----
                              $2,544   $1,795         $79           $138           $ 17           $155
                              ------   ------         ---           ----           ----           ----

                              BASIC EARNINGS PER SHARE            DILUTED EARNINGS PER SHARE
                                 OF COMMON STOCK(A)                   OF COMMON STOCK(A)           STOCK PRICE/ SHARE
                         ----------------------------------   ----------------------------------   -------------------
                         CONTINUING   DISCONTINUED    NET     CONTINUING   DISCONTINUED    NET
                         OPERATIONS    OPERATIONS    INCOME   OPERATIONS    OPERATIONS    INCOME     HIGH       LOW
                         ----------   ------------   ------   ----------   ------------   ------   --------   --------
2005
  First quarter........    $0.14         $ 0.01      $ 0.15     $0.14         $ 0.01      $ 0.15    $25.58     $21.39
  Second quarter.......     0.25          (0.53)      (0.28)     0.24          (0.52)      (0.28)    23.85      20.98
  Third quarter........     0.28          (0.02)       0.26      0.28          (0.02)       0.26     22.38      16.91
  Fourth quarter.......     0.30          (0.05)       0.25      0.30          (0.05)       0.25     22.19      16.50
  Total year...........     0.97          (0.60)       0.37      0.96          (0.60)       0.36     25.58      16.50
2004
  First quarter........    $  --         $   --      $   --     $  --         $   --      $   --    $23.96     $19.80
  Second quarter.......     0.31           0.03        0.34      0.30           0.03        0.33     25.28      21.55
  Third quarter........     0.33           0.05        0.38      0.32           0.05        0.37     25.16      22.10
  Fourth quarter.......     0.28           0.04        0.32      0.28           0.03        0.31     25.73      22.30
  Total year...........     0.91           0.11        1.02      0.90           0.11        1.01     25.73      19.80

---------------

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

         CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS
            OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements included in this Annual Report on Form 10-K, including statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and in the notes to the financial statements, are "forward-looking statements." All statements other than statements of historical fact, including statements regarding prospects and future results, are forward-looking. These forward-looking statements generally can be identified by the use of terms and phrases such as "will", "believe", "anticipate", "may", "might", "could", "expect", "estimated", "projects", "intends", "foreseeable future", and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on our current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While we believe that the assumptions underlying these forward-looking statements are reasonable and make the statements in good faith, actual results almost always vary from expected results, and differences could be material.

In the "Risk Factors" section (Item 1A), we have attempted to list some of the factors that we believe could cause our actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include the following:

     - Changes in consumer demand and selling prices for our products, including new products that our competitors or we may introduce that could impact sales and margins.

     - Material substitutions and changes in costs of raw materials, including plastic resins, labor, utilities, or transportation that could impact our expenses and margins.

     - Changes in laws or governmental actions, including changes in regulations such as those relating to air emissions or plastics generally.

     - The availability or cost of capital could impact growth or acquisition opportunities.

     - Workforce factors such as strikes or other labor interruptions.

     - The general economic, political, and competitive conditions in countries in which we operate, including currency fluctuations and other risks associated with operating outside of the U. S.

     - Changes in (1) assumptions regarding the long-term rate of return on pension assets and other factors, (2) the discount rate, and (3) the level of amortization of actuarial gains and losses.

     - Proposed changes in U.S. and/or foreign governmental regulations relating to pension-plan funding.

     - Changes enacted by the Securities and Exchange Commission, the Financial Accounting Standards Board, or other regulatory or accounting bodies. See "Changes in Accounting Principles."

     - Competition from producers located in countries that have lower labor and other costs.

     - Our ability to integrate new businesses that we may acquire or to dispose of businesses or business segments that we may wish to divest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been no change in accountants, nor has there been any disagreement with our accountants on accounting principles financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and we and such officers have concluded that such controls and procedures were adequate and effective as of December 31, 2005. We completed our evaluation of such controls and procedures in connection with the preparation of this annual report on Form 10-K on March 15, 2006.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein. There have been no changes in internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to affect internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding our executive officers required by this Item 10 is set forth in Item 4.1 of Part I, "Executive Officers of the Registrant."

The following information required by this Item 10 is included in our Proxy Statement related to our May 19, 2006, Annual Meeting of Shareholders, and is incorporated by reference herein.
     - Information regarding our directors
     - Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934
     - Information regarding our code of ethics

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding the compensation of certain of the company's executive officers required by this Item 11 is included in our Proxy Statement related to our May 19, 2006, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters of the company required by this Item 12 is included in our Proxy Statement related to our May 19, 2006, Annual Meeting of Shareholders, and is incorporated by reference herein.

The following table summarizes our equity-compensation plans at December 31, 2005.

                                                                                           NUMBER OF SHARES
                                              NUMBER OF SHARES                             OF COMMON STOCK
                                               OF COMMON STOCK                           AVAILABLE FOR FUTURE
                                              TO BE ISSUED UPON     WEIGHTED-AVERAGE        ISSUANCE UNDER
                                                 EXERCISE OF        EXERCISE PRICE OF          EQUITY-
PLAN CATEGORY                                OUTSTANDING OPTIONS   OUTSTANDING OPTIONS    COMPENSATION PLANS
-------------                                -------------------   -------------------   --------------------
Equity-compensation plans approved by
  shareholders.............................      13,089,643(1)           $22.45                9,380,016
Equity-compensation plans not approved by
  shareholders.............................         605,452(2)           $18.60(3)             1,884,095(4)
                                                 ----------                                   ----------
Total......................................      13,695,095              $22.30               11,264,111
                                                 ----------                                   ----------

---------------

(1) Includes outstanding options and performance-share awards. Stock options generally expire 10 to 20 years after date of grant and vest over 1 to 3 years. Outstanding performance-share awards are subject to vesting based on future performance criteria and/or continued employment, and will be paid in stock, except for executive officers who will be paid 50% in cash and 50% in stock. See Note 11 to the financial statements for additional information.

(2) Includes shares purchased or available for purchase by employees pursuant to our employee stock-purchase plan, which allows U.S. and Canadian employees to purchase Pactiv common stock at a 15% discount, subject to an annual limitation of $25,000. This plan ended on December 31, 2005. See Note 11 to the financial statements for additional information regarding this plan. Also includes Pactiv common stock index units (common stock equivalents) held pursuant to the company's deferred-compensation plan (576,682 at December 31, 2005).

(3) Represents the price of pending purchases of common stock (28,770 shares at December 31, 2005) under the company's employee stock- purchase plan.

(4) Represents shares reserved for issuance under the employee stock -purchase plan, less shares purchased but not yet issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this Item 13 is included in our Proxy Statement related to our May 19, 2006, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item 14 is included in our Proxy Statement related to our May 19, 2006, Annual Meeting of Shareholders, and is incorporated by reference herein.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS INCLUDED IN ITEM 8

See "Index of Financial Statements of Pactiv Corporation and Consolidated Subsidiaries" in Item 8, "Financial Statements and Supplementary Data."

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 15

                                                               PAGE
                                                               ----
Schedule II -- Valuation and qualifying accounts -- three
  years ended December 31, 2005.............................    63

SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I -- Condensed financial information of
  registrant................................................
Schedule III -- Real estate and accumulated depreciation....
Schedule IV -- Mortgage loans on real estate................
Schedule V -- Supplemental information concerning
  property -- casualty insurance operations.................

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

               COLUMN A                    COLUMN B            COLUMN C            COLUMN D     COLUMN E
---------------------------------------  ------------   -----------------------   ----------   ----------
                                                               ADDITIONS
                                                        -----------------------
                                                        CHARGED TO   CHARGED TO
                                                        (REVERSED    (REVERSED
                                          BALANCE AT      FROM)        FROM)                   BALANCE AT
                                         BEGINNING OF   COSTS AND      OTHER                     END OF
              DESCRIPTION                    YEAR        EXPENSES     ACCOUNTS    DEDUCTIONS      YEAR
              -----------                ------------   ----------   ----------   ----------   ----------
Allowance for doubtful accounts
  Year ended December 31, 2005.........      $ 6           $ 4          $ 1          $(1)           8
  Year ended December 31, 2004.........        7             5           --           (6)           6
  Year ended December 31, 2003.........        7            (2)           2           --            7
Inventory valuation
  Year ended December 31, 2005.........      $47           $ 8          $--          $--           55
  Year ended December 31, 2004.........       (4)           51           --           --           47
  Year ended December 31, 2003.........      (16)           12           --           --           (4)
Deferred tax asset valuation
  Year ended December 31, 2005.........      $25           $--          $(1)         $--           24
  Year ended December 31, 2004.........        8            15            2           --           25
  Year ended December 31, 2003.........        7             1           --           --            8
Fixed asset valuation
  Year ended December 31, 2005.........      $13           $ 1          $--          $--           14
  Year ended December 31, 2004.........        6             7           --           --           13
  Year ended December 31, 2003.........        7            (1)          --           --            6

INDEX OF EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Exhibits designated with an asterisk are filed with this report; all other exhibits are incorporated by reference.)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   2          Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
              Pactiv Corporation's Current Report on Form 8-K dated
              November 11, 1999, File No. 1-15157).
   3.1        Restated Certificate of Incorporation of the registrant
              (incorporated herein by reference to Exhibit 3.1 to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
   3.2        Amended and Restated By-laws of the registrant adopted May
              17, 2001(incorporated herein by reference to Exhibit 3.2 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended June 30, 2001, File No. 1-15157).
   4.1        Specimen Stock Certificate of Pactiv Corporation Common
              Stock (incorporated herein by reference to Exhibit 4.1 to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.2(a)     Qualified Offer Plan Rights Agreement, dated as of November
              4, 1999, by and between the registrant and First Chicago
              Trust Company of New York, as Rights Agent (incorporated
              herein by reference to Exhibit 4.2 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
   4.2(b)     Amendment No. 1 to Rights Agreement, dated as of November 7,
              2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit
              4.4(a) to Pactiv Corporation's Registration Statement on
              Form S-8, File No. 333-101121).
   4.3(a)     Indenture, dated September 29, 1999, by and between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.1 to Tenneco
              Packaging Inc.'s Registration Statement on Form S-4, File
              No. 333-82923).
   4.3(b)     First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(b) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(c)     Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(c) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(d)     Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(d) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(e)     Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(e) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.3(f)     Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
              registrant and The Chase Manhattan Bank, as Trustee
              (incorporated herein by reference to Exhibit 4.3(f) to
              Pactiv Corporation's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1999, File No. 1-15157).
   4.4        Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
              Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   9          None.
  10.1        Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
              herein by reference to Exhibit 16.1 to Tenneco Inc.'s
              Current Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.2        Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
              Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.3        Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
              registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
              for quarterly period ended September 30, 1999, File No.
              1-12387).
  10.4        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Executive Incentive Compensation Plan (incorporated
              herein by reference to Exhibit 10.5 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.5        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.6        Pactiv Corporation Change in Control Severance Benefit Plan
              for Key Executives, amended and restated as of March 1, 2005
              (incorporated herein by reference to Exhibit 10.6 to Pactiv
              Corporation's Annual Report on Form 10-K for the year ended
              December 31, 2004, File No. 1-12387).
  10.7        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Deferred Compensation Plan (in corporated herein by
              reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.8        Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.9        Employment Agreement, dated as of March 11, 1997, by and
              between Richard L. Wambold and Tenneco Inc. (incorporated
              herein by reference to Exhibit 10.17 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.10       Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.11       Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.12       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.13       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.14       Pactiv Corporation 2002 Incentive Compensation Plan
              (incorporated herein by reference to Exhibit 4.7 to Pactiv
              Corporation's Registration Statement on Form S-8, File No.
              333-101121).
  10.15       Credit Agreement, dated as of May 27, 2004, among the
              registrant, Bank of America, N.A., as Administrative Agent,
              Bank One, as Syndication Agent and L/C Issuer, BNP Paribas,
              Suntrust Bank, and Citicorp North America, Inc., as
              Co-Documentation Agents, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 2004, File No.
              1-15157).
  10.16       Pactiv Corporation Defined Retirement Savings Plan
              (incorporated herein by reference to Exhibit 10.16 to Pactiv
              Corporation's Annual Report on Form 10-K for the year ended
              December 31, 2004, File No. 1-15157).
  10.17       Form of Pactiv Corporation Non-Qualified Stock Option Award
              Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation's Annual Report on Form 10-K for the
              year ended December 31, 2004, File No. 1-15157).
  10.18       Form of Pactiv Corporation Performance Share Award Agreement
              (incorporated herein by reference to Exhibit 10.18 to Pactiv
              Corporation's Annual Report on Form 10-K for the year ended
              December 31, 2004, File No. 1-15157).
  10.19       Summary of Compensation Arrangements of Directors
              (incorporated herein by reference to Exhibit 10.19 to Pactiv
              Corporation's Annual Report on Form 10-K for the year ended
              December 31, 2004, File No. 1-15157).
  10.20       Summary of Named Executive Officer Compensation Arrangements
              (incorporated herein by reference to Exhibit 10.20 to Pactiv
              Corporation's Annual Report on Form 10-K for the year ended
              December 31, 2004, File No. 1-15157).
  10.21       Stock Purchase agreement dated as of June 23, 2005, among
              Pactiv Corporation and certain of its affiliates, as
              sellers, and PFP Holding II Corporation, as purchaser
              (incorporated herein by reference to Exhibit 10.21 to Pactiv
              Corporation's Current Report on Form 8-K dated June 23,
              2005, File No. 1-15157).
  11          None.
  13          None.
  14          Code of Ethical Conduct for Financial Managers (posted to
              company's website, www.pactiv.com) in accordance with Item
              406(c) (2) of Regulation S-K.
  15          None.
  16          None.
  18          None.
* 21          List of subsidiaries of Pactiv Corporation.
  22          None.
* 23.1        Consent of Ernst & Young LLP.
* 24          Powers of Attorney for the following directors of Pactiv
              Corporation: Larry D. Brady, K. Dane Brooksher, Robert J.
              Darnall, Mary R. (Nina) Henderson, N. Thomas Linebarger,
              Roger B. Porter, and Norman H. Wesley.
* 31.1        Rule 13a-14(a)/15d-14(a) Certification.
* 31.2        Rule 13a-14(a)/15d-14(a) Certification.
**32.1        Section 1350 Certification.
**32.2        Section 1350 Certification.

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

Date: March 16, 2006

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

/s/ RICHARD L. WAMBOLD                               Chairman, President, Chief           March 16, 2006
------------------------------------------------       Executive Officer and Director
     Richard L. Wambold                                (principal executive officer)


/s/ ANDREW A. CAMPBELL                               Senior Vice President and Chief      March 16, 2006
------------------------------------------------       Financial Officer (principal
     Andrew A. Campbell                                financial and accounting
                                                       officer)


/s/ LARRY D. BRADY*                                  Director                             March 16, 2006
------------------------------------------------
     Larry D. Brady


/s/ K. DANE BROOKSHER*                               Director                             March 16, 2006
------------------------------------------------
     K. Dane Brooksher


/s/ ROBERT J. DARNALL*                               Director                             March 16, 2006
------------------------------------------------
     Robert J. Darnall


/s/ MARY R. (NINA) HENDERSON*                        Director                             March 16, 2006
------------------------------------------------
     Mary R. (Nina) Henderson


/s/ N. THOMAS LINEBARGER*                            Director                             March 16, 2006
------------------------------------------------
     N. Thomas Linebarger


/s/ ROGER B. PORTER*                                 Director                             March 16, 2006
------------------------------------------------
     Roger B. Porter


/s/ NORMAN H. WESLEY*                                Director                             March 16, 2006
------------------------------------------------
     Norman H. Wesley


 *By:   /s/ JAMES V. FAULKNER, JR.                                                        March 16, 2006
         -----------------------------------------
              James V. Faulkner, Jr.
              Attorney-in-fact