Form 10-Q
period 2006-03-31
PACTIV CORP
filed 2006-05-10
CIK 1089976

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 141,149,790 as of April 30, 2006. (See Notes to Financial Statements.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..................    3
     Consolidated Statement of Income.......................    3
     Condensed Consolidated Statement of Financial              4
      Position..............................................
     Condensed Consolidated Statement of Cash Flows.........    5
     Notes to Financial Statements..........................    6
  Item 2. Management's Discussion and Analysis of Financial    12
     Condition and Results of Operations....................
  Item 3. Quantitative and Qualitative Disclosures About       20
     Market Risk............................................
  Item 4. Controls and Procedures...........................   21


PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings*................................   22
  Item 1A. Risk Factors.....................................   22
  Item 2. Unregistered Sales of Equity Securities and Use of   22
     Proceeds...............................................
  Item 3. Defaults Upon Senior Securities*..................   22
  Item 4. Submission of Matters to a Vote of Security          22
     Holders*...............................................
  Item 5. Other Information*................................   22
  Item 6. Exhibits..........................................   22

---------------

* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2006            2005
(In millions, except share and per-share data)                -------------   -------------
SALES.......................................................  $        680    $        613
COST AND EXPENSES
  Cost of sales, excluding depreciation and amortization....           482             463
  Selling, general and administrative.......................            66              57
  Depreciation and amortization.............................            35              35
  Other expense.............................................             1              --
  Restructuring and other...................................            (1)              6
                                                              ------------    ------------
                                                                       583             561
                                                              ------------    ------------
OPERATING INCOME............................................            97              52
  Interest income...........................................            (2)             --
  Interest expense, net of interest capitalized.............            18              20
  Income-tax expense........................................            30              12
  Share of income of joint ventures.........................            --              (1)
                                                              ------------    ------------
INCOME FROM CONTINUING OPERATIONS...........................            51              21
Income from discontinued operations, net of income taxes....            --               1
                                                              ------------    ------------
NET INCOME..................................................  $         51    $         22
                                                              ------------    ------------
EARNINGS PER SHARE
Average number of shares of common stock outstanding
  Basic.....................................................   142,097,788     148,904,379
  Diluted...................................................   143,733,696     151,118,207
Basic earnings per share of common stock
  Continuing operations.....................................  $       0.36    $       0.14
  Discontinued operations...................................            --            0.01
                                                              ------------    ------------
  Net income per basic share of common stock................  $       0.36    $       0.15
                                                              ------------    ------------
Diluted earnings per share of common stock
  Continuing operations.....................................  $       0.35    $       0.14
  Discontinued operations...................................            --            0.01
                                                              ------------    ------------
  Net income per diluted share of common stock..............  $       0.35    $       0.15
                                                              ------------    ------------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                               MARCH 31, 2006      DECEMBER 31, 2005
(In millions, except share data)                              -----------------   --------------------
ASSETS
Current assets
  Cash and temporary cash investments.......................       $   165              $   172
                                                                   -------              -------
  Accounts and notes receivable
    Trade, less allowances of $7 and $8 at the respective
       dates................................................           289                  299
    Other...................................................            10                   20
                                                                   -------              -------
    Total accounts and notes receivable.....................           299                  319
                                                                   -------              -------
  Inventories
    Finished goods..........................................           176                  148
    Work in process.........................................            50                   41
    Raw materials...........................................            64                   61
    Other materials and supplies............................            40                   39
                                                                   -------              -------
    Total inventories.......................................           330                  289
                                                                   -------              -------
  Other.....................................................            39                   40
                                                                   -------              -------
  Total current assets......................................           833                  820
                                                                   -------              -------
Property, plant, and equipment, net.........................         1,133                1,141
                                                                   -------              -------
Other assets
  Goodwill..................................................           517                  527
  Intangible assets, net....................................           258                  260
  Other.....................................................            69                   72
                                                                   -------              -------
  Total other assets........................................           844                  859
                                                                   -------              -------
TOTAL ASSETS................................................       $ 2,810              $ 2,820
                                                                   -------              -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
    debt....................................................       $     3              $     3
  Accounts payable..........................................           160                  179
  Taxes accrued.............................................            42                   32
  Interest accrued..........................................            25                    8
  Accrued promotions, rebates, and discounts................            65                   70
  Accrued payroll and benefits..............................            45                   69
  Other.....................................................            70                   75
  Liabilities from discontinued operations..................            20                   20
                                                                   -------              -------
  Total current liabilities.................................           430                  456
                                                                   -------              -------
Long-term debt..............................................           869                  869
                                                                   -------              -------
Deferred income taxes.......................................           101                  104
                                                                   -------              -------
Pension and postretirement benefits.........................           516                  525
                                                                   -------              -------
Other.......................................................            40                   37
                                                                   -------              -------
Minority interest...........................................             9                    9
                                                                   -------              -------
Shareholders' equity
  Common stock (141,064,168 and 142,362,441 shares issued
    and outstanding, after deducting 30,719,009 and
    29,420,736 shares held in treasury, at the respective
    dates)..................................................             2                    2
  Premium on common stock and other capital surplus.........           997                1,021
  Accumulated other comprehensive income (loss)
    Currency translation adjustment.........................            32                   34
    Additional minimum pension liability....................        (1,120)              (1,120)
  Retained earnings.........................................           934                  883
                                                                   -------              -------
  Total shareholders' equity................................           845                  820
                                                                   -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................       $ 2,810              $ 2,820
                                                                   -------              -------

The accompanying notes to financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2006   2005
FOR THE THREE MONTHS ENDED MARCH 31 (In millions)             ----   -----
OPERATING ACTIVITIES
Net income..................................................  $ 51   $  22
Less income from discontinued operations....................    --      (1)
                                                              ----   -----
Income from continuing operations...........................    51      21
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations:
  Depreciation and amortization.............................    35      35
  Deferred income taxes.....................................     4       3
  Restructuring and other...................................    (1)      2
  Pension income............................................   (11)    (13)
  Noncash compensation expense..............................     3      --
  Net working capital.......................................   (38)     72
  Other.....................................................     2      (3)
                                                              ----   -----
Cash provided by operating activities -- continuing
  operations................................................    45     117
Cash provided (used) by operating activities -- discontinued
  operations................................................    (3)      9
                                                              ----   -----
CASH PROVIDED BY OPERATING ACTIVITIES.......................    42     126
                                                              ----   -----
INVESTING ACTIVITIES
Expenditures for property, plant, and
  equipment -- continuing operations........................   (17)    (31)
Net proceeds from sale of assets............................     1      --
Acquisitions of businesses and assets.......................    --     (98)
Other continuing operations investing activities............     3      (1)
                                                              ----   -----
Cash used by investing activities -- continuing
  operations................................................   (13)   (130)
Expenditures for property, plant, and
  equipment -- discontinued operations......................    --      (7)
                                                              ----   -----
CASH USED BY INVESTING ACTIVITIES...........................   (13)   (137)
                                                              ----   -----
FINANCING ACTIVITIES
Issuance of common stock....................................    12       4
Purchase of common stock....................................   (46)     --
Retirement of long-term debt................................    --    (169)
Other.......................................................    (3)     11
                                                              ----   -----
CASH USED BY FINANCING ACTIVITIES -- CONTINUING
  OPERATIONS................................................   (37)   (154)
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................     1      (2)
                                                              ----   -----
DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS.............    (7)   (167)
Cash and temporary cash investments, January 1..............   172     222
                                                              ----   -----
CASH AND TEMPORARY CASH INVESTMENTS, MARCH 31...............  $165   $  55
                                                              ----   -----

The accompanying notes to financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The Consolidated Statement of Income for the three-month period ended March 31, 2006, and 2005, the Condensed Consolidated Statement of Financial Position at March 31, 2006, and the Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2006, and 2005, are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv's Form 10-K for the year ended December 31, 2005, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled "SEC Filings", or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior-year financial information to conform with current-year presentation.

On October 12, 2005, we completed the sale of most of our protective- and flexible-packaging businesses to Pregis Corporation for $523 million, and recorded an estimated loss on the sale of $50 million, net of tax. These businesses historically were included in our Protective and Flexible Packaging segment. In conjunction with the sale of these entities, we reviewed our reporting segments in concert with requirements of the Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." As a result, we elected to include the retained portions of the protective-and flexible-packaging businesses in our Foodservice/Food Packaging segment.

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

     - Foodservice/Food Packaging manufactures and sells foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging to customers in the food distribution channel who prepare and process food for consumption. Customers include foodservice distributors, restaurants and other institutional foodservice outlets, food processors, and grocery chains.

     - Other relates to corporate and administrative-service operations and retiree-benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets/liabilities are used.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

For a complete discussion of our accounting policies, refer to Pactiv's most recent filing on Form 10-K.

STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted the fair value method of accounting for employee stock-compensation costs required by SFAS No. 123(R), "Share-Based Payments." Prior to that date, we used the intrinsic value method in accordance with requirements of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The following table shows the effects on net income and earnings per share had the fair value method been used in determining stock-based compensation costs in the first quarter of 2005.

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 2005
(In millions, except per-share data)                           ------------------
Net Income
As reported.................................................         $   22
After-tax adjustment of stock-based compensation costs
  Intrinsic-value method....................................              1
  Fair-value method.........................................             (3)
                                                                     ------
Pro forma...................................................         $   20
                                                                     ------
EARNINGS PER SHARE
Basic
As reported.................................................         $ 0.15
After-tax adjustment of stock-based compensation costs
  Intrinsic-value method....................................             --
  Fair-value method.........................................          (0.02)
                                                                     ------
Pro forma...................................................         $ 0.13
                                                                     ------
Diluted
As reported.................................................         $ 0.15
After-tax adjustment of stock-based compensation costs
  Intrinsic-value method....................................             --
  Fair-value method.........................................          (0.02)
                                                                     ------
Pro forma...................................................         $ 0.13
                                                                     ------

On November 28, 2005, our board of directors decided to replace stock options with performance shares under our long-term compensation program. As part of this change, the board accelerated the vesting of all unvested stock options as of that date. Accelerating the vesting of options will give rise to a reduction in compensation costs going forward, compared with what would be the case if we had commenced the expensing of these options in 2006.

ACCOUNTS AND NOTES RECEIVABLE

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the Statement of Financial Position. The related proceeds are included in cash provided by operating activities in the Statement of Cash Flows. No receivables were sold at March 31, 2006, while amounts totaling $85 million were sold at March 31, 2005. Discounts and fees related to these sales were immaterial in the first quarter of 2006 and 2005. These expenses are included in other expense in the Statement of Income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

CHANGES IN ACCOUNTING PRINCIPLES

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), which requires that the fair value of all share-based payments to employees, including stock options, be recognized in financial statements. SFAS No. 123(R) superceded APB Opinion No. 25, which required that the intrinsic value method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of awards, and is recognized in the Statement of Income over the period that recipients of awards are required to provide related service (normally the vesting period).

We adopted SFAS No. 123(R) using the modified prospective method as of January 1, 2006. The impact if SFAS No. 123(R) had been adopted in prior periods is shown under the "Stock Based Compensation" section of this note. The cumulative effect of adopting SFAS No. 123(R) in the first quarter of 2006 was immaterial.

We elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R) as described in FASB Staff Position No. FAS 123(R) -- 3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" (the "simplified method").

SFAS No. 123(R) also requires that tax deductions in excess of recognized compensation costs be reported as cash flow from financing activities, rather than as cash flow from operating activities. There was no reduction in taxes paid in the first quarter of 2006 or 2005 from such "excess" tax-deduction benefits.

NOTE 3. RESTRUCTURING AND OTHER

In the first quarter of 2004, we announced a restructuring program to reduce manufacturing capacity and overhead costs and to reinvest a portion of the related savings in strategic growth initiatives. The total cost of the restructuring program was $84 million; $54 million after tax, or $0.35 per share, covering severance, asset write-offs, and other, which consisted principally of asset-removal costs. The majority of the program was executed in the second quarter of 2004.

In the first quarter of 2005, we recorded restructuring and other charges of $6 million, $4 million after tax, or $0.02 per share, related to this program. In the first quarter of 2006, we recorded a restructuring and other credit of $1 million. No further charges related to this program are anticipated.

After-tax cash payments related to the restructuring and other actions were immaterial in the first quarter of 2006 and $4 million for the first quarter of 2005.

The following summarizes the impacts of restructuring and related actions.

                                                          SEVERANCE   ASSET WRITE-OFFS   OTHER   TOTAL
(In millions)                                             ---------   ----------------   -----   -----
ACCRUED RESTRUCTURING BALANCE AT DECEMBER 31, 2005......     $--            $--           $ 2     $ 2
Additions/adjustments to the account
  Foodservice/Food Packaging............................      --             --            (1)     (1)
                                                             ---            ---           ---     ---
ACCRUED RESTRUCTURING BALANCE AT MARCH 31, 2006.........     $--            $--           $ 1     $ 1
                                                             ---            ---           ---     ---
CUMULATIVE RESTRUCTURING COSTS AT MARCH 31, 2006
  Consumer Products.....................................     $ 5            $--           $--     $ 5
  Foodservice/Food Packaging............................      10             31            35      76
  Other.................................................      --             --             3       3
                                                             ---            ---           ---     ---
TOTAL...................................................     $15            $31           $38     $84
                                                             ---            ---           ---     ---

NOTE 4. DISCONTINUED OPERATIONS

For the quarter ended March 31, 2005, sales from discontinued operations (see
Note 1) were $219 million and income from discontinued operations before taxes was $1 million. No income from discontinued operations was recorded in the first quarter of 2006.

At March 31, 2006, and December 31, 2005, liabilities related to discontinued operations totaled $20 million and included obligations related to income taxes, certain royalty payments, and the costs of closing a facility in Europe.

NOTE 5. ACQUISITIONS

On March 15, 2005, we acquired Newspring Industrial Corp. (Newspring) for $98 million. Newspring is a leading manufacturer of thin wall, injection-molded polypropylene products for use in the take-out, delicatessen, and foodservice markets. We paid $87 million for the stock of Newspring and recorded liabilities of

$11 million for anticipated future payments related to non-compete agreements and other items. Appraisals of the fair-market value of the assets acquired were finalized in the first quarter of 2006. This resulted in goodwill being reduced by $9 million and other intangibles and property, plant, and equipment being increased by $2 million and $7 million, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the three months ended March 31, 2006, are shown in the following table.

                                                              CONSUMER    FOODSERVICE/
                                                              PRODUCTS   FOOD PACKAGING   TOTAL
(In millions)                                                 --------   --------------   -----
Balance, December 31, 2005..................................    $136          $391        $527
Goodwill adjustment -- prior acquisition....................      --            (9)         (9)
Foreign-currency translation adjustment.....................      --            (1)         (1)
                                                                ----          ----        ----
Balance, March 31, 2006.....................................    $136          $381        $517
                                                                ----          ----        ----

Intangible assets are summarized in the following table.

                                                    MARCH 31, 2006                 DECEMBER 31, 2005
                                             -----------------------------   -----------------------------
                                                              ACCUMULATED                     ACCUMULATED
                                             CARRYING VALUE   AMORTIZATION   CARRYING VALUE   AMORTIZATION
(In millions)                                --------------   ------------   --------------   ------------
Intangible assets subject to amortization
  Patents..................................       $ 85            $ 54            $ 85            $ 52
  Other....................................        159              61             157              59
                                                  ----            ----            ----            ----
                                                   244             115             242             111
Intangible assets not subject to
  amortization (primarily trademarks)......        129              --             129              --
                                                  ----            ----            ----            ----
Total intangible assets....................       $373            $115            $371            $111
                                                  ----            ----            ----            ----

Amortization expense for intangible assets was $4 million for the three months ended March 31, 2006, and March 31, 2005. Amortization expense is estimated to total $16 million, $14 million, $14 million, $13 million, and $12 million for years 2006, 2007, 2008, 2009, and 2010, respectively.

NOTE 7. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                               MARCH 31, 2006      DECEMBER 31, 2005
(In millions)                                                 -----------------   --------------------
Original cost
  Land, buildings, and improvements.........................       $   637              $   636
  Machinery and equipment...................................         1,464                1,454
  Other, including construction in progress.................            95                   94
                                                                   -------              -------
                                                                     2,196                2,184
Less accumulated depreciation and amortization..............        (1,063)              (1,043)
                                                                   -------              -------
Net property, plant, and equipment..........................       $ 1,133              $ 1,141
                                                                   -------              -------

Capitalized interest was $1 million for the three months ended March 31, 2006, and March 31, 2005.

NOTE 8. COMMON STOCK

EARNINGS PER SHARE

Earnings from continuing operations per share of common stock outstanding was computed as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2006            2005
(In millions, except share and per-share data)                -------------   -------------
BASIC EARNINGS PER SHARE
  Income from continuing operations.........................  $         51    $         21
                                                              ------------    ------------
  Average number of shares of common stock outstanding......   142,097,788     148,904,379
                                                              ------------    ------------
  Basic earnings from continuing operations per share.......  $       0.36    $       0.14
                                                              ------------    ------------
DILUTED EARNINGS PER SHARE
  Income from continuing operations.........................  $         51    $         21
                                                              ------------    ------------
  Average number of shares of common stock outstanding......   142,097,788     148,904,379
  Effect of dilutive securities
     Stock options..........................................     1,356,005       1,816,129
     Performance shares.....................................       279,903         397,699
                                                              ------------    ------------
  Average number of shares of common stock outstanding
     including dilutive shares..............................   143,733,696     151,118,207
                                                              ------------    ------------
  Diluted earnings from continuing operations per share.....  $       0.35    $       0.14
                                                              ------------    ------------

In the first quarter of 2006, we acquired 2,001,900 shares of our common stock at an average price of $23.08 per share, or a total outlay of $46 million. In the first quarter of 2005, we did not repurchase any of our common stock.

GRANTOR TRUST

In November 1999, we established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called "rabbi trust" is designed to assure the payment of deferred-compensation and supplemental pension benefits. These shares are not considered outstanding for purposes of financial reporting.

NOTE 9. SEGMENT INFORMATION

We report the results of our segments in accordance with SFAS No. 131. We have three segments: Consumer Products, Foodservice/Food Packaging, and Other. See
Note 1 for additional details.

The following table sets forth certain segment information.

                                               CONSUMER     FOODSERVICE/FOOD
                                               PRODUCTS        PACKAGING         OTHER      TOTAL
(In millions)                                  --------     ----------------     ------     ------
FOR THE THREE MONTHS ENDED MARCH 31, 2006
Sales to external customers..................      242              438              --     $  680
Operating income.............................       42               57(a)           (2)(b)     97
Total assets.................................    1,003            1,511             296      2,810
FOR THE THREE MONTHS ENDED MARCH 31, 2005
Sales to external customers..................   $  214           $  399          $   --     $  613
Operating income.............................       20(c)            28(a)            4(b)      52
Total assets.................................    1,025            1,454             939(d)   3,418

---------------

(a) Includes restructuring and other charges (credits) of $(1) million and $5 million in 2006, and 2005, respectively.

(b)  Includes pension-plan income and unallocated corporate expenses.

(c)  Includes restructuring and other charges of $1 million in 2005.

(d) Includes administrative-service operations and assets from discontinued operations of $731 million.

NOTE 10. COMPREHENSIVE INCOME (LOSS)

Details of total comprehensive income (loss) for the three-month period ended March 31, 2006, and 2005, were as follows:

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2006    2005
(In millions)                                                 -----   -----
Net income..................................................   $51    $ 22
Other comprehensive income (loss)
  Additional minimum pension liability, net of tax of $43
     million................................................    --     (72)
  Net currency-translation losses...........................    (2)    (21)
  Other.....................................................    --       1
                                                               ---    ----
Total comprehensive income (loss)...........................   $49    $(70)
                                                               ---    ----

NOTE 11. PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

The impact of pension plans on pretax income from continuing operations was as follows:

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2006    2005
(In millions)                                                 -----   -----
Components of net periodic-benefit income (expense)
  Service cost of benefits earned...........................  $ (5)   $ (5)
  Interest cost on benefit obligations......................   (57)    (58)
  Expected return on plan assets............................    86      86
  Amortization of:
     Unrecognized actuarial losses..........................   (13)     (9)
     Unrecognized prior-service costs.......................    --      (1)
                                                              ----    ----
Total net periodic-beneift income...........................  $ 11    $ 13
                                                              ----    ----

We have post-retirement health-care and life-insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, co-payments, and other limitations. These post-retirement plans are not funded. We reserve the right to change post-retirement plans.

NOTE 12. CONTINGENCIES

LITIGATION

In November 2004, a law firm purporting to represent more than 1,400 potential plaintiffs, who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998, notified us that it believes we are at least partially responsible for some of such alleged injuries and damages. A predecessor of Pactiv owned the facility from 1978 to 1983. The letter was addressed to Pactiv and Louisiana-Pacific Corporation, the current owner of the facility, to whom a predecessor of Pactiv sold the facility in 1983. As of the date of this report, 10 lawsuits have been filed in state and federal court in Alabama, seeking unspecified damages. We are not currently able to quantify our financial exposure, if any, relating to this matter. We intend to defend these lawsuits vigorously and any other lawsuits that may be commenced against us by the potential plaintiffs.

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

We are party to other legal proceedings arising from our operations. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances now known, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

Financial statements for all periods presented in this report have been prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis unless otherwise noted. Certain reclassifications have been made to the prior-year financial information to conform with current-year presentation.

On October 12, 2005, we completed the sale of most of our protective- and flexible-packaging businesses to Pregis Corporation for $523 million, and recorded an estimated loss on the sale of $50 million, net of tax. These businesses historically were included in our Protective and Flexible Packaging segment. In conjunction with the sale of these entities, we reviewed our reporting segments in concert with requirements of the Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." As a result, we elected to include the retained portions of the protective-and flexible-packaging businesses in our Foodservice/Food Packaging segment.

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

     - Foodservice/Food Packaging manufactures and sells foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging to customers in the food distribution channel who prepare and process food for consumption. Customers include foodservice distributors, restaurants and other institutional foodservice outlets, food processors, and grocery chains.

     - Other relates to corporate and administrative-service operations and retiree-benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets/liabilities are used.

RESTRUCTURING AND OTHER

In the first quarter of 2004, we announced a restructuring program to reduce manufacturing capacity and overhead costs, and to reinvest a portion of the related savings in strategic growth initiatives. The majority of the program was executed in the second quarter of 2004. In the first quarter of 2005, the company recorded restructuring and other charges of $6 million, $4 million after tax, or $0.02 per share, related to this program. In the first quarter of 2006, we recorded a restructuring and other credit of $1 million. No further charges related to this program are anticipated.

After-tax cash payments related to the restructuring and other actions were immaterial in the first quarter of 2006 and $4 million for the first quarter of 2005.

The following summarizes the impacts of restructuring and related actions.

                                                          SEVERANCE   ASSET WRITE-OFFS   OTHER   TOTAL
(In millions)                                             ---------   ----------------   -----   -----
ACCRUED RESTRUCTURING BALANCE AT DECEMBER 31, 2005......     $--            $--           $ 2     $ 2
Additions/adjustments to the account
  Foodservice/Food Packaging............................      --             --            (1)     (1)
                                                             ---            ---           ---     ---
ACCRUED RESTRUCTURING BALANCE AT MARCH 31, 2006.........     $--            $--           $ 1     $ 1
                                                             ---            ---           ---     ---
CUMULATIVE RESTRUCTURING COSTS AT MARCH 31, 2006
  Consumer Products.....................................     $ 5            $--           $--     $ 5
  Foodservice/Food Packaging............................      10             31            35      76
  Other.................................................      --             --             3       3
                                                             ---            ---           ---     ---
TOTAL...................................................     $15            $31           $38     $84
                                                             ---            ---           ---     ---

THREE MONTHS ENDED MARCH 31, 2006, COMPARED WITH THREE MONTHS ENDED MARCH 31,
2005

RESULTS OF CONTINUING OPERATIONS

Significant Trends

The principal raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 7% lower in the first quarter of 2006 than in the same period of 2005, driven principally by softer market demand and lower benzene prices. Lower resin costs helped improve the spread (the difference between selling prices and raw-material costs) on our polystyrene-based products in the first quarter of 2006. Average industry prices for polyethylene rose approximately 19% in the first quarter of 2006, compared with the same period in 2005, fueled by higher natural-gas prices. We were able to raise selling prices in many areas of our business to mitigate the effect of resin cost increases over the last three years.

In late 2005, an industry-wide disruption of supply of plastic resin occurred due to the Gulf Coast hurricanes. As a result, resin costs increased in the fourth quarter of 2005 but decreased slightly in the first quarter of 2006. Nevertheless, raw-material costs remain high and are still volatile. Resin costs will likely continue to be a source of uncertainty for us in the near-term, as oil prices remain near their historic highs. We continue to closely monitor the resin marketplace in order to respond quickly to any raw-material cost increases.

Our business is sensitive to other energy-related cost movements, particularly those that affect transportation, logistics, and utility costs. Historically, we have been able to mitigate the effect of higher energy-related costs with productivity improvements and other cost reductions. However, if energy-related costs increase significantly in the future, we may not be able to fully offset such increases with productivity gains.

New consumer product lines launched in 2005 included Hefty(R) Serve 'n Store(R) tableware, Hefty(R) Easy Grip(TM) cups, and Hefty(R) EZ Ovenware(TM) Casserole Pans. As expected, in the first quarter of 2006, we benefited from better operating efficiencies and the absence of one-time introduction costs related to new-product launches in our Consumer segment. For full year 2006, the negative impact on income from the launch of new products is expected to be about one-half of what it was in 2005.

Sales

                                                             THREE MONTHS ENDED       INCREASE
                                                                 MARCH 31,           (DECREASE)
                                                             ------------------   ----------------
                                                              2006        2005    AMOUNT   PERCENT
(In millions)                                                ------      ------   ------   -------
Consumer Products..........................................   $242        $214     $28        13%
Foodservice/Food Packaging.................................    438         399      39        10
                                                              ----        ----     ---
Total......................................................   $680        $613     $67        11%
                                                              ----        ----     ---

Sales increased 11% due to favorable pricing of 8% and higher volume from acquisitions of 3%.

Increased Consumer Products sales reflected price increases of 11% and volume growth of 2%. Strength in the base business, particularly in food bags and tableware products, contributed to the volume growth. Hefty(R) Serve 'n Store(TM) plates and bowls, as well as Hefty(R) Easy Grip(TM) party cups, launched last year, contributed to the growth in tableware products.

Sales growth in the Foodservice/Food Packaging business was driven by price increases of 6% and volume gains of 4%. The acquisition of Newspring in March 2005 drove the volume growth, while base-business volume was even with last year.

Operating Income

                                                             THREE MONTHS ENDED       INCREASE
                                                                 MARCH 31,           (DECREASE)
                                                             ------------------   ----------------
                                                             2006         2005    AMOUNT   PERCENT
(In millions)                                                -----        -----   ------   -------
Consumer Products..........................................   $42          $20     $22       110%
Foodservice/Food Packaging.................................    57           28      29       104
Other......................................................    (2)           4      (6)     (150)
                                                              ---          ---     ---
Total......................................................   $97          $52     $45        87%
                                                              ===          ===     ===

Total operating income increased significantly driven by favorable spread and the absence of one-time introduction costs related to new product launches, offset, in part, by higher selling, general, and administrative (SG&A) costs.

The following tables summarize by segment the impact of restructuring and other charges in the first quarter of 2006 and 2005.

                                                     OPERATING INCOME (LOSS) -- THREE MONTHS ENDED
                                                                     MARCH 31, 2006
                                                   --------------------------------------------------
                                                                                        EXCLUDING
                                                   US GAAP    RESTRUCTURING AND     RESTRUCTURING AND
                                                    BASIS       OTHER CHARGES         OTHER CHARGES
(In millions)                                      -------    -----------------     -----------------
Consumer Products................................    $42             $--                   $42
Foodservice/Food Packaging.......................     57              (1)                   56
Other............................................     (2)             --                    (2)
                                                     ---             ---                   ---
Total............................................    $97             $(1)                  $96
                                                     ---             ---                   ---

                                                     OPERATING INCOME (LOSS) -- THREE MONTHS ENDED
                                                                    MARCH 31, 2005
                                                  ---------------------------------------------------
                                                                                        EXCLUDING
                                                  US GAAP     RESTRUCTURING AND     RESTRUCTURING AND
                                                   BASIS        OTHER CHARGES         OTHER CHARGES
(In millions)                                     -------     -----------------     -----------------
Consumer Products...............................    $20             $   1                  $21
Foodservice/Food Packaging......................     28                 5                   33
Other...........................................      4                --                    4
                                                    ---             -----                  ---
Total...........................................    $52             $   6                  $58
                                                    ---             -----                  ---

We believe that focusing on operating income excluding the effect of restructuring and other charges is a meaningful alternative way of evaluating our operating results. Restructuring and other charges relate to actions that will have an ongoing effect on our company. Considering such charges as being applicable to only the periods in which they are recognized could make our operating performance in those periods more difficult to evaluate when compared with other periods in which there were no such charges. We use operating income excluding restructuring and other charges to evaluate operating performance and, along with other factors, in determining management compensation.

The following table summarizes operating income excluding restructuring and other charges for the first quarter of 2006 and 2005.

                                                         OPERATING INCOME (LOSS) EXCLUDING RESTRUCTURING
                                                                        AND OTHER CHARGES
                                                         -----------------------------------------------
                                                            THREE MONTHS                INCREASE
                                                          ENDED MARCH 31,              (DECREASE)
                                                         ------------------      -----------------------
                                                          2006        2005        AMOUNT        PERCENT
(In millions)                                            ------      ------      --------      ---------
Consumer Products......................................    $42         $21          $21            100%
Foodservice/Food Packaging.............................     56          33           23             70
Other..................................................     (2)          4           (6)          (150)
                                                           ---         ---          ---
Total..................................................    $96         $58          $38             66%
                                                           ---         ---          ---

Total operating income excluding restructuring and other charges improved versus 2005, driven by favorable spread and the absence of one-time introduction costs related to new product launches, offset, in part, by higher SG&A costs.

Operating income excluding restructuring and other charges for the Consumer Products business doubled compared with 2005. The increase was due primarily to favorable spread, as well as better operating efficiencies and the absence of one-time introduction costs related to new product launches.

Operating income excluding restructuring and other charges for the Foodservice/Food Packaging business increased significantly from 2005. The increase primarily reflected spread recovery, favorable mix, and higher volume. We continue to improve the profitability of the business by focusing on selling higher margin products and minimizing sales of low margin products.

Operating income excluding restructuring and other charges for the Other segment decreased from 2005, principally because of higher compensation-related expenses and lower noncash pension income.

Net Income

We recorded net income of $51 million, or $0.35 per share, in the first quarter of 2006, compared with $22 million, or $0.15 per share, last year. Results for the first quarter of 2006 included the impact of restructuring and other credits totaling $1 million, while the first quarter of 2005 included the impact of restructuring and other charges totaling $4 million.

LIQUIDITY AND CAPITAL RESOURCES

Capitalization

                                                               MARCH 31,      DECEMBER 31,      INCREASE
                                                                  2006            2005         (DECREASE)
(In millions)                                                 ------------   ---------------   ----------
Short-term debt, including current maturities of long-term
  debt......................................................     $    3          $    3           $--
Long-term debt..............................................        869             869            --
                                                                 ------          ------           ---
Total debt..................................................        872             872            --
Minority interest...........................................          9               9            --
Shareholders' equity........................................        845             820            25
                                                                 ------          ------           ---
Total capitalization........................................     $1,726          $1,701           $25
                                                                 ------          ------           ---

The ratio of debt to total capitalization declined to 50.5% at March 31, 2006, from 51.3% at December 31, 2005.

Shareholders' equity increased $25 million in the first quarter of 2006 as detailed below.

(In millions)
Shareholders' equity at December 31, 2005...................   $820
Increase (decrease)
Unfavorable foreign-currency translation adjustments........     (2)
Stock repurchases...........................................    (46)
Net income..................................................     51
Issuance of common stock in connection with the
  administration of employee-benefit plans(a)...............     22
                                                               ----
Shareholders' equity at March 31, 2006......................   $845
                                                               ----

---------------

(a) Includes $8 million of accrued compensation expense related to performance-share awards.

Cash Flows

                                                                              INCREASE
                                                              2006   2005    (DECREASE)
(In millions)                                                 ----   -----   ----------
Cash provided (used) by:
  Operating activities......................................  $ 42   $ 126      $(84)
  Investing activities......................................   (13)   (137)      124
  Financing activities......................................   (37)   (154)      117

The decrease in cash provided by operating activities was driven primarily by reduced usage of our accounts receivable securitization program (See Note 2), and accounts payable timing, offset partially by the increase in net income.

Cash used by investing activities was $13 million in the first quarter of 2006, primarily representing capital expenditures, compared with $137 million in 2005 ($98 million for the Newspring acquisition and $38 million for capital expenditures).

Cash used by financing activities was $37 million in the first quarter of 2006, primarily reflecting the repurchase of company stock ($46 million) and payments related to the non-compete agreements and other items related to the Newspring acquisition ($3 million), offset partially by the issuance of company stock ($12 million). Cash used by financing activities was $154 million in 2005, primarily reflecting the repayment of debt related to our synthetic-lease facility ($169 million), offset partially by anticipated future payments related to non-compete agreements and other items related to the Newspring acquisition ($11 million) and by the issuance of company stock ($4 million).

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $46 million at March 31, 2006. It is anticipated that the majority of these expenditures will be funded over the remainder of the year from existing cash and short-term investments and internally generated cash.

Contractual Obligations

There has been no material change in the company's aggregate contractual obligations since the end of 2005.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year, $600 million revolving-credit facility, under which no amounts were outstanding at March 31, 2006. We were in full compliance with financial and other covenants of the revolving-credit agreement at the end of the first quarter of 2006. During March 2006, we signed a commitment letter with our lenders to increase our revolving-credit facility to $750 million. The agreement was finalized on April 19, 2006. We also use an asset-securitization program as off-balance-sheet financing. No amounts were securitized under this program at March 31, 2006, or December 31, 2005.

As a result of the Gulf Coast hurricanes in 2005, the supply of resin materials was disrupted and our inventory levels were lower than normal at the end of 2005. During the first quarter of 2006, we replenished our inventories, requiring a significant use of cash.

We have pension plans that cover substantially all of our employees. Funding of the qualified U.S. plan is determined by the Employee Retirement Income Security Act. Based on long-term projections and regulations in existence at March 31, 2006, we do not expect to be required to contribute cash to this plan through at least 2014.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facilities and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements.

CHANGES IN ACCOUNTING PRINCIPLES

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payment," which requires that the fair value of all share-based payments to employees, including stock options, be recognized in financial statements. SFAS No. 123(R) superceded Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." APB Opinion No. 25 required that the intrinsic value method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of awards and expense is recognized in the Statement of Income over the period during which recipients of awards are required to provide service (normally the vesting period).

We adopted SFAS No. 123(R) using the modified prospective method as of January 1, 2006. The impact if SFAS No. 123(R) had been adopted in the prior period is shown under the "Stock Based Compensation" section of Note 2. The cumulative effect of adopting SFAS No. 123(R) in the first quarter 2006 results was immaterial.

We elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R) as described in FASB Staff Position No. FAS 123(R) -- 3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" (the "simplified method").

SFAS No. 123(R) also requires that tax deductions in excess of recognized compensation costs be reported as cash flow from financing activities, rather than as cash flow from operating activities. There was no reduction in taxes paid in the first quarter of 2006 or 2005 from such "excess" tax-deduction benefits.

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

See "Risk Factors" section (Item 1A) in our most recently filed Securities and Exchange Commission (SEC) Form 10-K and Part II (Item 1A) of this report for some of the factors that we believe could cause our actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include the following:

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

     - Changes enacted by the SEC, the Financial Accounting Standards Board, or other regulatory or accounting bodies. See "Changes in Accounting Principles."

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

Foreign-Currency Exchange

We use foreign-currency forward contracts to hedge our exposure to adverse changes in exchange rates, primarily related to the euro and the British pound. Associated gains or losses offset gains or losses on underlying assets or liabilities.

In March 2006, we entered into a forward contract for delivery in April 2006 of 30 million euros at an exchange rate of $1.207 per euro, or $36 million. This transaction locked in the exchange rate for cash to be sent back to the U.S. from a foreign subsidiary in April 2006.

In managing foreign-currency risk, we aggregate existing positions and hedge residual exposures through third-party derivative contracts. The following table summarizes foreign-currency forward contracts in effect at March 31, 2006, all of which will mature in 2006.

                                                     NOTIONAL AMOUNT                     NOTIONAL AMOUNT
                                                   IN FOREIGN CURRENCY   EXCHANGE RATE   IN U.S. DOLLARS
(In millions, except settlement rates)             -------------------   -------------   ---------------
Euros
  Purchase.......................................           6                1.208              7
  Sell...........................................          30                1.207             36
British pounds
  Sell...........................................          (4)               1.740             (7)

Interest Rates

At March 31, 2006, we had public-debt securities of $875 million outstanding, with fixed interest rates and maturity dates ranging from 1 to 21 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time. In addition, we had floating-rate debt of $3 million outstanding at March 31, 2006.

The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                                     MATURITIES
                                                              ------------------------
                                                              2006   2007   AFTER 2007   TOTAL
(Dollars in millions)                                         ----   ----   ----------   -----
Fixed-rate debt.............................................  $ --   $ 99      $776      $875
Average interest rate.......................................    --%   8.0%      8.1%      8.1%
Fair value..................................................  $ --   $100      $861      $961
Floating-rate debt..........................................  $  3   $ --      $ --      $  3
Average interest rate.......................................   4.8%    --%       --%      4.8%
Fair value..................................................  $  3   $ --      $ --      $  3

Prior to our spin-off from Tenneco Inc., we entered into an interest-rate swap to hedge our exposure to interest-rate movements. We settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of March 31, 2006.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. NONE

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors disclosed in our Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2004, our board of directors approved a plan to repurchase up to 5 million shares of our common stock. In August 2005 and October 2005, the board of directors approved the repurchase of an additional 6.1 million and 6.5 million shares, respectively. As of March 31, 2006, the remaining number of shares authorized for repurchase under these plans was 5.9 million. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There are no expiration dates for the current share-repurchase authorizations.

The following table summarizes our stock repurchases in the first quarter of 2006.

                                      TOTAL                  TOTAL NUMBER OF SHARES     MAXIMUM NUMBER OF
                                    NUMBER OF    AVERAGE      PURCHASED AS PART OF    SHARES THAT MAY YET BE
                                     SHARES     PRICE PAID     PUBLICLY ANNOUNCED     PURCHASED UNDER PLANS
PERIOD                              PURCHASED   PER SHARE      PLANS OR PROGRAMS           OR PROGRAMS
------                              ---------   ----------   ----------------------   ----------------------
January 2006......................         --         --                  --                7,877,400
February 2006.....................    621,500     $22.58             621,500                7,255,900
March 2006........................  1,380,400     $23.31           1,380,400                5,875,500(a)
                                    ---------                      ---------
Total.............................  2,001,900                      2,001,900
                                    ---------                      ---------

---------------

(a) Represents the remaining number of shares that are available for repurchase as of March 31, 2006.

ITEMS 3-5. NONE.

ITEM 6. EXHIBITS.

Exhibits designated with an asterisk in the following index are furnished; all other exhibits are incorporated by reference.

EXHIBIT NO.    DESCRIPTION
-----------    -----------
      2        Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
               Pactiv Corporation's Current Report on Form 8-K dated
               November 11, 1999, File No. 1-15157).
      3.1      Restated Certificate of Incorporation of the registrant
               (incorporated herein by reference to Exhibit 3.1 to Pactiv
               Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
      3.2      Amended and Restated By-laws of the registrant adopted
               September 9, 2005 (incorporated herein by reference to
               Exhibit 3.2 to Pactiv Corporation's Quarterly Report on Form
               10-Q for the quarter ended September 30, 2005, File No.
               1-15157).
      4.1      Specimen Stock Certificate of Pactiv Corporation Common
               Stock (incorporated herein by reference to Exhibit 4.1 to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
      4.2(a)   Qualified Offer Plan Rights Agreement, dated as of November
               4, 1999, by and between the registrant and First Chicago
               Trust Company of New York, as Rights Agent (incorporated
               herein by reference to Exhibit 4.2 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
      4.2(b)   Amendment No. 1 to Rights Agreement, dated as of November 7,
               2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit
               4.4(a) to Pactiv Corporation's Registration Statement on
               Form S-8, File No. 333-101121).
      4.3(a)   Indenture, dated September 29, 1999, by and between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.1 to Tenneco
               Packaging Inc.'s Registration Statement on Form S-4, File
               No. 333-82923).
      4.3(b)   First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(b) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
      4.3(c)   Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(c) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
      4.3(d)   Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(d) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
      4.3(e)   Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(e) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
      4.3(f)   Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(f) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
      4.4      Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
               Pactiv Corporation Rabbi Trust (incorporated herein by
               reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1999, File No. 1-15157).
     10.1      Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
               herein by reference to Exhibit 16.1 to Tenneco Inc.'s
               Current Report on Form 8-K dated November 4, 1999, File No.
               1-12387).
     10.2      Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
               Report on Form 8-K dated November 4, 1999, File No.
               1-12387).
     10.3      Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
               registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
               for quarterly period ended September 30, 1999, File No.
               1-12387).
     10.4      Pactiv Corporation (formerly known as Tenneco Packaging
               Inc.) Executive Incentive Compensation Plan (incorporated
               herein by reference to Exhibit 10.5 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
     10.5      Pactiv Corporation (formerly known as Tenneco Packaging
               Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
     10.6      Amended and Restated Change in Control Severance Benefit
               Plan for Key Executives as of March 1, 2005 (incorporated
               herein by reference to Exhibit 10.6 to Pactiv Corporation's
               Annual Report on Form 10-K for the year ended December 31,
               2004, File No. 1-15157) (superseding Pactiv Corporation
               (formerly known as Tenneco Packaging Inc.) Change in Control
               Severance Benefit Plan for Key Executives (incorporated
               herein by reference to Exhibit 10.7 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
     10.7      Pactiv Corporation (formerly known as Tenneco Packaging
               Inc.) Deferred Compensation Plan (incorporated herein by
               reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1999, File No. 1-15157).
     10.8      Pactiv Corporation Rabbi Trust (incorporated herein by
               reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1999, File No. 1-15157).
     10.9      Employment Agreement, dated as of March 11, 1997, by and
               between Richard L. Wambold and Tenneco Inc. (incorporated
               herein by reference to Exhibit 10.17 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
     10.10     Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
               Administrative Agent, Credit Suisse First Boston, as
               Syndication Agent, Bank One, NA and Banque Nationale de
               Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
               Statement on Form S-4, File No. 333-82923).
     10.11     Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1999, File No. 1-15157).
     10.12     Letter of Agreement dated September 10, 1999, by and among
               Tenneco Inc., Bank of America, N.A., and Bank of America
               Securities LLC, related to Term Loan Agreement, dated as of
               November 3, 1999, by and between the registrant and Bank of
               America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
               the quarter ended September 30, 1999, File No. 1-15157).
     10.13     Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
               institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1999, File No.
               1-15157).
     10.14     Pactiv Corporation 2002 Incentive Compensation Plan
               (incorporated herein by reference to Exhibit 4.7 to Pactiv
               Corporation's Registration Statement on Form S-8, File No.
               333-101121).
    *10.15     Credit Agreement, dated as of April 19, 2006, among the
               registrant, Bank of America, N.A., as Administrative Agent,
               JP Morgan Chase Bank, N.A., as Syndication Agent and L/C
               Issuer, BNP Paribas, Suntrust Bank, and Citibank, N.A., as
               Co-Documentation Agents, and the other financial
               institutions party thereto.
     10.16     Pactiv Corporation Defined Retirement Savings Plan
               (incorporated herein by reference to Exhibit 10.16 to Pactiv
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2004, File No. 1-15157).
     10.17     Form of Pactiv Corporation Non-Qualified Stock Option Award
               Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation's Annual Report on Form 10-K for the
               year ended December 31, 2004, File No. 1-15157).
     10.18     Form of Pactiv Corporation Performance Share Award Agreement
               (incorporated herein by reference to Exhibit 10.18 to Pactiv
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2004, File No. 1-15157).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
     10.19     Summary of Compensation Arrangements of Directors
               (incorporated herein by reference to Exhibit 10.19 to Pactiv
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2004, File No. 1-15157).
     10.20     Summary of Named Executive Officer Compensation Arrangements
               (incorporated herein by reference to Exhibit 10.20 to Pactiv
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2004, File No. 1-15157).
     10.21     Stock Purchase agreement dated as of June 23, 2005, among
               Pactiv Corporation and certain of its affiliates, as
               sellers, and PFP Holding II Corporation, as purchaser
               (incorporated herein by reference to Exhibit 10.21 to Pactiv
               Corporation's Current Report on form 8-K dated June 23,
               2005, file No. 1-15157)
     11        None.
     15        None.
     18        None.
     19        None.
     22        None.
     23        None.
     24        None.
    *31.1      Rule 13a-14(a)/15d-14(a) Certification.
    *31.2      Rule 13a-14(a)/15d-14(a) Certification.
   **32.1      Section 1350 Certification.
   **32.2      Section 1350 Certification.

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

Date: May 10, 2006