Form 10-Q
period 2006-06-30
PACTIV CORP
filed 2006-08-08
CIK 1089976

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 137,980,797 as of July 31, 2006. (See Notes to Financial Statements.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income.......................    3
     Condensed Consolidated Statement of Financial
      Position..............................................    4
     Condensed Consolidated Statement of Cash Flows.........    5
     Notes to Financial Statements..........................    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   14
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   21
  Item 4. Controls and Procedures...........................   21
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings*................................   22
  Item 1A. Risk Factors.....................................   22
  Item 2. Unregistered Sales of Equity Securities and Use of
     Proceeds...............................................   22
  Item 3. Defaults Upon Senior Securities*..................   22
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   22
  Item 5. Other Information*................................   23
  Item 6. Exhibits..........................................   23

---------------

* No response to this item is included herein either because it is inapplicable or there is nothing to report.

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME

                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                ---------------------------   ---------------------------
                                                    2006           2005           2006           2005
(In millions, except share and per-share data)  ------------   ------------   ------------   ------------
SALES....................................       $        750   $        707   $      1,430   $      1,320
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization........................                511            525            993            988
  Selling, general and administrative....                 77             66            143            123
  Depreciation and amortization..........                 37             36             72             71
  Other expense..........................                  1              3              2              3
  Restructuring and other................                 --             --             (1)             6
                                                ------------   ------------   ------------   ------------
                                                         626            630          1,209          1,191
OPERATING INCOME.........................                124             77            221            129
  Interest income........................                 (1)            (1)            (3)            (1)
  Interest expense, net of interest
     capitalized.........................                 18             20             36             40
  Income-tax expense.....................                 39             21             69             33
  Share of income of joint ventures......                 (1)            --             (1)            (1)
                                                ------------   ------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS........                 69             37            120             58
Loss from discontinued operations, net of
  income taxes...........................                 --            (79)            --            (78)
                                                ------------   ------------   ------------   ------------
NET INCOME (LOSS)........................       $         69   $        (42)  $        120   $        (20)
                                                ------------   ------------   ------------   ------------
EARNINGS PER SHARE
Average number of shares of common stock
  outstanding
  Basic..................................        139,927,613    149,329,245    141,005,348    149,124,670
  Diluted................................        141,436,816    151,208,648    142,493,649    151,175,843
Basic earnings (loss) per share of common
  stock
  Continuing operations..................       $       0.50   $       0.25   $       0.85   $       0.39
  Discontinued operations................                 --          (0.53)            --          (0.52)
                                                ------------   ------------   ------------   ------------
  Total..................................       $       0.50   $      (0.28)  $       0.85   $      (0.13)
                                                ------------   ------------   ------------   ------------
Diluted earnings (loss) per share of common
  stock
  Continuing operations..................       $       0.49   $       0.24   $       0.84   $       0.38
  Discontinued operations................                 --          (0.52)            --          (0.52)
                                                ------------   ------------   ------------   ------------
  Total..................................       $       0.49   $      (0.28)  $       0.84   $      (0.14)
                                                ------------   ------------   ------------   ------------

The accompanying notes to the financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                               JUNE 30, 2006      DECEMBER 31, 2005
(In millions, except share data)                              ----------------   --------------------
ASSETS
Current assets
  Cash and temporary cash investments.......................      $   151              $   172
  Accounts and notes receivable
    Trade, less allowances of $7 and $8 at the respective
       dates................................................          324                  299
    Other...................................................            7                   20
                                                                  -------              -------
    Total accounts and notes receivable.....................          331                  319
                                                                  -------              -------
  Inventories
    Finished goods..........................................          176                  148
    Work in process.........................................           49                   41
    Raw materials...........................................           62                   61
    Other materials and supplies............................           39                   39
                                                                  -------              -------
    Total inventories.......................................          326                  289
                                                                  -------              -------
  Other.....................................................           42                   40
                                                                  -------              -------
  Total current assets......................................          850                  820
                                                                  -------              -------
Property, plant, and equipment, net.........................        1,112                1,141
                                                                  -------              -------
Other assets
  Goodwill..................................................          525                  527
  Intangible assets, net....................................          255                  260
  Other.....................................................           68                   72
                                                                  -------              -------
  Total other assets........................................          848                  859
                                                                  -------              -------
TOTAL ASSETS................................................      $ 2,810              $ 2,820
                                                                  -------              -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
    debt....................................................      $   102              $     3
  Accounts payable..........................................          165                  179
  Taxes accrued.............................................           31                   32
  Interest accrued..........................................            8                    8
  Accrued promotions, rebates, and discounts................           83                   70
  Accrued payroll and benefits..............................           48                   69
  Other.....................................................           67                   75
  Liabilities from discontinued operations..................           16                   20
                                                                  -------              -------
  Total current liabilities.................................          520                  456
                                                                  -------              -------
Long-term debt..............................................          771                  869
                                                                  -------              -------
Deferred income taxes.......................................          121                  104
                                                                  -------              -------
Pension and postretirement benefits.........................          506                  525
                                                                  -------              -------
Other.......................................................           47                   37
                                                                  -------              -------
Minority interest...........................................            9                    9
                                                                  -------              -------
Shareholders' equity
  Common stock (137,905,954 and 142,362,441 shares issued
    and outstanding, after deducting 33,877,223 and
    29,420,736 shares held in treasury, at the respective
    dates)..................................................            2                    2
  Premium on common stock and other capital surplus.........          918                1,021
  Accumulated other comprehensive income (loss)
    Currency translation adjustment.........................           33                   34
    Additional minimum pension liability....................       (1,120)              (1,120)
  Retained earnings.........................................        1,003                  883
                                                                  -------              -------
  Total shareholders' equity................................          836                  820
                                                                  -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $ 2,810              $ 2,820
                                                                  -------              -------

The accompanying notes to the financial statements are an integral part of this statement

CONDENSED STATEMENT OF CASH FLOWS

                                                              2006    2005
FOR THE SIX MONTHS ENDED JUNE 30 (In millions)                -----   -----
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 120   $ (20)
Less loss from discontinued operations......................     --      78
                                                              -----   -----
Income from continuing operations...........................    120      58
Adjustments to reconcile income from continuing operations
  to cash provided by continuing operations:
  Depreciation and amortization.............................     72      71
  Deferred income taxes.....................................     16      17
  Restructuring and other...................................     (1)     --
  Pension income............................................    (21)    (27)
  Noncash compensation income...............................      4      --
  Net working capital.......................................    (73)     23
  Other.....................................................      6      (6)
                                                              -----   -----
Cash provided by operating activities -- continuing
  operations................................................    123     136
Cash provided (used) by operating activities -- discontinued
  operations................................................     (5)     28
                                                              -----   -----
CASH PROVIDED BY OPERATING ACTIVITIES.......................    118     164
                                                              -----   -----
INVESTING ACTIVITIES
Expenditures for property, plant, and
  equipment -- continuing operations........................    (30)    (61)
Net proceeds from sale of assets............................      1      --
Acquisitions of businesses and assets.......................     --     (98)
Other.......................................................      3      (1)
                                                              -----   -----
Cash used by investing activities -- continuing
  operations................................................    (26)   (160)
Expenditures for property, plant, and
  equipment -- discontinued operations......................     --     (14)
                                                              -----   -----
CASH USED BY INVESTING ACTIVITIES...........................    (26)   (174)
                                                              -----   -----
FINANCING ACTIVITIES
Issuance of common stock....................................     21      11
Purchase of common stock....................................   (137)     --
Retirement of long-term debt................................           (169)
Issuance of long-term debt..................................     --      11
Other.......................................................     --      10
                                                              -----   -----
CASH USED BY FINANCING ACTIVITIES -- CONTINUING
  OPERATIONS................................................   (116)   (137)
Effect of foreign exchange-rate changes on cash and
  temporary cash investments................................      3      (4)
                                                              -----   -----
DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS.............    (21)   (151)
Cash and temporary cash investments, January 1..............    172     222
                                                              -----   -----
CASH AND TEMPORARY CASH INVESTMENTS, JUNE 30................  $ 151   $  71
                                                              -----   -----

The accompanying notes to the financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The Consolidated Statement of Income for the three- and six-month period ended June 30, 2006, and 2005, the Condensed Consolidated Statement of Financial Position at June 30, 2006, and the Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2006, and 2005, are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods and at the date indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv's Form 10-K for the year ended December 31, 2005, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled "SEC Filings", or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior-year financial information to conform with current-year presentation.

We have three reporting segments: Consumer Products, Foodservice/Food Packaging, and Other.

     - Consumer Products manufactures disposable plastic, foam, molded-fiber, pressed-paperboard, and aluminum packaging products and sells them to customers such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food-storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks, such as Hefty(R).

     - Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging products and sells them to customers in the food-distribution channel, who prepare and process food for consumption. Customers include foodservice distributors, restaurants and other institutional foodservice outlets, food processors, and grocery chains.

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

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R) "Share-Based Payments", which requires that the fair value of all share-based payments to employees, including stock options, be recognized in financial statements. SFAS No. 123(R) superceded Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which required that the intrinsic-value method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of awards, and is recognized in the Statement of Income over the period that recipients of awards are required to provide related service (normally the vesting period).

Effective January 1, 2006, we adopted the fair-value method of accounting for employee stock-compensation costs as outlined in SFAS No. 123(R). Prior to that date, we used the intrinsic-value method in accordance with requirements of APB Opinion No. 25. The following table shows the effects on net income and earnings per share had the fair-value method been used in determining stock-based compensation costs in the three-and six-month period ended June 30, 2005.

                                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                JUNE 30, 2005       JUNE 30, 2005
(In millions, except per-share data)                          ------------------   ----------------
Net income..................................................        $  (42)             $  (20)
After-tax adjustment of stock-based compensation costs
  Intrinsic-value method....................................            --                   1
  Fair-value method.........................................            (3)                 (6)
                                                                    ------              ------
Pro forma...................................................        $  (45)             $  (25)
                                                                    ------              ------
EARNINGS PER SHARE
Basic
As reported.................................................        $(0.28)             $(0.13)
Adjustment of stock-based compensation costs
  Intrinsic-value method....................................            --                0.01
  Fair-value method.........................................         (0.02)              (0.04)
                                                                    ------              ------
Pro forma...................................................        $(0.30)             $(0.16)
                                                                    ------              ------
Diluted
As reported.................................................        $(0.28)             $(0.14)
Adjustment of stock-based compensation costs
  Intrinsic-value method....................................            --                0.01
  Fair-value method.........................................         (0.02)              (0.04)
                                                                    ------              ------
Pro forma...................................................        $(0.30)             $(0.17)
                                                                    ------              ------

Effective November 28, 2005, our board of directors replaced stock options with performance shares under our long-term compensation program. As part of this change, the board accelerated the vesting of all unvested stock options as of that date. Accelerating the vesting of options will give rise to a reduction in compensation costs going forward, compared with what would have been the case if we had commenced the expensing of these options in 2006.

ACCOUNTS AND NOTES RECEIVABLE

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the Statement of Financial Position. Related proceeds are included in cash provided by operating activities in the Statement of Cash Flows. No receivables were sold at June 30, 2006, while amounts totaling $95 million were sold at June 30, 2005. Discounts and fees related to these sales were $1 million for the three-and six-month period ended June 30, 2005, and were immaterial for the same periods in 2006. These expenses are included in "other expense" in the Statement of Income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

CHANGES IN ACCOUNTING PRINCIPLES

We adopted SFAS No. 123(R) using the modified prospective method as of January 1, 2006. The impact if SFAS No. 123(R) had been adopted in prior periods is shown under the "Stock Based Compensation" section of this note. The one-time cumulative adjustment recorded in connection with adopting SFAS No. 123(R) was immaterial for the first six months of 2006.

We elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R), as described in FASB Staff Position No. FAS 123(R) -- 3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards."

SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such "excess" amounts totaled $2 million for the six months ended June 30, 2006. Tax deductions for compensation costs did not exceed amounts recognized for book purposes for the six months ended June 30, 2005.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the application of SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We are currently reviewing FIN No. 48 and evaluating its potential impact on our financial statements.

NOTE 3. RESTRUCTURING AND OTHER

In the first quarter of 2004, we announced a restructuring program to reduce manufacturing capacity and overhead costs and to reinvest a portion of the related savings in strategic growth initiatives. The total cost of the restructuring program, the majority of which was executed in the second quarter of 2004, was $84 million; $54 million after tax, or $0.35 per share, which is summarized below.

                                                         EMPLOYEE
                                                         SEVERANCE   ASSET WRITE-OFFS   OTHER*   TOTAL
(In millions)                                            ---------   ----------------   ------   -----
CUMULATIVE RESTRUCTURING COSTS AT JUNE 30, 2006
  Consumer Products....................................     $ 5            $--           $--      $ 5
  Foodservice/Food Packaging...........................      10             31            35       76
  Other................................................      --             --             3        3
                                                            ---            ---           ---      ---
TOTAL..................................................     $15            $31           $38      $84
                                                            ---            ---           ---      ---
ACCRUED RESTRUCTURING BALANCE AT MARCH 31, 2006........     $--            $--           $ 1      $ 1
Additions/adjustments to the account
  Foodservice/Food Packaging...........................      --             --            --       --
                                                            ---            ---           ---      ---
ACCRUED RESTRUCTURING BALANCE AT JUNE 30, 2006.........     $--            $--           $ 1      $ 1
                                                            ---            ---           ---      ---

---------------

* Principally asset-removal costs.

Amounts recorded in 2006 and 2005 related to this program were as follows:

                                                              THREE MONTHS    SIX MONTHS
                                                                 ENDED          ENDED
                                                                JUNE 30,       JUNE 30,
                                                              ------------   ------------
                                                              2006    2005   2006   2005
(In millions, except per-share data)                          ----    ----   ----   -----
Restructuring charges (credits).............................  $--     $--    $(1)   $   6
After-tax restructuring charges (credits)...................   --      --     --        4
After-tax restructuring charges (credits) per share.........   --      --     --     0.02
After-tax restructuring cash payments.......................   --      --     --        4

No further charges related to this program are anticipated.

NOTE 4. DISCONTINUED OPERATIONS

On October 12, 2005, we completed the sale of most of our protective- and flexible-packaging businesses to Pregis Corporation for $523 million. These businesses are reported in our financial statements as discontinued operations.

For the three months and six months ended June 30, 2005, sales from discontinued operations were $224 million and $443 million, respectively. The loss from discontinued operations before taxes for the same periods was $55 million and $53 million, respectively. No income from discontinued operations was recorded in the three months or six months ended June 30, 2006.

Liabilities related to discontinued operations totaled $16 million at June 30, 2006, and $20 million at December 31, 2005, and included obligations related to income taxes, certain royalty payments, and the costs of closing a facility in Europe.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the six months ended June 30, 2006, are shown in the following table.

                                                              CONSUMER    FOODSERVICE/
                                                              PRODUCTS   FOOD PACKAGING   TOTAL
(In millions)                                                 --------   --------------   -----
Balance, December 31, 2005..................................    $136          $391         527
Goodwill adjustment -- prior acquisition....................      --            (1)         (1)
Foreign-currency translation adjustment.....................      --            (1)         (1)
                                                                ----          ----         ---
Balance, June 30, 2006......................................    $136          $389         525
                                                                ----          ----         ---

Intangible assets are summarized in the following table.

                                                    JUNE 30, 2006                 DECEMBER 31, 2005
                                            -----------------------------   -----------------------------
                                                             ACCUMULATED                     ACCUMULATED
                                            CARRYING VALUE   AMORTIZATION   CARRYING VALUE   AMORTIZATION
(In millions)                               --------------   ------------   --------------   ------------
Intangible assets subject to amortization
  Patents.................................       $ 85            $ 55            $ 85            $ 52
  Other...................................        159              63             157              59
                                                 ----            ----            ----            ----
                                                  244             118             242             111
Intangible assets not subject to
  amortization (primarily trademarks).....        129              --             129              --
                                                 ----            ----            ----            ----
Total intangible assets...................       $373            $118            $371            $111
                                                 ----            ----            ----            ----

Amortization expense for intangible assets was $7 million for the six months ended June 30, 2006, and June 30, 2005. Amortization expense is estimated to total $14 million, $14 million, $14 million, $13 million, and $12 million for 2006, 2007, 2008, 2009, and 2010, respectively.

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                               JUNE 30, 2006      DECEMBER 31, 2005
(In millions)                                                 ----------------   --------------------
Original cost
  Land, buildings, and improvements.........................      $   640              $   636
  Machinery and equipment...................................        1,486                1,454
  Other, including construction in progress.................           75                   94
                                                                  -------              -------
                                                                    2,201                2,184
Less accumulated depreciation and amortization..............       (1,089)              (1,043)
                                                                  -------              -------
Net property, plant, and equipment..........................      $ 1,112              $ 1,141
                                                                  -------              -------

Capitalized interest was $1 million for the six months ended June 30, 2006, and $2 million for the six months ended June 30, 2005.

NOTE 7.  COMMON STOCK

EARNINGS PER SHARE

Earnings from continuing operations per share of common stock outstanding was computed as follows:

                                                THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                ---------------------------   ---------------------------
                                                    2006           2005           2006           2005
(In millions, except share and per-share data)  ------------   ------------   ------------   ------------
BASIC EARNINGS PER SHARE
  Income from continuing operations......       $         69   $         37   $        120   $         58
                                                ------------   ------------   ------------   ------------
  Average number of shares of common stock
     outstanding.........................        139,927,613    149,329,245    141,005,348    149,124,670
                                                ------------   ------------   ------------   ------------
  Basic earnings from continuing operations
     per share...........................       $       0.50   $       0.25   $       0.85   $       0.39
                                                ------------   ------------   ------------   ------------
DILUTED EARNINGS PER SHARE
  Income from continuing operations......       $         69   $         37   $        120   $         58
                                                ------------   ------------   ------------   ------------
  Average number of shares of common stock
     outstanding.........................        139,927,613    149,329,245    141,005,348    149,124,670
  Effect of dilutive securities
     Stock options.......................          1,405,066      1,575,086      1,384,164      1,693,774
     Performance shares..................            104,137        304,317        104,137        357,399
                                                ------------   ------------   ------------   ------------
  Average number of shares of common stock
     outstanding including dilutive shares...    141,436,816    151,208,648    142,493,649    151,175,843
                                                ------------   ------------   ------------   ------------
  Diluted earnings from continuing operations
     per share...........................       $       0.49   $       0.24   $       0.84   $       0.38
                                                ------------   ------------   ------------   ------------

In the first six months of 2006, we acquired 5,711,600 shares of our common stock at an average price of $23.97 per share, representing a total outlay of $137 million. In the first six months of 2005, we did not repurchase any of our common stock.

GRANTOR TRUST

In November 1999, we established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called "rabbi trust" is designed to assure the payment of deferred compensation and supplemental pension benefits. These shares are not considered outstanding for purposes of financial reporting.

NOTE 8. SEGMENT INFORMATION

We report the results of our segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." We have three segments: Consumer Products, Foodservice/Food Packaging, and Other. See
Note 1 for additional details.

The following table sets forth certain segment information.

                                                     CONSUMER   FOODSERVICE/FOOD
                                                     PRODUCTS      PACKAGING       OTHER     TOTAL
(In millions)                                        --------   ----------------   -----     ------
FOR THE THREE MONTHS ENDED JUNE 30, 2006
Sales to external customers........................   $  277         $  473         $--      $  750
Operating income...................................       57             70          (3)(a)     124
FOR THE THREE MONTHS ENDED JUNE 30, 2005
Sales to external customers........................      251            456          --         707
Operating income...................................       30             45           2(a)       77
AT JUNE 30, 2006 AND FOR THE SIX MONTHS THEN ENDED
Sales to external customers........................      519            911          --       1,430
Operating income...................................       99            127(b)       (5)(a)     221
Total assets.......................................    1,040          1,527         243       2,810
AT JUNE 30, 2005 AND FOR THE SIX MONTHS THEN ENDED
Sales to external customers........................      465            855          --       1,320
Operating income...................................       50(c)          73(b)        6(a)      129
Total assets.......................................    1,061          1,441         867(d)    3,369

---------------

(a)  Includes pension-plan income and unallocated corporate expenses.

(b) Includes restructuring and other charges (credits) of $(1) million for the six months ended June 30, 2006, and $5 million for the six months ended June 30, 2005.

(c) Includes restructuring and other charges of $1 million for the six months ended June 30, 2005.

(d) Includes administrative-service operations and assets from discontinued operations of $656 million.

NOTE 9. COMPREHENSIVE INCOME (LOSS)

Details of total comprehensive income (loss) were as follows:

                                                               THREE MONTHS        SIX MONTHS
                                                                   ENDED             ENDED
                                                                 JUNE 30,           JUNE 30,
                                                              ---------------   ----------------
                                                                2006     2005     2006     2005
(In millions)                                                 --------   ----   --------   -----
Net income (loss)...........................................    $69      $(42)    $120     $ (20)
Other comprehensive income
  Additional minimum pension liability, net of tax of $43
     million................................................     --        --       --       (72)
  Net currency-translation gains (losses)...................      1       (23)      (1)      (44)
  Other.....................................................     --        --       --         1
                                                                ---      ----     ----     -----
Total comprehensive income (loss)...........................    $70      $(65)    $119     $(135)
                                                                ---      ----     ----     -----

NOTE 10. PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

The impact of pension plans on pretax income from continuing operations was as follows:

                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                              -------------   -------------
                                                              2006    2005    2006    2005
(In millions)                                                 -----   -----   -----   -----
Components of net periodic benefit income (expense)
  Service cost of benefits earned...........................    (4)     (4)      (9)     (9)
  Interest cost on benefit obligations......................   (57)    (58)    (114)   (116)
  Expected return on plan assets............................    86      86      172     172
  Amortization of:
     Unrecognized actuarial losses..........................   (13)     (9)     (26)    (18)
     Unrecognized prior-service cost........................    (1)     (1)      (1)     (2)
  FAS No. 88 expense........................................    (1)     --       (1)     --
                                                              ----    ----    -----   -----
Total net periodic benefit income...........................  $ 10    $ 14    $  21   $  27
                                                              ----    ----    -----   -----

We have post-retirement health-care and life-insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the provisions of these plans. Benefits may be subject to deductibles, co-payments, and other limitations. Post-retirement plans are not funded. We reserve the right to change post-retirement plans.

NOTE 11. CONTINGENCIES

In November 2004, a law firm purporting to represent more than 1,400 potential plaintiffs, who allegedly experienced various personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998, notified us that it believes we are at least partially responsible for some of such alleged injuries and damages. A predecessor of Pactiv owned the facility from 1978 to 1983. The letter was addressed to Pactiv and Louisiana-Pacific Corporation, the current owner of the facility, to whom a predecessor of Pactiv sold the facility in 1983. As of the date of this report, 12 lawsuits, covering several hundred plaintiffs, have been filed in state and federal court in Alabama, seeking unspecified damages. We are not currently able to quantify our financial exposure, if any, relating to this matter. We intend to defend these lawsuits vigorously and any other lawsuits that may be commenced against us by the potential plaintiffs.

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

NOTE 12. SUBSEQUENT EVENTS

On July 13, 2006, our board of directors increased our share-repurchase authorization by 10 million shares. This new authorization, along with shares remaining under prior authorizations, brought the total shares available for repurchase to 12.1 million as of that date.

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

We have three reporting segments: Consumer Products, Foodservice/Food Packaging, and Other.

     - Consumer Products manufactures disposable plastic, foam, molded-fiber, pressed-paperboard, and aluminum packaging products and sells them to customers such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food-storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks, such as Hefty(R).

     - Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging products and sells them to customers in the food-distribution channel who prepare and process food for consumption. Customers include foodservice distributors, restaurants and other institutional foodservice outlets, food processors, and grocery chains.

     - Other relates to corporate and administrative-service operations and retiree-benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets/liabilities are used.

RESTRUCTURING AND OTHER

In the first quarter of 2004, we announced a restructuring program to reduce manufacturing capacity and overhead costs and to reinvest a portion of the related savings in strategic growth initiatives. The total cost of the restructuring program, the majority of which was executed in the second quarter of 2004, was $84 million; $54 million after tax, or $0.35 per share, which is summarized below.

                                                             EMPLOYEE      ASSET
                                                             SEVERANCE   WRITE-OFFS   OTHER*   TOTAL
                       (In millions)                         ---------   ----------   ------   -----
CUMULATIVE RESTRUCTURING COSTS AT JUNE 30, 2006
  Consumer Products........................................     $ 5         $--        $--      $ 5
  Foodservice/Food Packaging...............................      10          31         35       76
  Other....................................................      --          --          3        3
                                                                ---         ---        ---      ---
TOTAL......................................................     $15         $31        $38      $84
                                                                ---         ---        ---      ---
ACCRUED RESTRUCTURING BALANCE AT MARCH 31, 2006............     $--         $--        $ 1      $ 1
Additions/adjustments to the account
  Foodservice/Food Packaging...............................      --          --         --       --
                                                                ---         ---        ---      ---
ACCRUED RESTRUCTURING BALANCE AT JUNE 30, 2006.............     $--         $--        $ 1      $ 1
                                                                ---         ---        ---      ---

---------------

* Principally asset-removal costs.

Amounts recorded in 2006 and 2005 related to this program were as follows:

                                                            THREE MONTHS        SIX MONTHS
                                                               ENDED               ENDED
                                                              JUNE 30,           JUNE 30,
                                                          ----------------   -----------------
                                                          2006        2005   2006        2005
          (In millions, except per-share data)            ----        ----   ----        -----
Restructuring charges (credits).........................  $--         $--    $ (1)       $   6
After-tax restructuring charges (credits)...............   --          --      --            4
After-tax restructuring charges (credits) per share.....   --          --      --         0.02
After-tax restructuring cash payments...................   --          --      --            4

No further charges related to this program are anticipated.

THREE MONTHS ENDED JUNE 30, 2006, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

RESULTS OF CONTINUING OPERATIONS

Significant Trends

The principal raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 7% lower in the second quarter of 2006 than in the same period of 2005, driven principally by softer market demand and lower benzene prices. Lower resin costs helped improve the spread (the difference between selling prices and raw-material costs) on our polystyrene-based products in the second quarter of 2006. Average industry prices for polyethylene rose approximately 16% in the second quarter of 2006, compared with the same period in 2005, fueled by greater demand and higher natural-gas and ethane prices. Over the past three years, we were able to raise selling prices in many areas of our business to mitigate the effect of resin cost increases.

Raw-material costs were lower on average in the second quarter, compared with the first quarter. However, we exited the quarter at a higher cost level. As oil prices remain near their historic highs, resin costs will likely continue to be a source of uncertainty for us in the near-term. Resin suppliers have announced price increases effective in the third quarter of 2006. At this time, it is not clear whether these price increases will be implemented as announced. We continue to closely monitor the resin marketplace in order to respond quickly to any raw-material cost increases.

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

New consumer product lines launched in 2005 included Hefty(R) Serve 'n Store(R) tableware, Hefty(R) Easy Grip(TM) cups, and Hefty(R) EZ Ovenware(TM) Casserole Pans. In the second quarter of 2006, we continued to benefit from better operating efficiencies and lower new-product launch costs in our Consumer Products segment. For full year 2006, we expect the negative impact on income from the launch of new products to be about one-half of what it was in 2005.

Sales

                                                             THREE MONTHS ENDED       INCREASE
                                                                  JUNE 30,           (DECREASE)
                                                             ------------------   ----------------
                                                              2006        2005    AMOUNT   PERCENT
                       (In millions)                         ------      ------   ------   -------
Consumer Products..........................................   $277        $251     $26        10%
Foodservice/Food Packaging.................................    473         456      17         4
                                                              ----        ----     ---
Total......................................................   $750        $707     $43         6%
                                                              ----        ----     ---

Sales increased 6% on the strength of previous pricing actions, while overall volume was flat.

Increased Consumer Products sales reflected 9% pricing gains and 1% volume growth. New distribution and strong promotions gave rise to an increase in food-storage bag shipments, and a rebound in sales of Hefty(R) foam products led to growth in tableware. Waste bags also posted a slight volume increase.

Sales growth in the Foodservice/Food Packaging business was driven by pricing gains. Volume declined slightly driven by sluggish market conditions, our decision to prune certain lower-margin product lines, and the impact of a major fast-food chain's decision to discontinue a menu item that used packaging sourced solely from Pactiv.

Operating Income

                                                            THREE MONTHS ENDED       INCREASE
                                                                 JUNE 30,           (DECREASE)
                                                            ------------------   ----------------
                                                            2006         2005    AMOUNT   PERCENT
(In millions)                                               -----        -----   ------   -------
Consumer Products.........................................  $ 57          $30     $27        90%
Foodservice/Food Packaging................................    70           45      25        56
Other.....................................................    (3)           2      (5)     (250)
                                                            ----          ---     ---
Total.....................................................  $124          $77     $47        61%
                                                            ----          ---     ---

Total operating income increased significantly driven primarily by higher selling prices, manufacturing and logistics productivity gains, and lower product-launch costs, offset partially by higher selling, general, and administrative (SG&A) costs.

Operating income for the Consumer Products business nearly doubled compared with 2005. The increase was driven principally by higher selling prices and lower product-launch costs, offset partially by higher advertising and promotion costs.

Operating income for the Foodservice/Food Packaging business increased significantly from the prior year, reflecting higher selling prices and lower operating costs.

Operating income for the Other segment decreased from 2005, principally because of higher compensation-related expenses and lower noncash pension income.

Income from Continuing Operations

We recorded income from continuing operations of $69 million, or $0.49 per share, in the second quarter of 2006, compared with $37 million, or $0.24 per share, in 2005.

SIX MONTHS ENDED JUNE 30, 2006, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

Sales

                                                           SIX MONTHS ENDED        INCREASE
                                                               JUNE 30,           (DECREASE)
                                                          ------------------   ----------------
                                                           2006        2005    AMOUNT   PERCENT
(In millions)                                             ------      ------   ------   -------
Consumer Products.......................................  $  519      $  465    $ 54      12%
Foodservice/Food Packaging..............................     911         855      56       7
                                                          ------      ------    ----
Total...................................................  $1,430      $1,320    $110       8%
                                                          ------      ------    ----

Sales increased on the strength of previous pricing actions and higher volume from acquisitions. Excluding the positive impact of acquisitions ($16 million), sales grew 7%.

Sales growth in the Consumer Products business reflected 10% pricing gains and 2% volume growth. Volume growth was led by gains in food-storage bags and tableware, offset partially by a small decline in waste bags.

Foodservice/Food Packaging sales growth was driven by pricing gains of 5% and acquisition related growth of 2%. Organic volume for the period was relatively flat, primarily reflecting sluggish market conditions, our decision in 2005 to eliminate certain low-margin business, and the effect of a major fast-food chain's decision to discontinue a menu item that used packaging sourced solely from Pactiv.

Operating Income

                                                         SIX MONTHS
                                                           ENDED                INCREASE
                                                          JUNE 30,             (DECREASE)
                                                       --------------      -------------------
                                                       2006      2005      AMOUNT      PERCENT
(In millions)                                          ----      ----      ------      -------
Consumer Products....................................  $ 99      $ 50       $49           98%
Foodservice/Food Packaging...........................   127        73        54           74
Other................................................    (5)        6       (11)        (183)
                                                       ----      ----       ---
Total................................................  $221      $129       $92           71%
                                                       ----      ----       ---

Total operating income improved significantly from 2005, driven by higher selling prices and lower new-product launch costs, offset, in part, by higher SG&A costs. Total operating income included a credit of $1 million in 2006 and a charge of $6 million in 2005 for restructuring.

Operating income for the Consumer Products business nearly doubled compared with 2005. The increase was due primarily to higher selling prices and lower new-product launch costs, offset, in part, by slightly higher advertising and promotion costs.

Operating income for the Foodservice/Food Packaging business increased significantly from 2005. The increase primarily reflected higher selling prices, benefits accruing from our efforts to increase sales of higher-margin products, and operating-cost improvements resulting from our lean-manufacturing programs. Operating income included a credit of $1 million in 2006 and a charge of $5 million in 2005 for restructuring.

Operating income for the Other segment decreased from 2005, principally because of higher compensation-related expenses and lower noncash pension income.

Income from Continuing Operations

We recorded income from continuing operations of $120 million, or $0.84 per share, for the six months ended June 30, 2006, compared with $58 million, or $0.38 per share, in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Capitalization

                                                               JUNE 30,      DECEMBER 31,      INCREASE
                                                                 2006            2005         (DECREASE)
(In millions)                                                 -----------   ---------------   ----------
Short-term debt, including current maturities of long-term
  debt......................................................    $  102          $    3          $  99
Long-term debt..............................................       771             869            (98)
                                                                ------          ------          -----
Total debt..................................................       873             872              1
Minority interest...........................................         9               9             --
Shareholders' equity........................................       836             820             16
                                                                ------          ------          -----
Total capitalization........................................    $1,718          $1,701          $  17
                                                                ------          ------          -----
Ratio of total debt to total capitalization.................      50.8%           51.3%          -0.5%

Shareholders' equity increased $16 million from December 31, 2005, as detailed below.

(In millions)
Shareholders' equity at December 31, 2005...................  $820
Increase (decrease)
  Unfavorable foreign-currency translation adjustments......    (1)
  Stock repurchases.........................................  (137)
  Net income................................................   120
  Issuance of common stock in connection with the
     administration of employee-benefit plans(a)............    34
                                                              ----
Shareholders' equity at June 30, 2006.......................  $836
                                                              ----

---------------

(a)Includes $12 million of accrued compensation expense related to performance-share awards.

Cash Flows

                                                              SIX MONTHS
                                                                 ENDED
                                                               JUNE 30,
                                                              -----------    INCREASE
                                                              2006   2005   (DECREASE)
(In millions)                                                 ----   ----   ----------
Cash provided (used) by:
  Operating activities......................................  $118   $164      $(46)
  Investing activities......................................   (26)  (174)      148
  Financing activities......................................  (116)  (137)       21

The decrease in cash provided by operating activities resulted primarily from the reduced usage of our accounts receivable securitization program (See Note
2), offset partially by the increase in net income.

Cash used by investing activities was $26 million in 2006, primarily representing capital expenditures, compared with $174 million in 2005, which included $98 million related to the Newspring acquisition and $75 million for capital expenditures.

Cash used by financing activities was $116 million in 2006, reflecting the repurchase of company stock ($137 million), offset by the issuance of company stock ($21 million) in connection with the administration of employee-benefit plans. Cash used by financing activities was $137 million in 2005, reflecting repayment of the company's synthetic-lease facility balance ($169 million), offset partially by the issuance of company stock ($11 million) in connection with the administration of employee-benefits plans, an increase in revolving-credit borrowings ($11 million), and future amounts due in connection with the acquisition of Newspring ($11 million).

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $48 million at June 30, 2006. It is anticipated that the majority of these expenditures will be funded over the remainder of the year from existing cash and short-term investments and internally generated cash.

Contractual Obligations

There has been no material change in the company's aggregate contractual obligations since the end of 2005.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving-credit facility. On April 19, 2006, we finalized an agreement to increase our revolving-credit facility from $600 to $750 million. No amounts were outstanding at June 30, 2006. We were in full compliance with financial and other covenants of the revolving-credit agreement at the end of the second quarter of 2006. We also use an asset-securitization program as off-balance-sheet financing. No amounts were securitized under this program at June 30, 2006, or December 31, 2005.

We have pension plans that cover substantially all of our employees. Funding of the qualified U.S. plan is determined by the Employee Retirement Income Security Act. Based on long-term projections and regulations in existence at June 30, 2006, we do not expect to be required to contribute cash to this plan through at least 2014.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facilities and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements.

CHANGES IN ACCOUNTING PRINCIPLES

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R) "Share-Based Payments," which requires that the fair value of all share-based payments to employees, including stock options, be recognized in financial statements. SFAS No. 123(R) superceded Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which required that the intrinsic-value method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of awards, and is recognized in the Statement of Income over the period that recipients of awards are required to provide related service (normally the vesting period).

We adopted SFAS No. 123(R) using the modified prospective method as of January 1, 2006. The impact if SFAS No. 123(R) had been adopted in prior periods is shown under the "Stock Based Compensation" section of Note 2. The one-time cumulative adjustment recorded in connection with adopting SFAS No. 123(R) was immaterial for the first six months of 2006.

We elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R), as described in FASB Staff Position No. FAS 123(R) -- 3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards."

SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such "excess" amounts totaled $2 million for the six months ended June 30, 2006. Tax deductions for compensation costs did not exceed amounts recognized for book purposes for the six months ended June 30, 2005.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the application of SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We are currently reviewing FIN No. 48 and evaluating its potential impact on our financial statements.

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

In managing foreign-currency risk, we aggregate existing positions and hedge residual exposures through third-party derivative contracts. We did not have any foreign-currency forward contracts in effect at June 30, 2006.

Interest Rates

At June 30, 2006, we had public-debt securities of $875 million outstanding, with fixed interest rates and maturity dates ranging from 10 months to 21 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time. In addition, we had floating-rate debt of $4 million outstanding at June 30, 2006.

The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                                     MATURITIES
                                                              ------------------------
                                                              2006   2007   AFTER 2007   TOTAL
(Dollars in millions)                                         ----   ----   ----------   -----
Fixed-rate debt.............................................  $ --   $ 99      $776      $875
Average interest rate.......................................    --%   8.0%      8.1%      8.1%
Fair value..................................................  $ --   $ 99      $835      $934
Floating-rate debt..........................................  $  4   $ --      $ --      $  4
Average interest rate.......................................   4.8%    --%       --%      4.8%
Fair value..................................................  $  4   $ --      $ --      $  4

Prior to our spin-off from Tenneco Inc., we entered into an interest-rate swap to hedge our exposure to interest-rate movements. We settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of June 30, 2006.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2006, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. NONE.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors disclosed in our Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2004, our board of directors approved a plan to repurchase up to 5 million shares of our common stock. In August 2005 and October 2005, the board of directors approved the repurchase of an additional 6.1 million and 6.5 million shares, respectively. As of June 30, 2006, the remaining number of shares authorized for repurchase under these plans was 2.1 million. On July 13, 2006, the board of directors approved a plan to repurchase an additional 10 million shares of our common stock. We repurchase shares using open-market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There are no expiration dates for the current share-repurchase authorizations.

The following table summarizes our stock repurchases in the second quarter of 2006.

                                      TOTAL                    TOTAL NUMBER OF SHARES     MAXIMUM NUMBER OF
                                    NUMBER OF      AVERAGE      PURCHASED AS PART OF    SHARES THAT MAY YET BE
                                      SHARES      PRICE PAID     PUBLICLY ANNOUNCED     PURCHASED UNDER PLANS
PERIOD                              PURCHASED     PER SHARE      PLANS OR PROGRAMS           OR PROGRAMS
------                             ------------   ----------   ----------------------   ----------------------
April 2006.......................          --           --                  --                5,875,500
May 2006.........................   1,976,900       $24.90           1,976,900                3,898,600
June 2006........................   1,732,800       $23.94           1,732,800                2,165,800(a)
                                    ---------                        ---------
Total............................   3,709,700                        3,709,700
                                    ---------                        ---------

---------------

(a) Represents the number of shares that are available for repurchase as of June 30, 2006.

ITEM 3. NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The company's 2006 annual meeting of shareholders was held on May 19, 2006, for the purpose of (1) electing directors, (2) ratifying the engagement of Ernst & Young LLP as our independent public accountants for the year 2006, and (3) acting upon such other matters as might be properly brought before the meeting or any adjournment or postponement thereof.

At the meeting, the following persons were elected to the company's board of directors, each for a term to expire at the company's 2007 annual meeting of shareholders:

                                                                  NUMBER OF VOTES
                                                              ------------------------
NOMINEE                                                           FOR        WITHHELD
-------                                                       -----------   ----------
Larry D. Brady..............................................  130,564,940    1,493,020
K. Dane Brooksher...........................................  130,565,911    1,492,049
Robert J. Darnall...........................................  126,911,194    5,146,766
Mary R. (Nina) Henderson....................................  130,467,665    1,590,295
N. Thomas Linebarger........................................  130,552,126    1,505,834
Roger B. Porter.............................................  129,855,193    2,202,767
Richard L. Wambold..........................................  129,912,701    2,145,259
Norman H. Wesley............................................  112,759,770   19,298,190

The shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the year 2006, with 130,888,136 votes for ratification, 335,598 votes against ratification and 834,226 votes abstaining.

ITEM 5. NONE.

ITEM 6. EXHIBITS.

Exhibits designated with an asterisk in the following index are furnished; all other exhibits are incorporated by reference.

EXHIBIT NO.    DESCRIPTION
-----------    -----------
      2        Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to
               Pactiv Corporation's Current Report on Form 8-K dated
               November 11, 1999, File No. 1-15157).
      3.1      Restated Certificate of Incorporation of the registrant
               (incorporated herein by reference to Exhibit 3.1 to Pactiv
               Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
      3.2      Amended and Restated By-laws of the registrant adopted
               September 9, 2005 (incorporated herein by reference to
               Exhibit 3.2 to Pactiv Corporation's Quarterly Report on Form
               10-Q for the quarter ended September 30, 2005, File No.
               1-15157).
      4.1      Specimen Stock Certificate of Pactiv Corporation Common
               Stock (incorporated herein by reference to Exhibit 4.1 to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
      4.2(a)   Qualified Offer Plan Rights Agreement, dated as of November
               4, 1999, by and between the registrant and First Chicago
               Trust Company of New York, as Rights Agent (incorporated
               herein by reference to Exhibit 4.2 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
      4.2(b)   Amendment No. 1 to Rights Agreement, dated as of November 7,
               2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit
               4.4(a) to Pactiv Corporation's Registration Statement on
               Form S-8, File No. 333-101121).
      4.3(a)   Indenture, dated September 29, 1999, by and between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.1 to Tenneco
               Packaging Inc.'s Registration Statement on Form S-4, File
               No. 333-82923).
      4.3(b)   First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(b) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
      4.3(c)   Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(c) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
      4.3(d)   Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(d) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
      4.3(e)   Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(e) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).
      4.3(f)   Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the
               registrant and The Chase Manhattan Bank, as Trustee
               (incorporated herein by reference to Exhibit 4.3(f) to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1999, File No. 1-15157).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
      4.4      Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the
               Pactiv Corporation Rabbi Trust (incorporated herein by
               reference to Exhibit 4.4 to Pactiv Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1999, File No. 1-15157).
     10.1      Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
               herein by reference to Exhibit 16.1 to Tenneco Inc.'s
               Current Report on Form 8-K dated November 4, 1999, File No.
               1-12387).
     10.2      Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
               Report on Form 8-K dated November 4, 1999, File No.
               1-12387).
     10.3      Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
               registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
               for quarterly period ended September 30, 1999, File No.
               1-12387).
     10.4      Pactiv Corporation (formerly known as Tenneco Packaging
               Inc.) Executive Incentive Compensation Plan (incorporated
               herein by reference to Exhibit 10.5 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
     10.5      Pactiv Corporation (formerly known as Tenneco Packaging
               Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
     10.6      Amended and Restated Change in Control Severance Benefit
               Plan for Key Executives as of March 1, 2005 (incorporated
               herein by reference to Exhibit 10.6 to Pactiv Corporation's
               Annual Report on Form 10-K for the year ended December 31,
               2004, File No. 1-15157) (superseding Pactiv Corporation
               (formerly known as Tenneco Packaging Inc.) Change in Control
               Severance Benefit Plan for Key Executives (incorporated
               herein by reference to Exhibit 10.7 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
     10.7      Pactiv Corporation (formerly known as Tenneco Packaging
               Inc.) Deferred Compensation Plan (incorporated herein by
               reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1999, File No. 1-15157).
     10.8      Pactiv Corporation Rabbi Trust (incorporated herein by
               reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1999, File No. 1-15157).
     10.9      Employment Agreement, dated as of March 11, 1997, by and
               between Richard L. Wambold and Tenneco Inc. (incorporated
               herein by reference to Exhibit 10.17 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
     10.10     Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
               Administrative Agent, Credit Suisse First Boston, as
               Syndication Agent, Bank One, NA and Banque Nationale de
               Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
               Statement on Form S-4, File No. 333-82923).
     10.11     Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1999, File No. 1-15157).
     10.12     Letter of Agreement dated September 10, 1999, by and among
               Tenneco Inc., Bank of America, N.A., and Bank of America
               Securities LLC, related to Term Loan Agreement, dated as of
               November 3, 1999, by and between the registrant and Bank of
               America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
               the quarter ended September 30, 1999, File No. 1-15157).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
     10.13     Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
               institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1999, File No.
               1-15157).
     10.14     Pactiv Corporation 2002 Incentive Compensation Plan
               (incorporated herein by reference to Exhibit 4.7 to Pactiv
               Corporation's Registration Statement on Form S-8, File No.
               333-101121).
     10.15     Credit Agreement, dated as of April 19, 2006, among the
               registrant, Bank of America, N.A., as Administrative Agent,
               JP Morgan Chase Bank, N.A., as Syndication Agent and L/C
               Issuer, BNP Paribas, Suntrust Bank, and Citibank, N.A., as
               Co-Documentation Agents, and the other financial
               institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation's Quarterly Report on
               form 10-Q for the quarter ended March 31, 2006, File No.
               1-15157).
     10.16     Pactiv Corporation Defined Retirement Savings Plan
               (incorporated herein by reference to Exhibit 10.16 to Pactiv
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2004, File No. 1-15157).
     10.17     Form of Pactiv Corporation Non-Qualified Stock Option Award
               Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation's Annual Report on Form 10-K for the
               year ended December 31, 2004, File No. 1-15157).
     10.18     Form of Pactiv Corporation Performance Share Award Agreement
               (incorporated herein by reference to Exhibit 10.18 to Pactiv
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2004, File No. 1-15157).
    *10.19     Summary of Compensation Arrangements of Directors
     10.20     Summary of Named Executive Officer Compensation Arrangements
               (incorporated herein by reference to Exhibit 10.20 to Pactiv
               Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2004, File No. 1-15157).
     10.21     Stock Purchase agreement dated as of June 23, 2005, among
               Pactiv Corporation and certain of its affiliates, as
               sellers, and PFP Holding II Corporation, as purchaser
               (incorporated herein by reference to Exhibit 10.21 to Pactiv
               Corporation's Current Report on form 8-K dated June 23,
               2005, file No. 1-15157).
     11        None.
     15        None.
     18        None.
     19        None.
     22        None.
     23        None.
     24        None.
    *31.1      Rule 13a-14(a)/15d-14(a) Certification.
    *31.2      Rule 13a-14(a)/15d-14(a) Certification.
   **32.1      Section 1350 Certification.
   **32.2      Section 1350 Certification.

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

Date: August 8, 2006