Form 10-Q
period 2006-09-30
PACTIV CORP
filed 2006-11-09
CIK 1089976

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 133,068,237 as of October 31, 2006. (See Notes to Financial Statements.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



                                                                         PAGE
                                                                         ----


PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
     Consolidated Statement of Income..................................    3
     Condensed Consolidated Statement of Financial Position............    4
     Condensed Consolidated Statement of Cash Flows....................    5
     Notes to Financial Statements.....................................    6
  Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................   14
  Item 3. Quantitative and Qualitative Disclosures About Market Risk...   21
  Item 4. Controls and Procedures......................................   21
PART II -- OTHER INFORMATION
  Item 1. Legal Proceedings*...........................................   22
  Item 1A. Risk Factors................................................   22
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..   22
  Item 3. Defaults Upon Senior Securities*.............................   22
  Item 4. Submission of Matters to a Vote of Security Holders*.........   22
  Item 5. Other Information*...........................................   22
  Item 6. Exhibits.....................................................   22


--------

   * No response to this item lis included herein either because it is inapplicable or there is nothing to report.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED STATEMENT OF INCOME


                                          THREE MONTHS ENDED       NINE MONTHS ENDED SEPTEMBER
                                            SEPTEMBER 30,                      30,
                                     ---------------------------   ---------------------------
(In millions, except share and per-      2006           2005           2006           2005
share data)                          ------------   ------------   ------------   ------------


SALES..............................  $        749   $        695   $      2,179   $      2,015
COSTS AND EXPENSES
  Cost of sales, excluding
     depreciation and
     amortization..................           518            507          1,511          1,495
  Selling, general, and
     administrative................            90             63            233            186
  Depreciation and amortization....            38             37            110            108
  Other expense....................            --              3              2              6
  Restructuring and other..........            --             --             (1)             6
                                     ------------   ------------   ------------   ------------
                                              646            610          1,855          1,801
OPERATING INCOME...................           103             85            324            214
OTHER INCOME (EXPENSE)
  Interest income..................             1             --              4              1
  Realized foreign-currency
     exchange gain.................            31             --             31             --
  Interest expense, net of interest
     capitalized...................           (18)           (20)           (54)           (60)
  Share of income of joint
     ventures......................             1              1              2              2
                                     ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES.........           118             66            307            157
Income tax expense.................            14             24             83             57
                                     ------------   ------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS..           104             42            224            100
Discontinued operations, net of
  tax..............................            (2)            (3)            (2)           (81)
                                     ------------   ------------   ------------   ------------
NET INCOME.........................  $        102   $         39   $        222   $         19
                                     ============   ============   ============   ============
EARNINGS PER SHARE
Average number of shares of common
  stock outstanding
  Basic............................   136,161,990    147,645,904    139,377,944    148,486,354
  Diluted..........................   138,083,567    149,017,216    141,232,386    150,315,920
Basic earnings (loss) per share of
  common stock
  Continuing operations............  $       0.76   $       0.28   $       1.61   $       0.67
  Discontinued operations..........         (0.02)         (0.02)         (0.02)         (0.54)
                                     ------------   ------------   ------------   ------------
  Total............................  $       0.74   $       0.26   $       1.59   $       0.13
                                     ------------   ------------   ------------   ------------
Diluted earnings (loss) per share
  of common stock
  Continuing operations............  $       0.75   $       0.28   $       1.59   $       0.67
  Discontinued operations..........         (0.02)         (0.02)         (0.02)         (0.54)
                                     ------------   ------------   ------------   ------------
  Total............................  $       0.73   $       0.26   $       1.57   $       0.13
                                     ------------   ------------   ------------   ------------




The accompanying notes to the financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                      SEPTEMBER 30, 2006   DECEMBER 31, 2005
(In millions, except share data)                      ------------------   -----------------


ASSETS
Current assets
  Cash and temporary cash investments...............        $   123             $   172
  Accounts and notes receivable
     Trade, less allowances of $8 at both dates.....            314                 299
     Other..........................................              9                  20
                                                            -------             -------
     Total accounts and notes receivable............            323                 319
                                                            -------             -------
  Inventories
     Finished goods.................................            186                 148
     Work in process................................             50                  41
     Raw materials..................................             71                  61
     Other materials and supplies...................             38                  39
                                                            -------             -------
     Total inventories..............................            345                 289
                                                            -------             -------
  Other.............................................             36                  40
                                                            -------             -------
  Total current assets..............................            827                 820
                                                            -------             -------
Property, plant, and equipment, net.................          1,095               1,141
                                                            -------             -------
Other assets
  Goodwill..........................................            527                 527
  Intangible assets, net............................            251                 260
  Other.............................................             68                  72
                                                            -------             -------
  Total other assets................................            846                 859
                                                            -------             -------
TOTAL ASSETS........................................        $ 2,768             $ 2,820
                                                            -------             -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of
     long-term debt.................................        $    99             $     3
  Accounts payable..................................            172                 179
  Taxes accrued.....................................             64                  32
  Interest accrued..................................             26                   8
  Accrued promotions, rebates, and discounts........             75                  70
  Accrued payroll and benefits......................             61                  69
  Other.............................................             62                  75
  Liabilities from discontinued operations..........             15                  20
                                                            -------             -------
  Total current liabilities.........................            574                 456
                                                            -------             -------
Long-term debt......................................            771                 869
                                                            -------             -------
Deferred income taxes...............................             89                 104
                                                            -------             -------
Pension and postretirement benefits.................            495                 525
                                                            -------             -------
Other...............................................             52                  37
                                                            -------             -------
Minority interest...................................              9                   9
                                                            -------             -------
Shareholders' equity
  Common stock (133,114,623 and 142,362,441 shares
     issued and outstanding, after deducting
     38,668,554 and 29,420,736 shares held in
     treasury, at the respective dates).............              1                   2
  Premium on common stock and other capital
     surplus........................................            785               1,021
  Accumulated other comprehensive income (loss)
     Currency translation adjustment................              7                  34
     Additional minimum pension liability...........         (1,120)             (1,120)
  Retained earnings.................................          1,105                 883
                                                            -------             -------
  Total shareholders' equity........................            778                 820
                                                            -------             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........        $ 2,768             $ 2,820
                                                            -------             -------




The accompanying notes to the financial statements are an integral part of this statement.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                    2006    2005
FOR THE NINE MONTHS ENDED SEPTEMBER 30 (In millions)               -----   -----


OPERATING ACTIVITIES
Net income.......................................................  $ 222   $  19
Less results from discontinued operations........................      2      81
                                                                   -----   -----
Income from continuing operations................................    224     100
Adjustments to reconcile income from continuing operations to cash provided by continuing operations:
  Depreciation and amortization..................................    110     108
  Deferred income taxes..........................................    (18)     26
  Restructuring and other........................................     (1)     --
  Pension income.................................................    (32)    (40)
  Noncash compensation expense...................................      7      --
  Realized foreign-exchange gain.................................    (31)     --
  Net working capital............................................    (22)      4
  Other..........................................................     12      (9)
                                                                   -----   -----
Cash provided by operating activities -- continuing operations...    249     189
Cash provided (used) by operating activities -- discontinued
  operations.....................................................     (7)     42
                                                                   -----   -----
CASH PROVIDED BY OPERATING ACTIVITIES............................    242     231
                                                                   -----   -----
INVESTING ACTIVITIES
Expenditures for property, plant, and equipment -- continuing
  operations.....................................................    (45)    (97)
Acquisitions of businesses and assets............................     --     (98)
Other............................................................      4       2
                                                                   -----   -----
Cash used by investing activities -- continuing operations.......    (41)   (193)
Expenditures for property, plant, and equipment -- discontinued
  operations.....................................................     --     (21)
                                                                   -----   -----
CASH USED BY INVESTING ACTIVITIES................................    (41)   (214)
                                                                   -----   -----
FINANCING ACTIVITIES
Issuance of common stock.........................................     45      14
Purchase of common stock.........................................   (301)   (122)
Retirement of long-term debt.....................................     --    (169)
Issuance of long-term debt.......................................     --     142
Other............................................................      2      10
                                                                   -----   -----
CASH USED BY FINANCING ACTIVITIES -- CONTINUING OPERATIONS.......   (254)   (125)
Effect of foreign exchange-rate changes on cash and temporary
  cash investments...............................................      4      (4)
                                                                   -----   -----
DECREASE IN CASH AND TEMPORARY CASH INVESTMENTS..................    (49)   (112)
Cash and temporary cash investments, January 1...................    172     222
                                                                   -----   -----
CASH AND TEMPORARY CASH INVESTMENTS, SEPTEMBER 30................  $ 123   $ 110
                                                                   -----   -----




The accompanying notes to the financial statements are an integral part of this statement.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The Consolidated Statement of Income for the three- and nine-month period ended September 30, 2006, and 2005, the Condensed Consolidated Statement of Financial Position at September 30, 2006, and the Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2006, and 2005, are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods and at the dates indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv's Form 10-K for the year ended December 31, 2005, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled "SEC Filings", or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior-year financial information to conform with current-year presentation.

We have three reporting segments: Consumer Products, Foodservice/Food Packaging, and Other.

     - Consumer Products manufactures disposable plastic, foam, molded-fiber, pressed-paperboard, and aluminum packaging products, and sells them to customers such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food-storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks, such as Hefty(R).

     - Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging products, and sells them to customers in the food-distribution channel, who prepare and process food for consumption. Customers include foodservice distributors, restaurants, and other institutional foodservice outlets, food processors, and grocery chains.


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

Effective January 1, 2006, we adopted the fair-value method of accounting for employee stock-compensation costs as outlined in SFAS No. 123(R). Prior to that date, we used the intrinsic-value method in accordance with requirements of APB Opinion No. 25. The following table shows the effects on net income and earnings per share had the fair-value method been used in determining stock-based compensation costs in the three- and nine-month period ended September 30, 2005.


                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
(In millions, except per-share data)                 ------------------   ------------------


Net income.........................................        $   39               $   19
After-tax adjustment of stock-based compensation
  costs
  Intrinsic-value method...........................            --                    1
  Fair-value method................................            (3)                  (9)
                                                           ------               ------
Pro forma..........................................        $   36               $   11
                                                           ------               ------
EARNINGS PER SHARE
Basic
As reported........................................        $ 0.26               $ 0.13
Adjustment of stock-based compensation costs
  Intrinsic-value method...........................            --                 0.01
  Fair-value method................................         (0.02)               (0.06)
                                                           ------               ------
Pro forma..........................................        $ 0.24               $ 0.08
                                                           ------               ------
Diluted
As reported........................................        $ 0.26               $ 0.13
Adjustment of stock-based compensation costs
  Intrinsic-value method...........................            --                 0.01
  Fair-value method................................         (0.02)               (0.06)
                                                           ------               ------
Pro forma..........................................        $ 0.24               $ 0.08
                                                           ------               ------



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

ACCOUNTS AND NOTES RECEIVABLE

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the Statement of Financial Position. Related proceeds are included in cash provided by operating activities in the Statement of Cash Flows. No receivables were sold at September 30, 2006, or September 30, 2005. Discounts and fees related to these sales were $1 million and $2 million for the three- and nine-month periods ended September 30, 2005, and were immaterial for the same periods in 2006. These expenses are included in other expense in the Statement of Income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

CHANGES IN ACCOUNTING PRINCIPLES

We adopted SFAS No. 123(R) using the modified prospective method as of January 1, 2006. The impact if SFAS No. 123(R) had been adopted in prior periods is shown under the "Stock Based Compensation" section of this note. The one-time cumulative adjustment recorded in connection with adopting SFAS No. 123(R) was immaterial for the first nine months of 2006.

We elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R), as described in FASB Staff Position No. FAS 123(R) -- 3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards."

SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such "excess" amounts totaled $4 million for the nine months ended September 30, 2006. Tax deductions for compensation costs did not exceed amounts recognized for book purposes for the nine months ended September 30, 2005.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an Amendment of SFAS Nos. 87, 88, 106, and 132 (R)." SFAS No. 158 requires employers to recognize the overfunded or underfunded status of defined-benefit postretirement plans as assets or liabilities in their statement of financial position. In this connection, previously disclosed but unrecognized gains or losses, prior-service costs or credits, and transition assets or obligations must be recognized upon adoption as a component of other comprehensive income, net of applicable taxes. SFAS No. 158 also requires that additional disclosures be provided in the notes to the financial statements regarding the impact on net periodic-benefit costs of delaying the recognition of gains or losses, prior-service costs or credits, and transition assets or obligations. These changes are effective for fiscal years ending after December 15, 2006. In addition, effective for fiscal years beginning after December 15, 2008, SFAS No. 158 precludes companies from using other than their fiscal year-end date to measure plan assets and obligations.

If SFAS No. 158 had been adopted as of December 31, 2005, accumulated other comprehensive loss, a component of shareholders' equity, at that date would have been increased by approximately $49 million. However, this adjustment may not be reflective of the actual impact on shareholders' equity upon SFAS No. 158's adoption effective December 31, 2006. The adoption of SFAS No. 158 will have no effect on our consolidated statements of income or cash flows nor on our debt covenants.

NOTE 3. RESTRUCTURING AND OTHER

In the first quarter of 2004, we announced a restructuring program to reduce manufacturing capacity and overhead costs and to reinvest a portion of the related savings in strategic growth initiatives. The total cost of the restructuring program, the majority of which was executed in the second quarter of 2004, was $84 million, $54 million after tax, or $0.35 per share, which is summarized below.


                                                      EMPLOYEE      ASSET
                                                     SEVERANCE   WRITE-OFFS   OTHER*   TOTAL
(In millions)                                        ---------   ----------   ------   -----


CUMULATIVE RESTRUCTURING COSTS AT SEPTEMBER 30,
  2006
  Consumer Products................................     $ 5          $--        $--     $ 5
  Foodservice/Food Packaging.......................      10           31         35      76
  Other............................................      --           --          3       3
                                                        ---          ---        ---     ---
TOTAL..............................................     $15          $31        $38     $84
                                                        ---          ---        ---     ---
ACCRUED RESTRUCTURING BALANCE AT JUNE 30, AND
  SEPTEMBER 30, 2006...............................     $--          $--        $ 1     $ 1
                                                        ---          ---        ---     ---



--------

   * Principally asset-removal costs.

Amounts recorded in 2006 and 2005 related to this program were as follows:


                                                           THREE MONTHS      NINE MONTHS
                                                              ENDED             ENDED
                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                          -------------    --------------
                                                          2006     2005    2006      2005
(In millions, except per-share data)                      ----     ----    ----     -----


Restructuring charges (credits).........................   $--      $--     $(1)    $   6
After-tax restructuring charges.........................    --       --      --         4
After-tax restructuring charges per share...............    --       --      --      0.02
After-tax restructuring cash payments...................    --       --      --         4


No further charges related to this program are anticipated.

NOTE 4. DISCONTINUED OPERATIONS

On October 12, 2005, we completed the sale of most of our protective- and flexible-packaging businesses to Pregis Corporation for $523 million. Results of these businesses are reported in our financial statements as discontinued operations.

For the three months and nine months ended September 30, 2005, sales from discontinued operations were $224 million and $667 million, respectively. Income from discontinued operations before taxes was $6 million for the three months ended September 30, 2005. A loss from discontinued operations before taxes of $47 million was recorded for the nine months ended September 30, 2005.

Liabilities related to discontinued operations totaled $15 million at September 30, 2006, and $20 million at December 31, 2005, and included obligations related to income taxes, certain royalty payments, and the costs of closing a facility in Europe.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill for the nine months ended September 30, 2006, are shown in the following table.


                                                       CONSUMER    FOODSERVICE/
                                                       PRODUCTS   FOOD PACKAGING   TOTAL
(In millions)                                          --------   --------------   -----


Balance, December 31, 2005...........................    $136          $391         $527
Goodwill adjustment -- prior acquisition.............      --            (1)          (1)
Foreign-currency translation adjustment..............      --             1            1
                                                         ----          ----         ----
Balance, September 30, 2006..........................    $136          $391         $527
                                                         ----          ----         ----



Intangible assets are summarized in the following table.


                                                  SEPTEMBER 30, 2006        DECEMBER 31, 2005
                                               -----------------------   -----------------------
                                               CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                                                 VALUE    AMORTIZATION     VALUE    AMORTIZATION
(In millions)                                  --------   ------------   --------   ------------


Intangible assets subject to amortization
  Patents....................................    $ 85         $ 56         $ 85         $ 52
  Other......................................     159           66          157           59
                                                 ----         ----         ----         ----
                                                  244          122          242          111
Intangible assets not subject to amortization
  (primarily trademarks).....................     129           --          129           --
                                                 ----         ----         ----         ----
Total intangible assets......................    $373         $122         $371         $111
                                                 ----         ----         ----         ----



Amortization expense for intangible assets was $11 million for the nine months ended September 30, 2006, and September 30, 2005. Amortization expense is estimated to total $14 million, $14 million, $14 million, $13 million, and $12 million for 2006, 2007, 2008, 2009, and 2010, respectively.

NOTE 6. PROPERTY, PLANT, AND EQUIPMENT, NET


                                                      SEPTEMBER 30, 2006   DECEMBER 31, 2005
(In millions)                                         ------------------   -----------------


Original cost
  Land, buildings, and improvements.................        $   644             $   636
  Machinery and equipment...........................          1,500               1,454
  Other, including construction in progress.........             71                  94
                                                            -------             -------
                                                              2,215               2,184
Less accumulated depreciation and amortization......         (1,120)             (1,043)
                                                            -------             -------
Net property, plant, and equipment..................        $ 1,095             $ 1,141
                                                            -------             -------



Capitalized interest was $1 million for the nine months ended September 30, 2006, and $3 million for the nine months ended September 30, 2005.

NOTE 7. COMMON STOCK

EARNINGS PER SHARE

Earnings from continuing operations per share of common stock outstanding was computed as follows:


                                          THREE MONTHS ENDED       NINE MONTHS ENDED SEPTEMBER
                                            SEPTEMBER 30,                      30,
                                     ---------------------------   ---------------------------
(In millions, except share and per-      2006           2005           2006           2005
share data)                          ------------   ------------   ------------   ------------


BASIC EARNINGS PER SHARE
  Income from continuing
     operations....................  $        104   $         42   $        224   $        100
                                     ------------   ------------   ------------   ------------
  Average number of shares of
     common stock outstanding......   136,161,990    147,645,904    139,377,944    148,486,354
                                     ------------   ------------   ------------   ------------
  Basic earnings from continuing
     operations per share..........  $       0.76   $       0.28   $       1.61   $       0.67
                                     ------------   ------------   ------------   ------------
DILUTED EARNINGS PER SHARE
  Income from continuing
     operations....................  $        104   $         42   $        224   $        100
                                     ------------   ------------   ------------   ------------
  Average number of shares of
     common stock outstanding......   136,161,990    147,645,904    139,377,944    148,486,354
  Effect of dilutive securities
     Stock options.................     1,523,333      1,068,945      1,430,668      1,488,676
     Performance shares............       397,835        302,367        423,697        340,890
     Restricted stock..............           409             --             77             --
                                     ------------   ------------   ------------   ------------
  Average number of shares of
     common stock outstanding
     including dilutive shares.....   138,083,567    149,017,216    141,232,386    150,315,920
                                     ------------   ------------   ------------   ------------
  Diluted earnings from continuing
     operations per share..........  $       0.75   $       0.28   $       1.59   $       0.67
                                     ------------   ------------   ------------   ------------



In the first nine months of 2006, we acquired 11,872,200 shares of our common stock at an average price of $25.34 per share, representing a total outlay of $301 million. In the first nine months of 2005, we acquired 6,491,622 shares of our common stock for $122 million, or at an average price of $18.84 per share.

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

The following table sets forth certain segment information.


                                               CONSUMER   FOODSERVICE/FOOD
                                               PRODUCTS       PACKAGING      OTHER       TOTAL
(In millions)                                  --------   ----------------   -----      ------


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
Sales to external customers..................   $  282         $  467         $ --      $  749
Operating income.............................       42             65           (4)(a)     103
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
Sales to external customers..................   $  247         $  448         $ --      $  695
Operating income.............................       25             60           --          85
AT SEPTEMBER 30, 2006, AND FOR THE NINE
  MONTHS THEN ENDED
Sales to external customers..................   $  801         $1,378         $ --      $2,179
Operating income.............................      141            192(b)        (9)(a)     324
Total assets.................................    1,054          1,490          224       2,768
AT SEPTEMBER 30, 2005, AND FOR THE NINE
  MONTHS THEN ENDED
Sales to external customers..................   $  712         $1,303         $ --      $2,015
Operating income.............................       75(c)         133(b)         6(a)      214
Total assets.................................    1,039          1,516          909(d)    3,464


--------

  (a) Includes pension-plan income and unallocated corporate expenses.

  (b) Includes restructuring and other credits of $1 million for the nine months ended September 30, 2006, and charges of $5 million for the nine months ended September 30, 2005.

  (c) Includes restructuring and other charges of $1 million for the nine months ended September 30, 2005.

  (d) Includes administrative-service operations and assets from discontinued operations of $665 million.

NOTE 9. COMPREHENSIVE INCOME (LOSS)

Details of total comprehensive income (loss) were as follows:


                                                              THREE
                                                              MONTHS     NINE MONTHS
                                                              ENDED         ENDED
                                                            SEPTEMBER     SEPTEMBER
                                                               30,           30,
                                                           -----------   -----------
                                                           2006   2005   2006   2005
(In millions)                                              ----   ----   ----   ----


Net income...............................................  $102    $39   $222   $ 19
Other comprehensive income
  Additional minimum pension liability, net of tax of $43
     million.............................................    --     --     --    (72)
  Noncash realized foreign-currency exchange gain........   (31)    --    (31)    --
  Net currency-translation gains (losses)................     5      1      4    (43)
  Other..................................................    --     --     --      1
                                                           ----    ---   ----   ----
Total comprehensive income (loss)........................  $ 76    $40   $195   $(95)
                                                           ----    ---   ----   ----



During the third quarter of 2006, we recognized a $31 million noncash foreign-currency exchange gain upon the liquidation of our European treasury operation. Following the sale of our protective- and flexible- businesses in 2005, our European presence is smaller and this operation is no longer needed.

NOTE 10. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

The impact of pension plans on pretax income from continuing operations was as follows:


                                                            THREE
                                                            MONTHS
                                                            ENDED       NINE MONTHS
                                                          SEPTEMBER        ENDED
                                                             30,       SEPTEMBER 30,
                                                         -----------   -------------
                                                         2006   2005    2006    2005
(In millions)                                            ----   ----   -----   -----


Components of net periodic-benefit income (expense)
  Service cost of benefits earned......................    (5)    (4)    (14)    (13)
  Interest cost on benefit obligations.................   (57)   (58)   (171)   (174)
  Expected return on plan assets.......................    86     86     258     258
  Expected plan-participant contributions..............    --     (1)     --      (1)
  Amortization of:
     Unrecognized actuarial losses.....................   (12)   (10)    (38)    (28)
     Unrecognized prior-service cost...................    (1)    --      (2)     (2)
  FAS No. 88 expense...................................    --     --      (1)     --
                                                         ----   ----   -----   -----
Total net periodic-benefit income......................  $ 11   $ 13   $  32   $  40
                                                         ----   ----   -----   -----



In September 2006, the FASB issued SFAS No. 158. See Note 2 for additional information.

Funding of the qualified U.S. pension plan is currently determined by provisions of the Employee Retirement Income Security Act, under which we are not required to make contributions to the plan in 2006. On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (PPA) into law. The PPA, which is effective for plan years beginning after December 31, 2007, significantly alters current funding requirements. Based on our current assumptions and requirements of the PPA, we do not anticipate that after-tax contributions to the plan will be significant for the foreseeable future.

We have postretirement health-care and life-insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the provisions of these plans. Benefits may be subject to deductibles, copayments, and other limitations. Postretirement plans are not funded. We reserve the right to change postretirement plans.

NOTE 11. CONTINGENCIES

We have been named as a defendant in 18 lawsuits, covering approximately 1,400 plaintiffs, all pending in the United States District Court for the Middle District of Alabama. The claims allege that plaintiffs experienced personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to whom a predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the 18 lawsuits. We are not currently able to quantify our financial exposure, if any, relating to this matter. We intend to defend these lawsuits vigorously.

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

NOTE 12. INCOME TAXES

In September 2006, we reduced our income-tax reserves by $27 million, which gave rise to an increase of $29 million, or $0.21 per share, in income from continuing operations, for the three- and nine-month periods ending September 30, 2006, and a decrease of $2 million, or $0.02 per share, in income from discontinued operations for the same periods. These adjustments, which were related principally to matters associated with our separation from Tenneco in 1999, reflected (1) reserve decreases of $40 million as tax years 1999 through 2002 expired and (2) reserve increases of $13 million primarily related to the progress of tax audits in Europe.

A reconciliation of the difference between the U.S. statutory federal income-tax rate and our effective income-tax rate for continuing operations for the three- and nine-months ended September 30, 2006, is shown in the following table.


                                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                             2006                 2006
                                                      ------------------   -----------------


U.S. statutory federal income-tax rate..............          35.0%               35.0%
Increase (decrease) in income-tax rate
  Foreign income taxed at various rates.............           0.1                 0.1
  State and local taxes on income, net of U.S.
     federal income-tax benefit.....................           1.8                 2.1
  Domestic manufacturing deduction..................          (0.8)               (0.7)
  Income-tax reserve decreases......................         (30.6)              (11.8)
  Income-tax reserve increases......................           6.4                 2.5
  Other.............................................            --                (0.2)
                                                             -----               -----
Effective income-tax rate...........................          11.9%               27.0%
                                                             -----               -----



The preceding notes are an integral part of the foregoing financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

Financial statements for all periods presented in this report have been prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis unless otherwise noted. Certain reclassifications have been made to prior-year financial information to conform with current-year presentation.

We have three reporting segments: Consumer Packaging, Foodservice/Food Packaging, and Other.

     - Consumer Products manufactures disposable plastic, foam, molded-fiber, pressed-paperboard, and aluminum packaging products, and sells them to customers such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food-storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks, such as Hefty(R).

     - Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging products, and sells them to customers in the food-distribution channel who prepare and process food for consumption. Customers include foodservice distributors, restaurants, and other institutional foodservice outlets, food processors, and grocery chains.

     - Other relates to corporate and administrative-service operations and retiree-benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets/liabilities are used.

THREE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005

RESULTS OF CONTINUING OPERATIONS

Significant Trends

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 8% higher in the third quarter of 2006 than in the same period of 2005, driven principally by an increase in benzene prices. Average industry prices for polyethylene rose approximately 25% in the third quarter of 2006, compared with the same period in 2005, driven by greater demand and higher ethane prices. Over the past three years, we were able to raise selling prices in many areas of our business to mitigate the effect of resin cost increases.

Raw-material costs, on average, were higher in the third quarter, compared with the second quarter. It is likely that resin costs will continue to be a source of uncertainty for us in the near-term. We continue to closely monitor the resin marketplace in order to respond quickly to any raw-material cost increases.

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

Sales


                                                           THREE
                                                           MONTHS
                                                           ENDED
                                                         SEPTEMBER        INCREASE
                                                            30,          (DECREASE)
                                                        -----------   ----------------
                                                        2006   2005   AMOUNT   PERCENT
(In millions)                                           ----   ----   ------   -------


Consumer Products.....................................  $282   $247     $35       14%
Foodservice/Food Packaging............................   467    448      19        4
                                                        ----   ----     ---
Total.................................................  $749   $695     $54        8%
                                                        ----   ----     ---



Sales increased 8%, reflecting previous pricing actions, while overall volume declined slightly.

Sales in Consumer Products rose 14%, reflecting pricing gains of 13% and 1% volume growth. Strong promotions drove volume increases in food-storage bags and waste bags, offsetting a decrease in volume in foam tableware.

Sales growth in the Foodservice/Food Packaging business was driven by pricing gains. Volume in the segment declined 2%, reflecting weak market conditions.

Operating Income


                                                           THREE
                                                           MONTHS
                                                           ENDED
                                                         SEPTEMBER        INCREASE
                                                            30,          (DECREASE)
                                                        -----------   ----------------
                                                        2006   2005   AMOUNT   PERCENT
(In millions)                                           ----   ----   ------   -------


Consumer Products.....................................  $ 42    $25     $17       68%
Foodservice/Food Packaging............................    65     60       5        8
Other.................................................    (4)    --      (4)      --
                                                        ----    ---     ---
Total.................................................  $103    $85     $18       21%
                                                        ----    ---     ---



The improvement in total operating income was driven by higher selling prices and lower product-launch costs, offset partially by higher raw-material and selling, general, and administrative (SG&A) costs. SG&A costs rose as a result of higher advertising and promotion expenses, as well as higher performance-related compensation costs, primarily reflecting changes in the company's stock price.

Operating income for the Consumer Products business improved significantly compared with 2005. The increase was driven principally by higher selling prices and lower product-launch costs, offset partially by increased raw-material costs and higher advertising and promotion expenses.

The increase in operating income for the Foodservice/Food Packaging business reflected higher selling prices, offset, in part, by higher raw-material and SG&A costs.

Operating income for the Other segment decreased from 2005, principally because of lower noncash pension income and higher performance-related compensation expenses.

Income from Continuing Operations

We recorded income from continuing operations of $104 million, or $0.75 per share, compared with $42 million, or $0.28 per share, in 2005. Results for the third quarter of 2006 included a realized foreign-currency exchange gain of $20 million, net of tax, or $0.14 per share, and a favorable net tax-reserve adjustment of $29 million, or $0.21 per share. See Notes 9 and 12 to the financial statements for additional details.

NINE MONTHS ENDED SEPTEMBER 30, 2006, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

Sales


                                                       NINE MONTHS
                                                          ENDED            INCREASE
                                                      SEPTEMBER 30,       (DECREASE)
                                                     ---------------   ----------------
                                                      2006     2005    AMOUNT   PERCENT
(In millions)                                        ------   ------   ------   -------


Consumer Products..................................  $  801   $  712    $ 89       12%
Foodservice/Food Packaging.........................   1,378    1,303      75        6
                                                     ------   ------    ----
Total..............................................  $2,179   $2,015    $164        8%
                                                     ------   ------    ----



Sales increased on the strength of previous pricing actions and higher volume from acquisitions. Excluding the positive impact of acquisitions, sales grew 7%.

Sales growth in the Consumer Products business reflected 11% pricing gains and 1% volume growth. Volume growth was led by a gain in food-storage bags, offset partially by declines in waste bags and tableware.

Foodservice/Food Packaging sales growth was driven by pricing gains of 6% and acquisition-related growth of 1%. Organic volume declined 1%, primarily reflecting sluggish market conditions, our decision in 2005 to eliminate certain low-margin business, and the effect of a major fast-food chain's decision to discontinue a menu item that used packaging sourced solely from Pactiv.

Operating Income


                                                        NINE MONTHS
                                                           ENDED
                                                         SEPTEMBER        INCREASE
                                                            30,          (DECREASE)
                                                        -----------   ----------------
                                                        2006   2005   AMOUNT   PERCENT
(In millions)                                           ----   ----   ------   -------


Consumer Products.....................................  $141   $ 75    $ 66        88%
Foodservice/Food Packaging............................   192    133      59        44
Other.................................................    (9)     6     (15)     (250)
                                                        ----   ----    ----
Total.................................................  $324   $214    $110        51%
                                                        ----   ----    ----



Total operating income improved significantly from 2005, driven by higher selling prices, offset, in part, by higher SG&A costs, lower pension income, and higher advertising and promotion costs. Total operating income included a credit of $1 million in 2006 and a charge of $6 million in 2005 for restructuring.

Operating income for the Consumer Products business nearly doubled compared with 2005. The increase was due primarily to higher selling prices and lower new-product launch costs, offset, in part, by slightly higher advertising and promotion costs.

Operating income for the Foodservice/Food Packaging business increased significantly. The increase primarily reflected higher selling prices and operating-cost improvements resulting from our lean-manufacturing programs. The increase was offset partially by higher SG&A expenses. Operating income included a credit of $1 million in 2006 and a charge of $5 million in 2005 for restructuring. Operating income for the Other segment decreased, principally because of higher performance-related compensation expenses and lower noncash pension income.

Income from Continuing Operations

We recorded income from continuing operations of $224 million, or $1.59 per share, for the nine months ended September 30, 2006, compared with $100 million, or $0.67 per share, in 2005. 2006 results include a realized foreign-currency exchange gain of $20 million, net of tax, or $0.14 per share, and a favorable net tax-reserve adjustment of $29 million, or $0.21, per share. See Notes 9 and 12 to the financial statements for additional details.

LIQUIDITY AND CAPITAL RESOURCES

Capitalization


                                                    SEPTEMBER 30,   DECEMBER 31,    INCREASE
                                                         2006           2005       (DECREASE)
(In millions)                                       -------------   ------------   ----------


Short-term debt, including current maturities of
  long-term debt..................................      $   99         $    3         $ 96
Long-term debt....................................         771            869          (98)
                                                        ------         ------         ----
Total debt........................................         870            872           (2)
Minority interest.................................           9              9           --
Shareholders' equity..............................         778            820          (42)
                                                        ------         ------         ----
Total capitalization..............................      $1,657         $1,701         $(44)
                                                        ------         ------         ----
Ratio of total debt to total capitalization.......        52.5%          51.3%         1.2%

Shareholders' equity decreased $42 million from December 31, 2005, to September 30, 2006, as detailed below.


(In millions)


Shareholders' equity at December 31, 2005..............................  $ 820
Increase (decrease)
  Unfavorable foreign-currency translation adjustments.................      4
  Realized foreign-currency exchange gain..............................    (31)
  Stock repurchases....................................................   (301)
  Net income...........................................................    222
  Issuance of common stock in connection with the administration of
     employee-benefit plans(a).........................................     64
                                                                         -----
Shareholders' equity at September 30, 2006.............................  $ 778
                                                                         -----



--------

  (a) Included accrued compensation expense and related excess tax benefits of $18 million for performance-share awards.

Cash Flows


                                                             NINE MONTHS
                                                           ENDED SEPTEMBER
                                                                 30,
                                                           ---------------    INCREASE
                                                            2006      2005   (DECREASE)
(In millions)                                              -----     -----   ----------


Cash provided (used) by:
  Operating activities...................................  $ 242     $ 231      $  11
  Investing activities...................................    (41)     (214)       173
  Financing activities...................................   (254)     (125)      (129)


The increase in cash provided by operating activities resulted primarily from higher net income ($75 million), excluding the impact of a noncash foreign-currency exchange gain ($20 million net of tax) and a tax-reserve adjustment ($29 million), offset partially by the impact of discontinued operations ($49 million) and higher working capital ($26 million).

Cash used by investing activities in 2006 primarily reflected capital expenditures of $45 million. Cash used by investing activities in 2005 included $97 million for capital expenditures, $98 million related to the Newspring acquisition, and $21 million for discontinued operations.

Cash used by financing activities in 2006 principally reflected the repurchase of company stock ($301 million), offset partially by the issuance of company stock ($45 million) in connection with the administration of employee-benefit plans. Cash used by financing activities in 2005 reflected the repayment of the company's synthetic-lease facility balance ($169 million) and the repurchase of company stock ($122 million), offset partially by an increase in revolving-credit borrowings ($142 million), the issuance of company stock ($14 million) in connection with the administration of employee-benefits plans, and future amounts due in connection with the acquisition of Newspring ($10 million).

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $62 million at September 30, 2006. It is anticipated that the majority of these expenditures will be funded over the remainder of the year from existing cash and short-term investments and internally generated cash.

Contractual Obligations

There has been no material change in the company's aggregate contractual obligations since the end of 2005.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving-credit facility of $750 million. No amounts were outstanding under the revolving-credit facility at

September 30, 2006. We were in full compliance with financial and other covenants of the revolving-credit agreement at the end of the third quarter of 2006. We also use an asset-securitization program as off-balance-sheet financing. No amounts were securitized under this program at September 30, 2006, or December 31, 2005.

We have pension plans that cover substantially all of our employees. Funding of the qualified U.S. pension plan is currently determined by requirements of the Employee Retirement Income Security Act, under which we are not required to make contributions to the plan in 2006. On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (PPA) into law. The PPA, which is effective for plan years beginning after December 31, 2007, significantly alters current funding requirements. Based on our current assumptions and requirements of the PPA, we do not anticipate that after-tax contributions to the plan will be significant for the foreseeable future.

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

We adopted SFAS No. 123(R) using the modified prospective method as of January 1, 2006. The impact if SFAS No. 123(R) had been adopted in prior periods is shown under the "Stock Based Compensation" section of Note 2. The one-time cumulative adjustment recorded in connection with adopting SFAS No. 123(R) was immaterial for the first nine months of 2006.

We elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R), as described in FASB Staff Position No. FAS 123(R) -- 3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such "excess" amounts totaled $4 million for the nine months ended September 30, 2006. Tax deductions for compensation costs did not exceed amounts recognized for book purposes for the nine months ended September 30, 2005.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an Amendment of SFAS Nos. 87, 88, 106, and 132(R)." SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined-benefit postretirement plan as assets or liabilities in their statement of financial position. In this connection, previously disclosed but unrecognized gains or losses, prior-service costs or credits, and transition assets or obligations must be recognized upon adoption as a component of other comprehensive income, net of applicable taxes. SFAS No. 158 also requires that additional disclosures be provided in the notes to the financial statements regarding the impact on net periodic-benefit costs of delaying the recognition of gains or losses, prior-service costs or credits, and transition assets or obligations. These changes are effective for fiscal years ending after December 15, 2006. In addition, effective for fiscal years beginning after December 31, 2008, SFAS No. 158 precludes companies from using other than their fiscal year-end date to measure plan assets and obligations.

If SFAS No. 158 had been adopted as of December 31, 2005, accumulated other comprehensive loss, a component of shareholders' equity, at that date would have been increased by approximately $49 million. However, this adjustment may not be reflective of the actual impact on shareholders' equity upon SFAS No. 158's adoption effective December 31, 2006. The adoption of SFAS No. 158 will have no effect on our consolidated statements of income or cash flows nor on our debt covenants.

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

       - Changes in U.S. and/or foreign governmental regulations relating to pension-plan funding.

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

Commodity Derivatives

During the third quarter of 2006, we entered into natural gas forward commodity purchase agreements with third parties, hedging a portion of anticipated fourth-quarter 2006 purchases of natural gas used in the production process at certain of our plants. These forward commodity purchase agreements are marked-to-market, with the resulting gains and losses recognized in earnings when hedged transactions are recognized. The mark-to-market adjustments at September 30, 2006, were not material.

Interest Rates

At September 30, 2006, we had public-debt securities of $875 million outstanding, with fixed interest rates and maturity dates ranging from 7 months to 21 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time

The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.


                                                                 MATURITIES
                                                             -----------------
                                                             2007   AFTER 2007   TOTAL
(Dollars in millions)                                        ----   ----------   -----


Fixed-rate debt............................................  $ 99      $776       $875
Average interest rate......................................   8.0%      8.1%       8.1%
Fair value.................................................  $ 99      $870       $969


Prior to our spin-off from Tenneco Inc., we entered into an interest-rate swap to hedge our exposure to interest-rate movements. We settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of September 30, 2006.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2006, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. NONE.

ITEM 1A. RISK FACTORS

There has been no material change in the risk factors disclosed in our Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2005, the board of directors approved a plan to repurchase 6.5 million shares of our common stock. On July 13, 2006, the board of directors approved the repurchase of an additional 10 million shares. As of September 30, 2006, the remaining number of shares authorized to be repurchased was 6 million. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share-repurchase authorization.

The following table summarizes our stock repurchases in the third quarter of 2006.


                                                                                      MAXIMUM NUMBER OF
                                      TOTAL                  TOTAL NUMBER OF SHARES    SHARES THAT MAY
                                    NUMBER OF     AVERAGE     PURCHASED AS PART OF     YET BE PURCHASED
                                      SHARES    PRICE PAID     PUBLICLY ANNOUNCED       UNDER PLANS OR
PERIOD                              PURCHASED    PER SHARE      PLANS OR PROGRAMS          PROGRAMS
------                              ---------   ----------   ----------------------   -----------------


July 2006.........................     23,600     $23.86               23,600             12,142,200
August 2006.......................  2,974,800     $26.02            2,974,800              9,167,400
September 2006....................  3,162,200     $27.19            3,162,200              6,005,200(a)
                                    ---------                       ---------
Total.............................  6,160,600                       6,160,600
                                    ---------                       ---------



--------

(a) Represents the number of shares that are available for repurchase as of September 30, 2006.

ITEM 3-5. NONE.

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

 EXHIBIT NO.   DESCRIPTION
 -----------   -----------

4.2(b)         Amendment No. 1 to Rights Agreement, dated as of November 7, 2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit 4.4(a) to Pactiv
               Corporation's Registration Statement on Form S-8, File No. 333-
               101121).
4.3(a)         Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.'s Registration
               Statement on Form S-4, File No. 333-82923).
4.3(b)         First Supplemental Indenture, dated as of November 4, 1999, to
               Indenture dated as of September 29, 1999, between the registrant and
               The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation's Quarterly Report
               on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
               15157).
4.3(c)         Second Supplemental Indenture, dated as of November 4, 1999, to
               Indenture dated as of September 29, 1999, between the registrant and
               The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation's Quarterly Report
               on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
               15157).
4.3(d)         Third Supplemental Indenture, dated as of November 4, 1999, to
               Indenture dated as of September 29, 1999, between the registrant and
               The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation's Quarterly Report
               on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
               15157).
4.3(e)         Fourth Supplemental Indenture, dated as of November 4, 1999, to
               Indenture dated as of September 1999, between the registrant and The
               Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4.3(f)         Fifth Supplemental Indenture, dated as of November 4, 1999, to
               Indenture dated as of September 29, 1999, between the registrant and
               The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation's Quarterly Report
               on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
               15157).
4.4            Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation
               Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to
               Pactiv Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.1           Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.1 to Tenneco Inc.'s Current Report on Form
               8-K dated November 4, 1999, File No. 1-12387).
10.2           Tax Sharing Agreement, dated as of November 3, 1999, by and between
               Tenneco Inc. and the registrant (incorporated herein by reference to
               Exhibit 16.2 to Tenneco Inc.'s Current Report on Form 8-K dated
               November 4, 1999, File No. 1-12387).
10.3           Amended and Restated Transition Services Agreement, dated as of
               November 4, 1999, by and between Tenneco Inc. and the registrant
               (incorporated herein by reference to Exhibit 10.3 to Tenneco
               Automotive Inc.'s Quarterly Report on Form 10-Q for quarterly period ended September 30, 1999, File No. 1-12387).
10.4           Pactiv Corporation (formerly known as Tenneco Packaging Inc.)
               Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation's Quarterly Report
               on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
               15157).
10.5           Pactiv Corporation (formerly known as Tenneco Packaging Inc.)
               Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's Quarterly Report
               on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
               15157).

 EXHIBIT NO.   DESCRIPTION
 -----------   -----------

10.6           Amended and Restated Change in Control Severance Benefit Plan for
               Key Executives as of March 1, 2005 (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's Annual Report on Form 10-K
               for the year ended December 31, 2004, File No. 1-15157) (superseding
               Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Change in Control Severance Benefit Plan for Key Executives (incorporated herein by reference to Exhibit 10.7 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended September 30,
               1999, File No. 1-15157).
10.7           Pactiv Corporation (formerly known as Tenneco Packaging Inc.)
               Deferred Compensation Plan (incorporated herein by reference to
               Exhibit 10.8 to Pactiv Corporation's Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1999, File No. 1-15157).
10.8           Pactiv Corporation Rabbi Trust (incorporated herein by reference to
               Exhibit 10.11 to Pactiv Corporation's Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1999, File No. 1-15157).
10.9           Employment Agreement, dated as of March 11, 1997, by and between
               Richard L. Wambold and Tenneco Inc. (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation's Quarterly Report
               on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
               15157).
10.10          Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as Administrative Agent,
               Credit Suisse First Boston, as Syndication Agent, Bank One, NA and
               Banque Nationale de Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
               Statement on Form S-4, File No. 333-82923).
10.11          Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to
               Exhibit 10.21 to Pactiv Corporation's Quarterly Report on Form 10-Q
               for the quarter ended September 30, 1999, File No. 1-15157).
10.12          Letter of Agreement dated September 10, 1999, by and among Tenneco
               Inc., Bank of America, N.A., and Bank of America Securities LLC,
               related to Term Loan Agreement, dated as of November 3, 1999, by and between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report
               on Form 10-Q for the quarter ended September 30, 1999, File No. 1-
               15157).
10.13          Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as
               Administrative Agent, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv
               Corporation's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1999, File No. 1-15157).
10.14          Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation's
               Registration Statement on Form S-8, File No. 333-101121).
10.15          Credit Agreement, dated as of April 19, 2006, among the registrant,
               Bank of America, N.A., as Administrative Agent, JP Morgan Chase
               Bank, N.A., as Syndication Agent and L/C Issuer, BNP Paribas,
               Suntrust Bank, and Citibank, N.A., as Co-Documentation Agents, and
               the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation's Quarterly
               Report on form 10-Q for the quarter ended March 31, 2006, File No.
               1-15157).
10.16          Pactiv Corporation Defined Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation's Annual
               Report on Form 10-K for the year ended December 31, 2004, File No.
               1-15157).
10.17          Form of Pactiv Corporation Non-Qualified Stock Option Award
               Agreement (incorporated herein by reference to Exhibit 10.17 to
               Pactiv Corporation's Annual Report on Form 10-K for the year ended
               December 31, 2004, File No. 1-15157).
10.18          Form of Pactiv Corporation Performance Share Award Agreement
               (incorporated herein by reference to Exhibit 10.18 to Pactiv
               Corporation's Annual Report on Form 10-K for the year ended December
               31, 2004, File No. 1-15157).

 EXHIBIT NO.   DESCRIPTION
 -----------   -----------

10.19          Summary of Compensation Arrangements of Directors (incorporated herein by reference to Exhibit 10.19 to Pactiv Corporation's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 2006,
               File No. 1-15157).
10.20          Summary of Named Executive Officer Compensation Arrangements
               (incorporated herein by reference to Exhibit 10.20 to Pactiv
               Corporation's Annual Report on Form 10-K for the year ended December
               31, 2004, File No. 1-15157).
10.21          Stock Purchase agreement dated as of June 23, 2005, among Pactiv
               Corporation and certain of its affiliates, as sellers, and PFP
               Holding II Corporation, as purchaser (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Current Report on
               Form 8-K dated June 23, 2005, file No. 1-15157).
11             None.
15             None.
18             None.
19             None.
22             None.
23             None.
24             None.
*31.1          Rule 13a-14(a)/15d-14(a) Certification.
*31.2          Rule 13a-14(a)/15d-14(a) Certification.
**32.1         Section 1350 Certification.
**32.2         Section 1350 Certification.


--------

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

Date: November 9, 2006