Form 10-K
period 2006-12-31
PACTIV CORP
filed 2007-03-01
CIK 1089976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK 1)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                                Yes  X   No  ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    ___

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Act.)

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

         CLASS OF VOTING STOCK AND NUMBER OF SHARES                       MARKET VALUE OF COMMON STOCK HELD BY
          HELD BY NON-AFFILIATES AT JUNE 30, 2006                                    NON-AFFILIATES
------------------------------------------------------------  ------------------------------------------------------------
              COMMON STOCK 136,961,320 SHARES                                        $3,389,792,670

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value). 132,882,058 shares outstanding as of January 31, 2007. (See Note 11 to the Financial Statements.)
                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                                 PART OF THE FORM 10-K
                          DOCUMENT                                              INTO WHICH INCORPORATED
------------------------------------------------------------  ------------------------------------------------------------
    Pactiv Corporation's Definitive Proxy Statement for                                 Part III
 the Annual Meeting of Shareholders to be held May 18, 2007

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                      PART I
Item 1.          Business....................................................    1
Item 1A.         Risk Factors................................................    4
Item 1B.         Unresolved Staff Comments...................................    6
Item 2.          Properties..................................................    6
Item 3.          Legal Proceedings...........................................    6
Item 4.          Submission of Matters to a Vote of Security Holders.........    7
Item 4.1         Executive Officers of the Registrant........................    7
                                     PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder
                 Matters, and Issuer Purchases of Equity Securities..........    8
Item 6.          Selected Financial Data.....................................    9
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   10
Item 7A.         Quantitative and Qualitative Disclosures About Market
                 Risk........................................................   21
Item 8.          Financial Statements and Supplementary Data.................   22
Item 9.          Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure....................................   54
Item 9A.         Controls and Procedures.....................................   54
Item 9B.         Other Information...........................................   55
                                     PART III
Item 10.         Directors, Executive Officers, and Corporate Governance.....   55
Item 11.         Executive Compensation......................................   55
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................   55
Item 13.         Certain Relationships and Related Transactions, and Director
                 Independence................................................   56
Item 14.         Principal Accounting Fees and Services......................   56
                                     PART IV
Item 15.         Exhibits and Financial Statement Schedules..................   56

ITEM 1. BUSINESS.

OVERVIEW

Pactiv Corporation is a leading producer of consumer and foodservice/food packaging products. With one of the broadest product lines in the specialty-packaging industry, we derive more than 80% of our sales from market sectors in which we hold the No. 1 or No. 2 market-share position. Our business operates 39 manufacturing facilities in North America, 3 in China, and 1 in Germany. In 2006, 95% of our $2.9 billion in sales were generated in North America.

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

     - Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging products, and sells them to customers in the food-distribution channel, who prepare and process food for consumption. Customers include foodservice distributors, restaurants, other institutional foodservice outlets, food processors, and grocery chains.

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

In 2006, Consumer Products accounted for 37% of our sales.

Foodservice/Food Packaging

We are a leading provider of packaging products to the foodservice, supermarket, restaurant, and food packaging markets. Our products are designed to protect food during distribution, aid retailers in merchandising food products, and help customers prepare and serve meals in their homes.

In 2006, Foodservice/Food Packaging accounted for 63% of our sales.

Foodservice customers use our products to merchandise and sell food products on their premises and for takeout meals. Products include tableware items such as plates, bowls, and cups, and a broad line of takeout-service containers made from clear plastic, microwaveable plastic, foam, molded-fiber, paperboard, and aluminum.

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

BUSINESS STRATEGY

Our business strategy is to grow by expanding our existing businesses and by making strategic acquisitions. Through our broad product lines and custom-design capability, we offer customers a range of products to fit their needs. As a result, we are a primary supplier to several national and international manufacturers and distributors, and have developed long-term relationships with key participants in the packaging and foodservice distribution markets. These relationships enable us to better identify and penetrate new markets.

Market Presence

Many of our products have strong market-share positions, including those in key markets such as zipper bags, tableware, foam trays, foodservice foam containers, clear rigid-display packaging, and aluminum cookware. In 2006, we derived more than 80% of our sales from market sectors in which we hold the No. 1 or No. 2 market-share position. This is a reflection of the:

     - Strength of our Hefty(R) and EZ Foil(TM) brands

     - Breadth of our product lines

     - Ability to offer "one-stop shopping" to our customers

New Products/Design Services

Successful development of new products and value-added product-line extensions are essential to our continued growth. In 2005, we opened a new product-development center to locate our research, development, and engineering teams close to our marketing and manufacturing teams, allowing us to better serve our customers. We spent $33 million on research and development activities in both 2006 and 2005 and $28 million in 2004.

Service Capabilities

The Foodservice/Food Packaging segment's "One Face to the Customer" strategy continues to deliver positive results. The systems and information-management infrastructure and distribution network supporting this customer-linked manufacturing process help us to reduce supply-chain costs, enhance customer service, and improve productivity.

Productivity/Cost Reduction

Our continued focus on productivity enhancements and manufacturing and logistics cost reductions is key to improving our profitability. In 2006, approximately 40% of our research and development spending and 30% of our capital spending was devoted to efforts to reduce costs and improve manufacturing and distribution efficiency.

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

Wal-Mart Stores, Inc., which accounted for approximately 16% of our consolidated sales in 2006 and 15% in 2005, was the only customer that accounted for more than 10% of our sales. Our backlog of orders is not material.

ANALYSIS OF SALES

The following table sets forth information regarding sales from continuing operations.

                                                  2006               2005               2004
                                            ----------------   ----------------   ----------------
                                            Amount   % Total   Amount   % Total   Amount   % Total
(In millions)                               ------   -------   ------   -------   ------   -------
Consumer Products.........................  $1,085      37%    $  989      36%    $  934      37%
Foodservice/Food Packaging................   1,832      63      1,767      64      1,610      63
                                            ------     ---     ------     ---     ------     ---
Total.....................................  $2,917     100%    $2,756     100%    $2,544     100%
                                            ------     ---     ------     ---     ------     ---

See Note 14 to the financial statements for additional segment and geographic information.

COMPETITION

Our businesses face significant competition in all of our product lines from numerous national and regional companies of various sizes. Many of our competitors, particularly in the foodservice industry, are significantly smaller and have lower fixed costs. Certain competitors offer a more specialized variety of packaging materials and concepts and may serve more geographic regions through various distribution channels. Our success in obtaining business is driven primarily by our price, quality, product features, and service.

RAW MATERIALS

The principal raw materials we use are plastic resins, aluminum, paperboard, and recycled paper. More than 80% of our sales were from products made from different types of plastics, including polystyrene, polyethylene, polypropylene, and amorphous polyethylene terephthalate (APET). These raw materials are readily available from a wide variety of suppliers. Our overall supply of raw materials was adequate in 2006, and we believe that our raw material supply will remain adequate in 2007.

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

OTHER

At December 31, 2006, we employed approximately 11,000 people, of whom 1,000 were employed by joint ventures, and approximately 12% were covered by collective-bargaining agreements. Two of those agreements, covering 108 employees, are scheduled for renegotiation in 2007. One of the agreements scheduled to be renegotiated in 2006, covering 282 employees, remains open, and is anticipated to be settled during the first quarter of 2007. Our employee relations remain satisfactory.

We own a number of U.S. and foreign patents, trademarks, and other intellectual property that are significant with regard to the manufacture, marketing, and distribution of certain products. We also use numerous software licenses. The intellectual property and licensing rights we hold are adequate for our business.

AVAILABLE INFORMATION

Our website address is www.pactiv.com. Our investor relations link on this website has the following information available free of charge:

     - Annual reports on Form 10-K
     - Quarterly reports on Form 10-Q
     - Current reports on Form 8-K
     - Amendments to these reports
     - Code of business conduct/ethics
     - Code of ethical conduct for financial managers
     - Certain other corporate governance documents

Investor relations information is updated on our website as soon as reasonably practical after we electronically file or furnish information to the Securities and Exchange Commission. In addition, copies of our annual report are made available, free of charge, upon request.

ITEM 1A. RISK FACTORS.

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

PRODUCT CHANGES AND INNOVATION

We operate in a very competitive environment. Historically, product innovation and development have been key to our obtaining and maintaining market share and margins. Our future sales and profitability are partially impacted by our ability to anticipate and react more effectively than our competitors to changes in consumer demand for the types of products we sell. This requires understanding customer desires, creating products that meet those desires, and producing and selling products in a cost-effective manner.

CHANGES IN CUSTOMERS

We must address the demands of both the consumers who ultimately purchase and use our products and the retailers and others who sell our products to end-users. This is necessary for both of our segments, but it is particularly important in our Consumer Products segment. Our sales and margins can be impacted by changes in our distribution channels, customer mix, and merchandising strategies. Examples include customer concentration, consolidation, and substitution of unbranded products for branded products.

Although we have a diverse customer base, we have several large customers. These large customers provide us with cost-saving opportunities that may not be available with smaller, more diverse accounts. However, large customers can take actions that put pressure on our margins. Moreover, a significant downturn in the financial condition of one or more large customers could have an adverse effect on our business results.

INCREASES IN PRODUCTION COSTS

Most of our products are made from plastic. Plastic-resin prices are impacted by the price of oil, natural gas, and chemical intermediaries, such as benzene and ethylene, which can be volatile and affected by many factors, including overall economic activity, geopolitical situations (particularly in oil-exporting regions), natural disasters, and governmental policies and regulation.

Our margins can be negatively impacted by the difference in timing of raw-material cost increases and corresponding product selling-price increases. Similarly, changes in costs of labor, utilities, or transportation can affect our margins.

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

GROWTH/ACQUISITIONS AND DIVESTITURES

Growth, internally and through acquisitions, is an important element of our business strategy. We currently have adequate sources of liquidity for our operations. However, our ability to grow could be impacted if our cost of capital were to increase or if capital were to become more difficult to obtain. Our future success will depend somewhat on our ability to integrate new businesses that we may acquire, dispose of businesses or business segments that we may wish to divest, and re-deploy proceeds from any divestiture.

INTERNATIONAL ISSUES

Currently most of our production and sales are in the United States. Competition from products manufactured in countries that have lower labor and other costs than the U.S. could negatively impact our profitability. Additionally, if we manufacture or sell more of our products in countries outside of the U.S., we will be subject to additional risks, such as those related to economic, political, competitive, and foreign-currency considerations in those other countries.

PENSION PLAN

At the time of our spin-off from Tenneco in 1999, we became the sponsor of Tenneco (now Pactiv) pension plans. These plans cover individuals/beneficiaries from many companies previously owned by Tenneco, but not owned by Pactiv. As a result, the total number of individuals/beneficiaries covered by these plans is much larger than would have been the case if only Pactiv personnel were participants. For this reason, the impact of the pension plans on our net income and shareholders' equity is greater than is typically found at similarly sized companies. Changes in the following factors can have a disproportionate effect on our results compared with similarly sized companies or companies with no pension plan:

     - Assumptions regarding the long-term rate of return on pension assets and other factors
     - Interest rate used to discount projected benefit obligations
     - Level of amortization of actuarial gains and losses
     - Governmental regulations relating to funding of retirement plans in the U.S. and foreign countries

Funding of the qualified U.S. pension plan is currently determined by requirements of the Employee Retirement Income Security Act, under which we were not required to make contributions to the plan in

2006. On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (PPA) into law. The PPA, which is effective for plan years beginning after December 31, 2007, significantly alters current funding requirements. Based on our current assumptions and requirements of the PPA, we do not anticipate that after-tax contributions to the plan will be significant for the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

HEADQUARTERS

Our corporate headquarters is located at 1900 West Field Court, Lake Forest, Illinois 60045. Our general telephone number is (847) 482-2000.

MANUFACTURING AND DISTRIBUTION FACILITIES

Our Consumer Products and Foodservice/Food Packaging segments operate 39 manufacturing and 8 distribution facilities in North America (United States, Mexico, and Canada). We also have a manufacturing facility in Germany and a distribution facility in the United Kingdom that support our Foodservice/Food Packaging segment. In addition, we have research and development centers in Canandaigua, New York, and Vernon Hills, Illinois. We also have joint-venture interests in a corrugated-converting operation in Shaoxing, China (62.5% owned) and in a folding-carton operation in Dongguan, China (50% owned at December 31, 2006). In January 2007, we purchased an additional 1% interest in the operation, bringing our total interest to 51%.

Our plants and equipment are well maintained and in good operating condition. We have satisfactory title to our owned properties, which are subject to certain liens that do not detract materially from the value or use of the properties.

ITEM 3. LEGAL PROCEEDINGS.

We have been named as a defendant in multiple lawsuits, covering approximately 1,400 plaintiffs, all of which are pending in the United States District Court for the Middle District of Alabama. The claims allege that plaintiffs experienced personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to whom a predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. We are not currently able to quantify our financial exposure, if any, relating to this matter. We intend to defend these lawsuits vigorously.

In February 2007, we entered into a consent decree with the Michigan Department of Environmental Quality (MDEQ) resolving a dispute associated with a declaratory-judgment action in the United States District Court, Eastern District of Michigan, related to a superfund site in Filer City, Michigan. In 1993, after years of study, the U.S. Environmental Protection Agency (USEPA) selected a final clean-up remedy for the site pursuant to a record of decision and administrative order, in which the USEPA expressly determined that conditions at the site posed no current or potentially unacceptable risk to human health or the environment and required only monitoring of the natural attenuation of the site. We contended that, because of the USEPA action, the MDEQ is precluded from demanding that we undertake additional investigative and remedial work at the site. Under the consent decree, the MDEQ has agreed not to seek the performance of any additional investigative or remedial work by us unless an investigation funded by the MDEQ generates new site data demonstrating that the USEPA's remedy is not working. The MDEQ also agreed to waive its claims for any past costs against us. In addition, we have reserved the right to challenge any future MDEQ demands related to the site.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

ITEM 4.1. EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers, as of February 28, 2007, are listed below. This information is being included in Part I of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Richard L. Wambold, 55, Chairman of the Board of Directors, President, and Chief Executive Officer.
Mr. Wambold has served as Chairman since March 2000, President since June 1999, and Chief Executive Officer since our spin-off in November 1999. Prior to 1999, Mr. Wambold served as Executive Vice President and General Manager of our foodservice/food packaging and consumer products business units.

Andrew A. Campbell, 61, Senior Vice President and Chief Financial Officer. Mr. Campbell joined the company in October 1999 as Vice President and Chief Financial Officer and has served as Senior Vice President and Chief Financial Officer since January 2001.

Joseph E. Doyle, 47, Vice President, General Counsel, and Secretary
Mr. Doyle was appointed Vice President, General Counsel, and Secretary of the company on February 1, 2007. Prior to joining the company, he was a partner at the law firm of Mayer, Brown, Rowe, & Maw, LLP from 2001 to 2007.

Peter J. Lazaredes, 56, Executive Vice President and General Manager, Foodservice/Food Packaging.
Mr. Lazaredes has served as Executive Vice President and General Manager, Foodservice/Food Packaging, since July 2004. Prior to 2004, and since he joined the company in 1996, Mr. Lazaredes held various senior management positions in the company's foodservice/food packaging business unit.

John N. Schwab, 57, Senior Vice President and General Manager, Hefty(R) Consumer Products.
Mr. Schwab has served as Senior Vice President and General Manager, Hefty(R) Consumer Products, since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Schwab held various senior management positions in the company's consumer products business unit.

Henry M. Wells, III, 62, Vice President and Chief Human Resources Officer.
Mr. Wells has served as Vice President and Chief Human Resources Officer since April 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The outstanding shares of Pactiv Corporation common stock ($0.01 par value) are listed on the New York Stock Exchange under the symbol "PTV." Stock price and dividend information for 2006 and 2005 are shown below.

                                                    2006                          2005
                                         ---------------------------   ---------------------------
                                           PRICE/SHARE                   PRICE/SHARE
                                         ---------------   DIVIDENDS   ---------------   DIVIDENDS
                                          HIGH     LOW       PAID       HIGH     LOW       PAID
                                         ------   ------   ---------   ------   ------   ---------
First quarter..........................  $25.07   $21.50       --      $25.58   $21.39        --
Second quarter.........................   26.00    22.61       --       23.85    20.98        --
Third quarter..........................   28.77    22.36       --       22.38    16.91        --
Fourth quarter.........................   36.53    27.81       --       22.19    16.50        --

At January 31, 2007, there were approximately 37,609 holders of record of the company's common stock, including brokers and other nominees.

We periodically consider alternatives to increase shareholder value, including dividend payments. Dividend declarations are at the discretion of our board of directors. We currently do not pay a dividend.

In October 2005, the board of directors approved the repurchase of 6.5 million shares of our common stock. On July 13, 2006, the board of directors approved the repurchase of an additional 10 million shares. As of December 31, 2006, the remaining number of shares authorized to be repurchased was 4 million. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There are no expiration dates for the current share-repurchase authorizations.

The following table summarizes our stock repurchases in the fourth quarter of 2006.

                                                                          TOTAL NUMBER
                                                                           OF SHARES           MAXIMUM
                                                                          PURCHASED AS        NUMBER OF
                                                                        PART OF PUBLICLY   SHARES THAT MAY
                                            TOTAL NUMBER    AVERAGE        ANNOUNCED       YET BE PURCHASED
                                             OF SHARES     PRICE PAID       PLANS OR        UNDER PLANS OR
PERIOD                                       PURCHASED     PER SHARE        PROGRAMS           PROGRAMS
------                                      ------------   ----------   ----------------   ----------------
October 2006..............................     180,800       $28.47          180,800          5,824,400
November 2006.............................     950,000        32.76          950,000          4,874,400
December 2006.............................     902,000        35.29          902,000          3,972,400(1)
                                             ---------                     ---------
Total.....................................   2,032,800                     2,032,800
                                             ---------                     ---------

---------------

(1) Represents the remaining number of shares that are available for repurchase as of December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA.

                                                      2006       2005       2004       2003       2002
FOR THE YEARS ENDING DECEMBER 31                    --------   --------   --------   --------   --------
(In millions, except per-share data)
STATEMENT OF INCOME
Sales
  Consumer Products...............................  $  1,085   $    989   $    934   $    888   $    841
  Foodservice/Food Packaging......................     1,832      1,767      1,610      1,491      1,329
                                                    --------   --------   --------   --------   --------
                                                       2,917      2,756      2,544      2,379      2,170
                                                    --------   --------   --------   --------   --------
Operating income prior to restructuring...........       423        306        376        420        403
Restructuring and other charges/(credits).........        (1)         6         79         (1)        (3)
                                                    --------   --------   --------   --------   --------
Operating income..................................       424        300        297        421        406
                                                    --------   --------   --------   --------   --------
Tenneco Packaging litigation settlement...........        --         --         --         56         --
Realized foreign-currency exchange gain...........        31         --         --         --         --
Interest expense, net of interest capitalized.....        73         82         85         83         85
Income-tax expense................................       114         81         78        108        130
Income from continuing operations.................       277        143        138        176        194
Income (loss) from discontinued operations, net of
  income tax......................................        (3)       (89)        17         19         26
Cumulative effect of changes in accounting
  principles, net of income tax...................        --         --         --        (12)       (72)
Net income........................................  $    274   $     54   $    155   $    183   $    148
Weighted-average number of shares of common stock
  outstanding
  Basic...........................................   137.866    147.183    151.290    157.932    158.618
  Diluted.........................................   139.704    148.849    153.763    160.144    160.613
Earnings (loss) per share
  Basic
    Continuing operations(1)......................  $   2.01   $   0.97   $   0.91   $   1.11   $   1.22
    Discontinued operations.......................     (0.02)     (0.60)      0.11       0.12       0.16
    Cumulative effect of changes in accounting
      principles..................................        --         --         --      (0.07)     (0.45)
                                                    --------   --------   --------   --------   --------
                                                    $   1.99   $   0.37   $   1.02   $   1.16   $   0.93
  Diluted
    Continuing operations(2)......................  $   1.98   $   0.96   $   0.90   $   1.10   $   1.21
    Discontinued operations.......................     (0.02)     (0.60)      0.11       0.11       0.16
    Cumulative effect of changes in accounting
      principles..................................        --         --         --      (0.07)     (0.45)
                                                    --------   --------   --------   --------   --------
                                                    $   1.96   $   0.36   $   1.01   $   1.14   $   0.92
STATEMENT OF FINANCIAL POSITION
Net assets of discontinued operations.............  $     --   $     --   $    739   $    705   $    669
Total assets......................................     2,758      2,820      3,741      3,706      3,412
Short-term debt, including current maturities of
  long-term debt..................................        98          3        471          4          9
Long-term debt....................................       771        869        869      1,335      1,222
Minority interest.................................         9          9          9          8         21
Shareholders' equity..............................       853        820      1,083      1,061        897
STATEMENT OF CASH FLOWS
Cash provided by operating activities.............  $    372   $    266   $    366   $    336   $    384
Cash provided (used) by investing activities......       (75)       283        (91)      (194)      (244)
Cash used by financing activities.................       294        595        197        134         57
Expenditures for property, plant, and equipment...        78        143        100        112        126

OTHER INFORMATION:

The company has never paid a dividend.

(1) 2006 includes $0.15 per share for a realized foreign-currency exchange gain and $0.21 for income-tax liability adjustments.

(2) 2006 includes $0.14 per share for a realized foreign-currency exchange gain and $0.21 for income-tax liability adjustments.

See Note 3 for restructuring and other and Note 5 for discontinued operations.

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

On October 12, 2005, we completed the sale of most of our protective- and flexible-packaging businesses to Pregis Corporation. These businesses historically were included in our Protective and Flexible Packaging segment. In conjunction with the sale of these entities, we reviewed our reporting segments in concert with requirements of the Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." As a result, we elected to include the retained portions of the protective- and flexible-packaging businesses in our Foodservice/Food Packaging segment.

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

EXECUTIVE OVERVIEW

BUSINESS

Our primary business involves the manufacture and sale of consumer and specialty-packaging products for the consumer and foodservice/food packaging markets. We operate 43 manufacturing facilities in 5 countries.

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

Greater than 80% of our sales come from products made from different types of plastic resins, principally polystyrene and polyethylene, and to a lesser extent polypropylene and amorphous polyethylene terephthalate (APET).

We have pension plans that cover substantially all of our employees. In addition, in conjunction with our spin-off from Tenneco Inc. (Tenneco) in 1999, we became the sponsor of retirement plans covering participating employees of certain former subsidiaries and affiliates of Tenneco. With the exception of pension-service costs associated with our production operations, we record pension income as an offset to selling, general, and administrative expenses. However, when assessing our performance and returns, we typically exclude the effect of pension income and pension assets and liabilities.

SIGNIFICANT TRENDS, OPPORTUNITIES, AND CHALLENGES

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

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. While average industry prices for polystyrene were slightly lower for the full year 2006 compared with 2005, they began to rise at the end of 2006, driven principally by higher benzene costs. In 2006, average industry prices for polyethylene rose approximately 8%, compared with 2005, driven by greater demand and higher ethylene prices. However, in the fourth quarter of 2006, polyethylene costs began to decline. Over the past three years, we were able to raise selling prices in many areas of our business to mitigate the effect of resin cost increases.

It is likely that resin costs will continue to be a source of uncertainty for us. We continue to closely monitor the resin marketplace in order to respond quickly to any raw-material cost increases.

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

In 2006, we began to introduce "lean" principles and tools in many of our operating facilities. We are expanding the use of lean principles to help us accelerate productivity improvements by reducing inventory and scrap levels, providing rapid stock replenishment, shortening scheduling cycles, improving our "one-stop shopping" service, eliminating nonvalue-added activities, and streamlining processes. We expect our ability to use these tools throughout the organization will positively affect our operating results over the next several years.

YEAR 2006 COMPARED WITH 2005

RESULTS OF CONTINUING OPERATIONS

Sales

                                                                              INCREASE (DECREASE)
                                                                              --------------------
                                                             2006     2005     AMOUNT     PERCENT
(In millions)                                               ------   ------   --------   ---------
Consumer Products.........................................  $1,085   $  989     $ 96        9.7%
Foodservice/Food Packaging................................   1,832    1,767       65        3.7
                                                            ------   ------     ----
Total.....................................................  $2,917   $2,756     $161        5.8%
                                                            ------   ------     ----

The increase in total sales in 2006 reflected higher pricing, improved mix, and flat volume. Excluding the positive impact of acquisitions ($16 million), sales grew 5.3%.

Sales for the Consumer Products business increased in 2006, reflecting price gains of 9% and 1% volume growth. A double-digit volume increase in food-storage bags more than offset a volume decrease in foam tableware and waste bags.

Sales growth for the Foodservice/Food Packaging segment in 2006 was driven principally by pricing gains. Slight volume declines in the base business were partially offset by volume gains from acquisitions.

Operating Income

                                                                            INCREASE (DECREASE)
                                                                            --------------------
                                                              2006   2005    AMOUNT     PERCENT
(In millions)                                                 ----   ----   --------   ---------
Consumer Products...........................................  $195   $112     $ 83        74.1%
Foodservice/Food Packaging..................................   244    186       58        31.2
Other.......................................................   (15)     2      (17)
                                                              ----   ----     ----
Total.......................................................  $424   $300     $124        41.3%
                                                              ----   ----     ----

Total operating income increased in 2006 as a result of positive spread (the difference between selling prices and raw-material costs), and lower operating costs, offset partially by higher selling, general, and administrative (SG&A) costs. SG&A expenses rose as a result of higher performance-related compensation costs, primarily driven by the increase in our stock price, lower pension income, and higher advertising and promotion expenses.

Operating income for the Consumer Products business improved significantly from 2005. The increase was driven principally by positive spread, lower product-launch costs, and productivity gains, offset partially by higher advertising and promotion and other SG&A costs.

The increase in operating income for the Foodservice/Food Packaging business in 2006 primarily reflected favorable spread, the benefit of the Newspring acquisition, and productivity gains, offset, in part, by higher SG&A costs.

Operating income for the Other segment decreased from 2005, principally because of lower non-cash pension income and higher administrative expenses.

Income Taxes

Our effective tax rate for 2006 was 29.1%, compared with 36.0% for 2005. The reduction in the tax rate was driven principally by a reduction in accrued income taxes due to the expiration of the statute of limitations for prior tax years, offset partially by other accruals for income-tax liabilities.

Income from Continuing Operations

We recorded income from continuing operations of $277 million, or $1.98 per share, in 2006, compared with $143 million, or $0.96 per share, in 2005. Results in 2006 included noncash pension income of

$26 million after tax, or $0.19 per share, a realized foreign-currency exchange gain upon the liquidation of our European treasury operation of $20 million after tax, or $0.14 per share, and favorable income-tax liability adjustments of $29 million, or $0.21 per share. Prior-period results included non-cash pension income of $34 million after tax, or $0.23 per share.

DISCONTINUED OPERATIONS

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations (See "Basis of Presentation" on page
10) was as follows:

                                                              2006   2005
FOR THE YEARS ENDED DECEMBER 31 (In millions)                 ----   ----
Sales.......................................................  $--    $695
                                                              ---    ----
Income (loss) from operations, net of tax of $0 and $13,
  respectively..............................................   (3)     18
Professional fees and other costs associated with the sale
  of the businesses.........................................   --     (15)
Goodwill impairment, net of tax of $12......................   --     (37)
Estimated loss on the sale of the businesses, net of tax of
  $28 million...............................................   --     (50)
Tax on repatriated foreign earnings.........................   --      (5)
                                                              ---    ----
Net loss from discontinued..................................  $(3)   $(89)
                                                              ---    ----

In 2006, we recorded a loss on discontinued operations of $3 million related to final working-capital adjustments and taxes. Liabilities related to discontinued operations totaled $15 million at December 31, 2006, and $20 million at December 31, 2005, and included obligations related to income taxes, certain royalty payments, and the costs of closing a facility in Europe.

Income (loss) from discontinued operations included an allocation of interest expense of $11 million for 2005. Amounts allocated were based on the ratio of the net assets of discontinued operations to the company's total net assets plus consolidated debt. For 2005, interest expense was allocated through October 12, the date of sale of the protective- and flexible-packaging businesses. The buyer of the businesses did not assume the debt of the discontinued operations. In addition, we did not have any debt-repayment requirements as a result of the sale.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This act allowed us to take a special, one-time tax deduction of 85% of certain repatriated foreign earnings. In the fourth quarter of 2005, we repatriated $147 million of the accumulated foreign earnings of our discontinued operations, and recorded a related tax expense of $5 million.

LIQUIDITY AND CAPITAL RESOURCES

Capitalization

                                                                                 INCREASE
                                                               2006     2005    (DECREASE)
(In millions)                                                 ------   ------   ----------
Short-term debt, including current maturities of long-term
  debt(a)...................................................  $   98   $    3     $  95
Long-term debt..............................................     771      869       (98)
                                                              ------   ------     -----
Total debt..................................................     869      872        (3)
Minority interest...........................................       9        9        --
Shareholders' equity........................................     853      820        33
                                                              ------   ------     -----
Total capitalization........................................  $1,731   $1,701     $  30
                                                              ------   ------     -----
Ratio of total debt to total capitalization.................    50.2%    51.3%     (1.1)%

---------------

(a) Short-term debt payable in April 2007

Shareholders' equity increased $33 million in 2006 as detailed below.

(In millions)
Shareholders' equity at December 31, 2005...................   $ 820
Increase (decrease)
  Impact of adopting SFAS No. 158(a)........................     (41)
  Additional minimum pension liability adjustment...........      89
  Favorable foreign-currency translation adjustments........       7
  Realized foreign-currency exchange gain (included in net
     income of $274)........................................     (31)
  Stock repurchases.........................................    (369)
  Net income................................................     274
  Stock-based compensation and issuance of common stock in
     connection with stock-option exercises.................     104
                                                               -----
Shareholders' equity at December 31, 2006...................   $ 853
                                                               -----

(a) SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans"

Cash Flows

Cash flows for continuing and discontinued operations were as follows:

                                                                               INCREASE
                                                              2006    2005    (DECREASE)
(In millions)                                                 -----   -----   ----------
Cash provided (used) by:
  Operating activities......................................  $ 372   $ 266     $ 106
  Investing activities......................................    (75)    283      (358)
  Financing activities......................................   (294)   (595)      301

The increase in cash provided by operating activities in 2006 was driven primarily by higher income from continuing operations ($79 million), better working capital management ($17 million), and an increase in non-cash pension and long-term compensation accruals ($19 million), offset partially by an increase in cash used by discontinued operations ($10 million).

Investing activities in 2006 primarily represented capital expenditures. In 2005, investing activities represented proceeds of $524 million from the sale of the protective- and flexible-packaging businesses and other asset sales, offset, in part, by capital expenditures of $143 million and the cost of acquiring Newspring Industrial Corp. ($98 million).

Cash used by financing activities in 2006 was driven primarily by the repurchase of company stock ($369 million), offset partially by proceeds ($73 million) from the issuance of company stock in connection with the exercise of stock options. Financing activities used $595 million of cash in 2005 for the repayment of debt ($610 million) and the repurchase of company stock ($164 million), offset partially by the issuance of debt ($142 million) and the receipt of proceeds in connection with the issuance of company stock related to the administration of employee-benefit plans ($28 million).

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $103 million at December 31, 2006. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

Contractual Obligations

We enter into arrangements that obligate us to make future payments under long-term contracts. Our long-term contractual obligations at December 31, 2006, were as follows:

                                                                            DUE IN
                                                       -------------------------------------------------
                                                       LESS THAN                               MORE THAN
                                              TOTAL     1 YEAR      1-3 YEARS     3-5 YEARS     5 YEARS
(In millions)                                 ------   ---------   -----------   -----------   ---------
Long-term debt obligations(1)...............  $1,895     $166         $126          $126        $1,477
Operating-lease obligations.................      87       23           31            19            14
Purchase obligations(2).....................     455      380           75            --            --
Other long-term liabilities(3)..............     206       27           38            36           105
                                              ------     ----         ----          ----        ------
Total.......................................  $2,643     $596         $270          $181        $1,596
                                              ------     ----         ----          ----        ------

---------------

(1) Includes fixed-rate debentures, plus related interest-payment obligations based on rates in effect at December 31, 2006.

(2) Includes open capital commitments, amounts related to the purchase of minimum quantities of raw materials at current market prices under supply agreements and other long-term vendor agreements with specific payment provisions and early termination penalties.

(3) Includes undiscounted workers' compensation obligations, and undiscounted and unfunded postretirement medical and supplemental pension-funding requirements.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving-credit facility of $750 million. No amounts were outstanding under the revolving-credit facility at December 31, 2006. We were in full compliance with the financial and other covenants of our revolving-credit agreement at year-end 2006. We also use an asset-securitization program as off-balance-sheet financing. No amounts were securitized under this program as of December 31, 2006, or December 31, 2005.

We have pension plans that cover substantially all of our employees. Funding of the qualified U.S. pension plan is currently determined by requirements of the Employee Retirement Income Security Act, under which we were not required to make contributions to the plan in 2006. On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (PPA) into law. The PPA, which is effective for plan years beginning after December 31, 2007, significantly alters current funding requirements. Based on our current assumptions and requirements of the PPA, we do not anticipate that after-tax contributions to the plan will be significant for the foreseeable future.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facilities and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements.

YEAR 2005 COMPARED WITH 2004

RESULTS OF CONTINUING OPERATIONS

     In the first quarter of 2004, we announced a restructuring program to reduce manufacturing capacity and overhead costs and to reinvest a portion of the related savings in strategic growth initiatives. Implementation of the program resulted in the elimination of approximately 850 salaried and hourly positions worldwide. The total cost of the restructuring program was $84 million, $54 million after tax, or $0.35 per share, covering severance, asset write-offs, and other, which consisted principally of asset-removal costs. The majority of the program was executed in the second quarter of 2004. After-tax cash payments related to the restructuring and other actions totaled $4 million in 2005 and $9 million in 2004. See Note 3 for additional information.

Sales

                                                                               INCREASE (DECREASE)
                                                                               --------------------
                                                              2005     2004     AMOUNT     PERCENT
(In millions)                                                ------   ------   --------   ---------
Consumer Products..........................................  $  989   $  934     $ 55        5.9%
Foodservice/Food Packaging.................................   1,767    1,610      157        9.8
                                                             ------   ------     ----
Total......................................................  $2,756   $2,544     $212        8.3%
                                                             ------   ------     ----

Total sales increased in 2005 on flat volume. Excluding the positive impact of foreign-currency exchange rates ($5 million) and acquisitions ($51 million), sales grew 6.1%, driven mainly by the impact of pricing actions to offset increased resin costs.

Sales for the Consumer Products business increased in 2005 primarily as a result of price increases. Sales growth was driven by an increase in tableware, with the introduction of Hefty(R) Serve n' Store(R)plates and bowls and Hefty(R) Easy Grip(TM) cups, along with the broad-based impact of pricing actions to offset increased resin costs.

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

Total operating income increased in 2005 as a result of lower restructuring costs and positive spread (the difference between selling prices and raw-material costs), offset partially by higher new product launch costs, and higher manufacturing and logistics costs.

The following tables summarize the impact of restructuring and other charges on 2005 and 2004 operating income by segment.

                                                           OPERATING INCOME -- TWELVE MONTHS ENDED
                                                                      DECEMBER 31, 2005
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

We believe focusing on operating income excluding the effect of restructuring and other charges is a meaningful alternative way of evaluating our operating results. The restructuring and other charges relate to actions that will have an ongoing effect on our company. Considering such charges as being applicable to 2005 and 2004 only could make our operating performance in those periods more difficult to evaluate when compared with other periods in which there were no such charges. We use operating income excluding restructuring and other charges to evaluate operating performance.

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

Total operating income excluding restructuring and other charges was down versus 2004. The decline primarily reflected higher new product launch, raw-material, energy-related, and logistics costs, which were offset partially by the effect of price increases.

Operating income excluding restructuring and other charges for the Consumer Products business was down compared with 2004. The decline was driven primarily by increased new product launch expenses, higher plastic-resin and other energy-related costs, and increased logistics costs, which were offset partially by higher selling prices and productivity gains.

Operating income excluding restructuring and other charges for the Foodservice/Food Packaging business increased from 2004. The increase primarily reflected favorable spread, the benefit of the Newspring acquisition, and productivity gains, offset, in part, by higher energy-related and logistics costs.

Operating income excluding restructuring and other charges for the Other segment decreased from 2004, principally because of higher compensation-related expenses and a decrease in noncash pension income.

Income Taxes

Our effective tax rate for 2005 was 36.0%, compared with 36.2% for 2004.

Income from Continuing Operations

We recorded income from continuing operations of $143 million, or $0.96 per share, in 2005, compared with $138 million, or $0.90 per share, in 2004. Results for 2005 included restructuring and other charges of $4 million after tax, or $0.03 per share, and noncash pension income of $34 million after tax, or $0.23 per share. Results for 2004 included restructuring and other charges of $50 million after tax, or $0.32 per share, and noncash pension income of $35 million after tax, or $0.23 per share.

DISCONTINUED OPERATIONS

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations (see "Basis of Presentation" on page
10) was as follows:

                                                              2005   2004
FOR THE YEARS ENDED DECEMBER 31 (In millions)                 ----   ----
Sales.......................................................  $695   $839
                                                              ----   ----
Income from operations, net of tax of $13 and $12,
  respectively..............................................    18     17
Professional fees and other costs associated with the sale
  of the businesses.........................................   (15)    --
Goodwill impairment, net of tax of $12......................   (37)    --
Estimated loss on the sale of the businesses, net of tax of
  $28 million...............................................   (50)    --
Tax on repatriated foreign earnings.........................    (5)    --
                                                              ----   ----
Net income (loss) from discontinued operations..............  $(89)  $ 17
                                                              ----   ----

Income (loss) from discontinued operations included an allocation of interest expense for all periods presented. Amounts allocated were based on the ratio of the net assets of discontinued operations to the company's total net assets plus consolidated debt. For 2005, interest expense was allocated through October 12, the date of sale of the protective- and flexible-packaging businesses. Amounts allocated were $11 million for 2005 and $15 million for 2004. The buyer of the businesses did not assume the debt of the discontinued operations. In addition, we did not have any debt-repayment requirements as a result of the sale.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This act allowed us to take a special, one-time tax deduction of 85% of certain repatriated foreign earnings. In the fourth quarter of 2005, we repatriated $147 million of the accumulated foreign earnings of our discontinued operations, and recorded a related tax expense of $5 million.

Assets and liabilities from discontinued operations were as follows:

                                                              2005   2004
DECEMBER 31 (In millions)                                     ----   ----
Accounts and notes receivable, net..........................  $--    $127
Inventories.................................................   --      95
Other current as sets.......................................   --       4
Property, plant, and equipment, net.........................   --     308
Other long-term assets......................................   --     205
                                                              ---    ----
Total assets from discontinued operations...................  $--    $739
                                                              ---    ----
Accounts payable............................................  $--    $ 64
Accrued expense and other...................................   20      41
Long-term liabilities.......................................   --      40
                                                              ---    ----
Total liabilities from discontinued operations..............  $20    $145
                                                              ---    ----

We have retained responsibility for certain liabilities related to the businesses sold. These included income taxes through October 12, 2005, certain royalty payments, and the costs of closing a facility in Europe. These costs were included in the calculation of the loss on the sale of the businesses.

CHANGES IN ACCOUNTING PRINCIPLES

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) "Share-Based Payments," which requires that the fair value of all share-based payments to employees, including stock options, be recognized in financial statements. SFAS No. 123(R) superseded Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which required that the intrinsic-value method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of awards, and is recognized in the Statement of Income over the period that recipients of awards are required to provide related service (normally the vesting period).

We adopted SFAS No. 123(R) using the modified prospective method as of January 1, 2006. The impact if SFAS No. 123(R) had been adopted in prior periods is shown in the "Stock Based Compensation" section of Note 2. The one-time cumulative adjustment recorded in connection with adopting SFAS No. 123(R) was immaterial for the twelve months ended December 31, 2006.

We elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R), as described in FASB Staff Position No. FAS 123(R) -- 3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such "excess" amounts totaled $4 million in 2006 and $6 million in both 2005 and 2004.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the application of SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing FIN No. 48 and evaluating its potential impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an Amendment of SFAS Nos. 87, 88, 106, and 132(R)." SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined-benefit postretirement plan as assets or liabilities in their statement of financial position. In this connection, previously disclosed but unrecognized gains or losses, prior-service costs or credits, and transition assets or obligations must be recognized upon adoption as a component of accumulated other comprehensive income, net of applicable taxes. SFAS No. 158 also requires that additional disclosures be provided in the notes to the financial statements regarding the impact on net periodic-benefit costs of delaying the recognition of gains or losses, prior-service costs or credits, and transition assets or obligations. These changes are effective for fiscal years ending after December 15, 2006. In addition, effective for fiscal years beginning after December 31, 2008, SFAS No. 158 precludes companies from using other than their fiscal year-end date to measure plan assets and obligations.

We adopted the recognition and disclosure provision of SFAS No. 158 on December 31, 2006. We recorded a charge to other comprehensive income of $41 million upon adoption.

CRITICAL ACCOUNTING POLICIES

Following are our accounting policies that involve the exercise of considerable judgment and the use of estimates. These have the most significant impact on our financial condition and results of operations.

REVENUE RECOGNITION

We recognize sales when the risks and rewards of ownership have transferred to the customer, which generally occurs as products are shipped. In arriving at net sales, we estimate the amount of deductions from sales that are likely to be earned or taken by customers in conjunction with incentive programs. These include volume rebates, early payment discounts, and coupon redemptions. Estimates are based on historical trends and are reviewed quarterly for possible revision. The amount of sales deductions reflected in net sales for the 12 months ended December 31, 2006, are reasonable. In the event that future sales-deduction trends vary significantly from past or expected trends, reported sales may increase or decrease by a material amount.

INVENTORY VALUATION

Our inventories are stated at the lower of cost or market. A portion of inventories (55% and 62% at December 31, 2006, and 2005, respectively) is valued using the last-in, first-out (LIFO) method of accounting. Given the volatility of our costs of raw materials (primarily plastic resins), we prefer the LIFO method because it reflects the current cost of inventories in cost of sales. If we had valued inventories using the first-in, first-out (FIFO) accounting method as of January 1, 2004, net income would have been $33 million, or $0.21 per share, higher in 2004; $2 million, or $0.01 per share, higher in 2005; and $2 million, or $0.02 per share, higher in 2006.

We periodically review inventory balances to identify slow-moving and/or obsolete items. This determination is based on a number of factors, including new product introductions, changes in consumer-demand patterns, and historical usage trends.

PENSION PLANS

In September 2006, the FASB issued SFAS No. 158. See "Changes in Accounting Principles" on page 18 for additional information. Pretax pension-plan income was $42 million in 2006, $54 million in 2005, and $56 million in 2004. With the exception of pension-service costs associated with our production operations, pension income is included in the Statement of Income as an offset to selling, general, and administrative expenses. We estimate that our noncash pretax pension income will increase to $50 million in 2007.

Projections of pension income are based on a number of factors, including estimates of future returns on pension-plan assets; assumptions pertaining to the amortization of actuarial gains/losses; expectations regarding employee compensation; and assumptions related to participant turnover, retirement age, and life expectancy.

In developing our assumption regarding the rate of return on pension-plan assets, we estimate future returns on various classes of assets, risk-free rates of return, and long-term inflation rates. Since inception in 1971, our U.S. qualified pension plan's annual rate of return on assets has averaged 11%. Historically, the plan has invested approximately 70% of its assets in equity securities and 30% in fixed-income investments. After considering all of these factors, we concluded that the use of a 9% rate-of-return on assets assumption was appropriate for 2006. Holding all other assumptions constant, a one-half percentage-point change in the rate-of-return on assets assumption would impact our pretax pension income by approximately $19 million.

The discount-rate assumption for our U.S. plan is based on the composite yield on a portfolio of high-quality corporate bonds constructed with durations to match the plan's future benefit obligations. In this connection, the discount-rate assumption for our U.S. plan at our September 30 measurement date was 5.93% for 2006 and 5.7% for 2005. Holding all other assumptions constant, a one-half percentage-point change in the discount rate would impact our pretax pension income by approximately $4 million.

We use a market-related method for calculating the value of plan assets. This method recognizes the difference between actual and expected returns on plan assets over a 5-year period. Resulting unrecognized gains or losses, along with other actuarial gains and losses, are amortized using the "corridor approach" outlined in SFAS No. 87, "Employers' Accounting for Pensions."

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

COMMODITY DERIVATIVES

During the fourth quarter of 2006, we entered into natural gas commodity purchase agreements with third parties, hedging a portion of anticipated first quarter 2007 purchases of natural gas used in the production process at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at December 31, 2006, were not material.

INTEREST RATES

At December 31, 2006, we had public-debt securities of $875 million outstanding, with fixed interest rates and maturity dates ranging from 4 months to 21 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

The following table provides information about Pactiv's financial instruments that are sensitive to interest-rate risks.

                                                              2007   THEREAFTER   TOTAL
(In millions)                                                 ----   ----------   -----
Fixed-rate debt.............................................  $ 99      $776      $875
Average interest rate.......................................   8.0%      8.1%      8.1%
Fair value..................................................  $ 99      $871      $970

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            INDEX OF THE FINANCIAL STATEMENTS OF PACTIV CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES

                                                              PAGE
                                                              ----
Management's Report on Internal Control Over Financial
  Reporting.................................................   23
Reports of Independent Registered Public Accounting Firm....   24
Consolidated Statement of Income for each of the three years in the period ended
  December 31, 2006.........................................   26
Consolidated Statement of Financial Position at December 31,
  2006, and 2005............................................   27
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 2006...............   28
Consolidated Statement of Shareholders' Equity for each of
  the three years in the period ended December 31, 2006.....   29
Notes to Financial Statements...............................   30

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

We assessed the effectiveness of our internal controls over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth in the Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment using those criteria, we concluded that Pactiv's internal control over financial reporting at December 31, 2006, was effective.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the company's consolidated financial statements. Ernst & Young's attestation report on management's assessment of the company's internal control over financial reporting appears on page 25.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pactiv Corporation:

We have audited the accompanying consolidated statements of financial position of Pactiv Corporation and consolidated subsidiaries (the company) as of December 31, 2006, and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pactiv Corporation and consolidated subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" and, effective December 31, 2006, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans".

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pactiv Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2007

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Pactiv Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Pactiv Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pactiv Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Pactiv Corporation maintained effective internal controls over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pactiv Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Pactiv Corporation and consolidated subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion therein.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2007

CONSOLIDATED STATEMENT OF INCOME

            FOR YEARS ENDED DECEMBER 31                  2006           2005           2004
  (In millions, except share and per-share data)     ------------   ------------   ------------
SALES
  Consumer Products................................  $      1,085   $        989   $        934
  Foodservice/Food Packaging.......................         1,832          1,767          1,610
                                                     ------------   ------------   ------------
                                                            2,917          2,756          2,544
                                                     ------------   ------------   ------------
COSTS AND EXPENSES
  Cost of sales, excluding depreciation and
     amortization..................................         2,027          2,035          1,795
  Selling, general, and administrative.............           316            259            229
  Depreciation and amortization....................           145            146            139
  Other expense....................................             6             10              5
  Restructuring and other..........................            (1)             6             79
                                                     ------------   ------------   ------------
                                                            2,493          2,456          2,247
OPERATING INCOME...................................           424            300            297
OTHER INCOME (EXPENSE)
  Interest income..................................             6              4              2
  Realized foreign-currency exchange gain..........            31             --             --
  Interest expense, net of interest capitalized....           (73)           (82)           (85)
  Share of income of joint ventures................             3              2              2
                                                     ------------   ------------   ------------
INCOME BEFORE INCOME TAXES.........................           391            224            216
Income tax expense.................................           114             81             78
                                                     ------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS..................           277            143            138
Discontinued operations, net of tax................            (3)           (89)            17
                                                     ------------   ------------   ------------
NET INCOME.........................................  $        274   $         54   $        155
                                                     ------------   ------------   ------------
EARNINGS PER SHARE
Weighted-average number of shares of common stock
  outstanding
  Basic............................................   137,865,929    147,182,776    151,289,798
  Diluted..........................................   139,704,381    148,849,418    153,763,156
Basic earnings (loss) per share of common stock
  Continuing operations............................  $       2.01   $       0.97   $       0.91
  Discontinued operations..........................         (0.02)         (0.60)          0.11
                                                     ------------   ------------   ------------
  Total............................................  $       1.99   $       0.37   $       1.02
                                                     ------------   ------------   ------------
Diluted earnings (loss) per share of common stock
  Continuing operations............................  $       1.98   $       0.96   $       0.90
  Discontinued operations..........................         (0.02)         (0.60)          0.11
                                                     ------------   ------------   ------------
  Total............................................  $       1.96   $       0.36   $       1.01
                                                     ------------   ------------   ------------

The accompanying notes to the financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                               DECEMBER 31, 2006      DECEMBER 31, 2005
AT DECEMBER 31 (In millions, except share data)               --------------------   --------------------
ASSETS
Current assets
  Cash and temporary cash investments.......................         $  181                 $  172
  Accounts and notes receivable
     Trade, less allowances of $9 and $8 at the respective
       dates................................................            310                    299
     Other..................................................             13                     20
                                                                     ------                 ------
     Total accounts and notes receivable....................            323                    319
                                                                     ------                 ------
  Inventories
     Finished goods.........................................            144                    148
     Work in process........................................             52                     41
     Raw materials..........................................             61                     61
     Other materials and supplies...........................             39                     39
                                                                     ------                 ------
     Total inventories......................................            296                    289
                                                                     ------                 ------
  Other.....................................................             38                     40
                                                                     ------                 ------
  Total current assets......................................            838                    820
                                                                     ------                 ------
Property, plant, and equipment, net.........................          1,093                  1,141
                                                                     ------                 ------
Other assets
  Goodwill..................................................            525                    527
  Intangible assets, net....................................            238                    260
  Other.....................................................             64                     72
                                                                     ------                 ------
  Total other assets........................................            827                    859
                                                                     ------                 ------
TOTAL ASSETS................................................         $2,758                 $2,820
                                                                     ------                 ------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt, including current maturities of long-term
     debt...................................................         $   98                 $    3
  Accounts payable..........................................            152                    179
  Taxes accrued.............................................             54                     32
  Interest accrued..........................................              8                      8
  Accrued promotions, rebates, and discounts................             77                     70
  Accrued payroll and benefits..............................             82                     69
  Other.....................................................             63                     75
  Liabilities from discontinued operations..................             15                     20
                                                                     ------                 ------
  Total current liabilities.................................            549                    456
                                                                     ------                 ------
Long-term debt..............................................            771                    869
                                                                     ------                 ------
Deferred income taxes.......................................            120                    104
                                                                     ------                 ------
Pension and postretirement benefits.........................            403                    525
                                                                     ------                 ------
Other.......................................................             53                     37
                                                                     ------                 ------
Minority interest...........................................              9                      9
                                                                     ------                 ------
Shareholders' equity
  Common stock (132,676,408 and 142,362,441 shares issued
     and outstanding, after deducting 39,106,769 and
     29,420,736 shares held in treasury, at the respective
     dates).................................................              1                      2
  Premium on common stock and other capital surplus.........            757                  1,021
  Accumulated other comprehensive income (loss)
     Currency translation adjustment........................             10                     34
     Pension funded status..................................         (1,072)                (1,120)
  Retained earnings.........................................          1,157                    883
                                                                     ------                 ------
  Total shareholders' equity................................            853                    820
                                                                     ------                 ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................         $2,758                 $2,820
                                                                     ------                 ------

The accompanying notes to the financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              2006    2005    2004
FOR YEARS ENDING DECEMBER 31 (In millions)                    -----   -----   -----
OPERATING ACTIVITIES
Net income..................................................  $ 274   $  54   $ 155
Less results from discontinued operations...................      3      89     (17)
                                                              -----   -----   -----
Income from continuing operations...........................    277     143     138
Adjustments to reconcile income from continuing operations
  to cash provided by operating activities -- continuing
  operations:
  Depreciation and amortization.............................    145     146     139
  Deferred income taxes.....................................    (19)     20      39
  Restructuring and other...................................     (1)     (1)     32
  Pension income............................................    (42)    (54)    (56)
  Noncash compensation expense..............................      5      --      --
  Realized foreign-exchange gain............................    (31)     --      --
  Changes in components of working capital
     Increase in receivables................................     (6)    (30)     (3)
     (Increase) decrease in inventories.....................     (5)     25       4
     (Increase) decrease in prepayments and other current
      assets................................................     (2)      2       4
     Increase (decrease) in accounts payable................    (27)     (7)     33
     Increase (decrease) in taxes accrued...................     58      30       4
     Decrease in interest accrued...........................     --      (1)     --
     Increase (decrease) in other current liabilities.......     23       5      (5)
  Other.....................................................     11      (8)      4
                                                              -----   -----   -----
Cash provided by operating activities -- continuing
  operations................................................    386     270     333
Cash provided (used) by operating activities -- discontinued
  operations................................................    (14)     (4)     33
                                                              -----   -----   -----
CASH PROVIDED BY OPERATING ACTIVITIES.......................  $ 372   $ 266   $ 366
                                                              -----   -----   -----
INVESTING ACTIVITIES
Expenditures for property, plant, and
  equipment -- continuing operations........................    (78)   (121)    (78)
Acquisitions of businesses and assets.......................     --     (98)     --
Proceeds from the sale of a business or assets..............      3     524       2
                                                              -----   -----   -----
Cash provided (used) by investing activities -- continuing
  operations................................................    (75)    305     (76)
Expenditures for property, plant, and
  equipment -- discontinued operations......................     --     (22)    (22)
Other discontinued operations investing activities..........     --      --       7
                                                              -----   -----   -----
CASH PROVIDED (USED) BY INVESTING ACTIVITIES................  $ (75)  $ 283   $ (91)
                                                              -----   -----   -----
FINANCING ACTIVITIES
Issuance of common stock....................................     73      28      33
Purchase of common stock....................................   (369)   (164)   (230)
Issuance of long-term debt..................................     --     142      --
Retirement of long-term debt................................     --    (610)     --
Net increase in short-term debt, excluding current
  maturities of long-term debt..............................      2       9      --
                                                              -----   -----   -----
CASH USED BY FINANCING ACTIVITIES -- CONTINUING
  OPERATIONS................................................  $(294)  $(595)  $(197)
                                                              -----   -----   -----
Effect of foreign-exchange rate changes on cash and
  temporary cash investments................................      6      (4)      4
                                                              -----   -----   -----
INCREASE (DECREASE) IN CASH AND TEMPORARY CASH
  INVESTMENTS...............................................      9     (50)     82
Cash and temporary cash investments, January 1..............    172     222     140
                                                              -----   -----   -----
CASH AND TEMPORARY CASH INVESTMENTS, DECEMBER 31............  $ 181   $ 172   $ 222
                                                              -----   -----   -----
SUPPLEMENTAL DISCLOSURE OF CASH-FLOW INFORMATION
Cash paid for interest......................................  $  73   $  96   $ 100
Cash paid for income taxes -- continuing operations.........     73      31      35
Cash paid for income taxes -- discontinued operations.......     10      17       6

The accompanying notes to the financial statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                PREMIUM ON                  ACCUMULATED
                                               COMMON STOCK                    OTHER           TOTAL           TOTAL
                                     COMMON      AND OTHER      RETAINED   COMPREHENSIVE   SHAREHOLDERS'   COMPREHENSIVE
                                     STOCK    CAPITAL SURPLUS   EARNINGS   INCOME (LOSS)      EQUITY       INCOME (LOSS)
(In millions, except share amounts)  ------   ---------------   --------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 2003.......     $ 2         $1,326         $  674       $  (941)        $1,061
Premium on common stock issued
  (2,524,346 shares).............                     45                                          45
Treasury stock repurchased
  (10,148,500 shares)............                   (230)                                       (230)
Translation of foreign-currency
  statements.....................                                                  33             33           $ 33
Additional minimum pension-
  liability adjustment, net of tax
  of $12.........................                                                  19             19             19
Net income.......................                                   155                          155            155
                                                                                                               ----
Total comprehensive income.......                                                                               207
                                      ---         ------         ------       -------         ------           ----
BALANCE, DECEMBER 31, 2004.......       2          1,141            829          (889)         1,083
Premium on common stock issued
  (2,264,848 shares).............                     44                                          44
Treasury stock repurchased
  (8,614,222 shares).............                   (164)                                       (164)
Translation of foreign-currency
  statements.....................                                                 (56)           (56)           (56)
Additional minimum pension-
  liability adjustment, net of tax
  of $158........................                                                (141)          (141)          (141)
Net income.......................                                    54                           54             54
                                                                                                               ----
Total comprehensive loss.........                                                                              (143)
                                      ---         ------         ------       -------         ------           ----
BALANCE, DECEMBER 31, 2005.......       2          1,021            883        (1,086)           820
Premium on common stock issued
  (4,218,967 shares).............                     74                                          74
Treasury stock repurchased
  (13,905,000 shares)............      (1)          (368)                                       (369)
Non-cash realized foreign-currency
  exchange gain..................                                                 (31)           (31)           (31)
Translation of foreign-currency
  statements.....................                                                   7              7              7
Stock-based compensation.........                     30                                          30
Additional minimum pension-
  liability adjustment, net of tax
  of $55, before adopting SFAS No.
  158(a).........................                                                  89             89             89
Impact of adopting SFAS No. 158 net
  of tax of ($36)................                                                 (41)           (41)
Net income.......................                                   274                          274            274
                                                                                                               ----
TOTAL COMPREHENSIVE INCOME.......                                                                              $339
                                      ---         ------         ------       -------         ------           ----
BALANCE, DECEMBER 31, 2006.......     $ 1         $  757         $1,157       $(1,062)        $  853
                                      ---         ------         ------       -------         ------

---------------

(a) Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."

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

On October 12, 2005, we completed the sale of most of our protective- and flexible-packaging businesses to Pregis Corporation. These businesses historically were included in our Protective and Flexible Packaging segment. In conjunction with the sale of these entities, we reviewed our reporting segments in concert with requirements of the Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information." As a result, we elected to include the retained portions of the protective- and flexible-packaging businesses in our Foodservice/Food Packaging segment.

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

     - Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging products, and sells them to customers in the food-distribution channel, who prepare and process food for consumption. Customers include foodservice distributors, restaurants, other institutional foodservice outlets, food processors, and grocery chains.

     - Other relates to corporate and administrative-service operations and retiree-benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets/ liabilities are used.

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

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the Statement of Financial Position. The related proceeds are included in cash provided by operating activities in the Statement of Cash Flows. No receivables were sold at December 31, 2006, or December 31, 2005.

Discounts and fees related to these sales were not material in 2006, were $2 million in 2005, and were not material in 2004. These expenses are included in other expense in the Statement of Income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

INVENTORIES

Our inventories are stated at the lower of cost or market. A portion of inventories (55% and 62% at December 31, 2006, and 2005, respectively) is valued using the last-in, first-out (LIFO) method of accounting. All other inventories are valued using first-in, first-out (FIFO) or average-cost methods. If FIFO or average-cost methods had been used to value all inventories, the total inventory balance would have been $59 million higher at December 31, 2006, and $55 million higher at December 31, 2005.

PROPERTY, PLANT, AND EQUIPMENT, NET

Depreciation is recorded on a straight-line basis over the estimated useful lives of assets. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. Depreciation expense totaled $129 million, $129 million, and $124 million for the years ended December 31, 2006, 2005, and 2004, respectively.

We capitalize certain costs related to the purchase and development of software used in our business. Such costs are amortized over the estimated useful lives of the assets, ranging from 3 to 12 years. Capitalized software development costs, net of amortization, were $31 million and $38 million at December 31, 2006, and 2005, respectively.

We periodically re-evaluate carrying values and estimated useful lives of long-lived assets to determine if adjustments are warranted. We use estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets' remaining useful lives.

GOODWILL AND INTANGIBLES, NET

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we review our goodwill and indefinite-lived intangibles for possible impairment. Our annual review is conducted in the fourth quarter of the year, or earlier if warranted by events or changes in circumstances.

Possible impairment of goodwill and indefinite-lived intangibles is determined using a two-step process.

     - The first step requires that the fair value of individual reporting units be compared with their respective carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment, if any.

     - The second step requires that the fair value of a reporting unit be allocated to all of its assets and liabilities, including indefinite-lived intangibles. Any remaining fair value is the implied goodwill, which is then compared with the carrying value of goodwill to determine possible impairment.

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

Intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. We assess the recoverability of the carrying value of such assets based on expected undiscounted cash flows, excluding interest charges, and record an impairment loss if the carrying amount of such assets exceeds the fair value. See Note 8 for additional information.

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

REVENUE RECOGNITION

We recognize sales when the risks and rewards of ownership have transferred to the customer, which generally occurs as products are shipped.

FREIGHT

We record amounts billed to customers for shipping and handling as sales, and record shipping and handling expenses as cost of sales.

GENERAL AND ADMINISTRATIVE EXPENSES

With the exception of pension-service costs associated with our production operations, which approximated $7 million in 2006, and $6 million in both 2005 and 2004, we record pension income as an offset to selling, general, and administrative expenses. Noncash pension income was $49 million in 2006, $60 million in 2005, and $62 million in 2004.

RESEARCH AND DEVELOPMENT

Research and development costs, which are expensed as incurred, totaled $33 million in both 2006 and 2005 and $28 million in 2004.

ADVERTISING

Advertising production costs are expensed as incurred, while advertising media costs are expensed in the period in which the related advertising first takes place. Advertising expenses were $21 million in 2006, $16 million in 2005, and $11 million in 2004.

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) "Share-Based Payments," which requires that the fair value of all share-based payments to employees, including stock options, be recognized in financial statements. SFAS No. 123(R) superseded Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which required that the intrinsic-value method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of awards, and is recognized in the Statement of Income over the period that recipients of awards are required to provide related service (normally the vesting period).

Effective January 1, 2006, we adopted the fair-value method of accounting for employee stock-compensation costs as outlined in SFAS No. 123(R). Prior to that date, we used the intrinsic-value method in accordance with requirements of APB Opinion No. 25. The following table shows the effects on net income and earnings per share had the fair-value method been used in determining stock-based compensation costs in 2005 and 2004.

                                                               2005     2004
(In millions, except per-share data)                          ------   ------
NET INCOME
As reported.................................................  $   54   $  155
After-tax adjustment of stock-based compensation costs
  Intrinsic-value method....................................       5        3
  Fair-value method.........................................     (17)     (13)
                                                              ------   ------
Pro forma...................................................  $   42   $  145
                                                              ------   ------
EARNINGS PER SHARE
Basic
As reported.................................................  $ 0.37   $ 1.02
Adjustment of stock-based compensation costs
  Intrinsic-value method....................................    0.03     0.02
  Fair-value method.........................................   (0.12)   (0.08)
                                                              ------   ------
Pro forma...................................................  $ 0.28   $ 0.96
                                                              ------   ------
Diluted
As reported.................................................  $ 0.36   $ 1.01
Adjustment of stock-based compensation costs
  Intrinsic-value method....................................    0.03     0.02
  Fair-value method.........................................   (0.11)   (0.08)
                                                              ------   ------
Pro forma...................................................  $ 0.28   $ 0.95
                                                              ------   ------

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

We do not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries because we intend to reinvest those earnings in foreign operations. Unremitted earnings of foreign subsidiaries totaled $40 million at December 31, 2006, and $41 million at December 31, 2005. The unrecognized deferred-tax liability associated with unremitted earnings totaled approximately $6 million at December 31, 2006, and $4 million at December 31, 2005.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This act allowed us to take a special, one-time tax deduction of 85% of certain repatriated foreign earnings. In the fourth quarter of 2005, we repatriated $147 million of the accumulated foreign earnings of our discontinued foreign operations, and recorded a related tax expense of $5 million.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding. Diluted earnings per share is calculated in the same manner; however, adjustments are made to reflect the potential issuance of dilutive shares.

RISK MANAGEMENT

From time to time, we use derivative financial instruments to hedge our exposure to changes in foreign-currency exchange rates, principally using foreign-currency purchase and sale contracts with terms of less than 1 year. Net gains or losses on such contracts are recognized in the Statement of Income as offsets to foreign-currency gains or losses on the underlying transactions. In the Statement of Cash Flows, cash receipts and payments related to hedging contracts are classified in the same way as cash flows from the transactions being hedged.

Interest-rate risk management is accomplished through the use of swaps. Interest-rate swaps are recorded at their fair value at each reporting date, with an equal offset either in earnings or other accumulated comprehensive income depending on the designation (or lack thereof) for each swap as a hedging instrument.

From time to time, we employ commodity forward or other derivative contracts to hedge our exposure to adverse changes in the price levels of certain commodities. These instruments are intended to limit the risk on purchases of commodities used in our production processes.

Gains and losses on derivative contracts were not material in 2006, 2005, and 2004. We do not use derivative financial instruments for speculative purposes.

CHANGES IN ACCOUNTING PRINCIPLES

We adopted SFAS No. 123(R) using the modified prospective method as of January 1, 2006. The impact if SFAS No. 123(R) had been adopted in prior periods is shown in the "Stock Based Compensation" section of this note. The one-time cumulative adjustment recorded in connection with adopting SFAS No. 123(R) was immaterial for the twelve months ended December 31, 2006.

We elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R), as described in FASB Staff Position No. FAS 123(R) -- 3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such "excess" amounts totaled $4 million in 2006 and $6 million in both 2005 and 2004.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes," which clarifies the application of SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing FIN No. 48 and evaluating its potential impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an Amendment of SFAS Nos. 87, 88, 106, and 132(R)." SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined-benefit postretirement plan as assets or liabilities in their statement of financial position. In this connection, previously disclosed but unrecognized gains or losses, prior-service costs or credits, and transition assets or obligations must be recognized upon adoption as a component of accumulated other comprehensive income, net of applicable taxes. SFAS No. 158 also requires that additional disclosures be provided in the notes to the financial statements regarding the impact on net periodic-benefit costs of delaying the recognition of gains or losses, prior-service costs or credits, and transition assets or obligations. These changes are effective for fiscal years ending after December 15, 2006. In addition, effective for fiscal years beginning after December 31, 2008, SFAS No. 158 precludes companies from using other than their fiscal year-end date to measure plan assets and obligations.

We adopted the recognition and disclosure provision of SFAS No. 158 on December 31, 2006. We recorded a charge to accumulated other comprehensive income of $41 million upon adoption. See Note 13 for additional information.

ESTIMATES

Financial-statement presentation requires management to make estimates and assumptions that affect reported amounts for assets, liabilities, sales, and expenses. Actual results may differ from such estimates.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform with current-year presentation.

NOTE 3. RESTRUCTURING AND OTHER

In the first quarter of 2004, we announced a restructuring program to reduce manufacturing capacity and overhead costs and to reinvest a portion of the related savings in strategic growth initiatives. Implementation of the program resulted in the elimination of approximately 850 salaried and hourly positions worldwide. The total cost of the restructuring program was approximately $84 million, $54 million after tax, or $0.35 per share, covering severance, asset write-offs, and other, which consisted principally of asset-removal costs. The majority of the program was executed in the second quarter of 2004.

After-tax cash payments related to the restructuring and other actions totaled $4 million in 2005, and $9 million in 2004.

The following summarizes impacts of the restructuring and related actions.

                                                                         ASSET
                                                           SEVERANCE   WRITE-OFFS   OTHER(1)    TOTAL
(In millions)                                              ---------   ----------   ---------   -----
Accrued restructuring balance at January 1, 2005.........     $ 3         $--          $ 7       $10
                                                              ---         ---          ---       ---
Additions/adjustments to the account
  Consumer Products......................................       1          --           --         1
  Foodservice/Food Packaging.............................      (1)          7           (1)        5
                                                              ---         ---          ---       ---
  Total additions/adjustments............................                   7           (1)        6
Cash payments............................................      (3)         --           (4)       (7)
Charges against asset accounts...........................      --          (7)          --        (7)
                                                              ---         ---          ---       ---
Accrued restructuring balance at December 31, 2005.......     $--         $--          $ 2       $ 2
                                                              ---         ---          ---       ---
Additions/adjustments to the account
  Consumer Products......................................      --          --           --        --
  Foodservice/Food Packaging.............................      --          --           (1)       (1)
                                                              ---         ---          ---       ---
  Total additions/adjustments............................      --          --           (1)       (1)
Cash payments............................................      --          --           --        --
                                                              ---         ---          ---       ---
Accrued restructuring balance at December 31, 2006.......     $--         $--          $ 1       $ 1
                                                              ---         ---          ---       ---
CUMULATIVE RESTRUCTURING COSTS AT DECEMBER 31, 2006
  Consumer Products......................................     $ 5         $--          $--       $ 5
  Foodservice/Food Packaging.............................      10          31           35        76
  Other..................................................      --          --            3         3
                                                              ---         ---          ---       ---
TOTAL....................................................     $15         $31          $38       $84
                                                              ---         ---          ---       ---

---------------

(1) Principally asset-removal costs.

NOTE 4. ACQUISITIONS

On March 15, 2005, we acquired Newspring Industrial Corp. (Newspring) for $98 million. Newspring is a leading supplier of thin wall, injection-molded polypropylene products for use in the takeout, delicatessen, and foodservice markets. We paid $87 million for the stock of Newspring and recorded liabilities of $11 million for anticipated future payments related to non-compete agreements and other items. Appraisals of the fair-market value of the assets acquired were finalized during 2006. This resulted in goodwill being reduced by $1 million and other intangibles, property, plant, and equipment, and deferred-tax liabilities being increased by $2 million, $7 million, and $8 million, respectively.

NOTE 5. DISCONTINUED OPERATIONS

On October 12, 2005, we completed the sale of most of our protective- and flexible-packaging businesses to Pregis Corporation for $523 million. Results of these businesses are reported in our financial statements as discontinued operations.

Income (loss) from discontinued operations in 2006, 2005, and 2004 (see Note 1) was as follows:

                                                              2006   2005   2004
DECEMBER 31 (In millions)                                     ----   ----   ----
Sales.......................................................  $--    $695   $839
                                                              ---    ----   ----
Income from operations, net of tax of $0, $13, and $12,
  respectively..............................................   (3)     18     17
Professional fees and other costs associated with the sale
  of the businesses.........................................   --     (15)    --
Goodwill impairment, net of tax of $12......................   --     (37)    --
Estimated loss on the sale of the businesses, net of tax of
  $28 million...............................................   --     (50)    --
Tax on repatriated foreign earnings.........................   --      (5)    --
                                                              ---    ----   ----
Net income (loss) from discontinued operations..............  $(3)   $(89)  $ 17
                                                              ---    ----   ----

In 2006, we recorded a loss on discontinued operations of $3 million related to final working-capital adjustments and taxes. Liabilities related to discontinued operations totaled $15 million at December 31, 2006, and $20 million at December 31, 2005, and included obligations related to income taxes, certain royalty payments, and the costs of closing a facility in Europe.

Income (loss) from discontinued operations included an allocation of interest expense for 2005 and 2004. Amounts allocated were based on the ratio of the net assets of discontinued operations to the company's total net assets plus consolidated debt. For 2005, interest expense was allocated through October 12, the date of sale of the protective- and flexible-packaging businesses. Amounts allocated were $11 million for 2005 and $15 million for 2004. The buyer of the businesses did not assume the debt of the discontinued operations. In addition, we did not have any debt-repayment requirements as a result of the sale.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This act allowed us to take a special, one-time tax deduction of 85% of certain repatriated foreign earnings. In the fourth quarter of 2005, we repatriated $147 million of the accumulated foreign earnings of our discontinued operations, and recorded a related tax expense of $5 million.

NOTE 6. LONG-TERM DEBT, SHORT-TERM DEBT, AND FINANCING ARRANGEMENTS

LONG-TERM DEBT

                                                              2006   2005
DECEMBER 31 (In millions)                                     ----   ----
Notes due 2007, effective interest rate of 8.0%.............  $ --   $ 98
Debentures due 2017, effective interest rate of 8.1%........   300    300
Debentures due 2025, effective interest rate of 7.9%, net of
  $1 million of unamortized discount........................   275    275
Debentures due 2027, effective interest rate of 8.4%, net of
  $4 million of unamortized discount........................   196    196
                                                              ----   ----
Total long-term debt........................................  $771   $869
                                                              ----   ----

At December 31, 2006, aggregate maturities of debt outstanding were $776 million after 2016.

We were in full compliance with financial and other covenants in our various credit agreements at December 31, 2006.

SHORT-TERM DEBT

                                                              2006   2005
DECEMBER 31 (In millions)                                     ----   ----
Current maturities of long-term debt........................  $98     $--
Other.......................................................   --      3
                                                              ---     --
Total short-term debt.......................................  $98     $3
                                                              ---     --

We use lines of credit and overnight borrowings to finance certain of our short-term capital requirements. Information regarding short-term debt, excluding current maturities of long-term debt, is shown below. We had no short-term borrowings in 2006.

                                                               2005(A)
DECEMBER 31 (In millions)                                      -------
Borrowings at end of year...................................    $  3
Weighted-average interest rate on borrowings at end of
  year......................................................     4.8%
Maximum month-end borrowings during year....................       4
Average month-end borrowings during year....................       4
Weighted-average interest rate on average month-end
  borrowings during year....................................     4.8%

---------------

(a) Includes borrowings under committed credit facilities and uncommitted lines of credit.

In 1999, our former parent, Tenneco Inc. (Tenneco) realigned certain of its debt in preparation for the spin-off of Pactiv. In conjunction with this realignment, we entered into an interest-rate swap to hedge our exposure to interest-rate movement. We settled this swap in November 1999 at a loss of $43 million. The loss on the swap is being recognized as additional interest expense over the life of the underlying debentures. At December 31, 2006, the unamortized balance was $38 million.

NOTE 7. FINANCIAL INSTRUMENTS

ASSET AND LIABILITY INSTRUMENTS

At December 31, 2006, and 2005, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short-term debt were the same as, or not materially different than, the amounts recorded for these assets and liabilities. The fair value of long-term debt at December 31, 2006, and 2005, was approximately $871 million and $987 million, respectively. The recorded amount was $771 million at December 31, 2006, and $869 million at December 31, 2005. The fair value of long-term debt was based on quoted market prices for our debt instruments.

INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (INCLUDING DERIVATIVES)

We use derivative instruments, principally swaps, forward contracts, and options, to manage our exposure to movements in foreign-currency values, interest rates, and commodity prices. Amounts recognized in earnings related to our hedging transactions were not material in 2006, 2005, or 2004.

From time to time, we enter into foreign-currency forward contracts with terms of less than 1 year. We do so to mitigate our exposure to exchange-rate changes related to third-party trade receivables and accounts payable. We had no open foreign currency contracts as of December 31, 2006.

During the fourth quarter of 2006, we entered into natural gas commodity purchase agreements with third parties, hedging a portion of anticipated first-quarter 2007 purchases of natural gas used in the production process at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at December 31, 2006, were not material.

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill during 2006 and 2005 by operating segment are shown in the following table.

                                                                                          TOTAL
                                                            CONSUMER    FOODSERVICE/    CONTINUING
                                                            PRODUCTS   FOOD PACKAGING   OPERATIONS
(In millions)                                               --------   --------------   ----------
Balance, December 31, 2004................................    $136          $326           $462
Goodwill additions........................................      --            63             63
Foreign-currency translation adjustment...................      --             2              2
                                                              ----          ----           ----
Balance, December 31, 2005................................    $136          $391           $527
                                                              ----          ----           ----
Goodwill adjustment -- prior acquisitions.................      --            (1)            (1)
Foreign-currency translation adjustment...................      --            (1)            (1)
                                                              ----          ----           ----
Balance, December 31, 2006................................    $136          $389           $525
                                                              ----          ----           ----

Details of intangible assets are shown in the following table.

                                                  DECEMBER 31, 2006               DECEMBER 31, 2005
                                            -----------------------------   -----------------------------
                                                             ACCUMULATED                     ACCUMULATED
                                            CARRYING VALUE   AMORTIZATION   CARRYING VALUE   AMORTIZATION
(In millions)                               --------------   ------------   --------------   ------------
Intangible assets subject to
  amortization
  Patents.................................       $ 87            $ 59            $ 85            $ 52
  Other...................................        148              67             157              59
                                                 ----            ----            ----            ----
                                                  235             126             242             111
Intangible assets not subject to
  amortization (primarily trademarks).....        129              --             129              --
                                                 ----            ----            ----            ----
                                                 $364            $126            $371            $111
                                                 ----            ----            ----            ----

A pension-related intangible of $9 million was eliminated as a result of adjusting our minimum pension liability prior to adopting SFAS No. 158.

The weighted-average amortization period used for patents and other intangible assets subject to amortization is 15 years and 22 years, respectively. Amortization of intangible assets was $14 million for the year ended December 31, 2006. Amortization expense is estimated to total $14 million, $13 million, $12 million, $11 million, and $10 million for 2007, 2008, 2009, 2010, and 2011, respectively.

NOTE 9. PROPERTY, PLANT, AND EQUIPMENT, NET

                                                               2006     2005
DECEMBER 31 (In millions)                                     ------   ------
Original cost
  Land, buildings, and improvements.........................  $  645   $  636
  Machinery and equipment...................................   1,507    1,454
  Other, including construction in progress.................      82       94
                                                              ------   ------
                                                              $2,234   $2,184
Less accumulated depreciation and amortization..............  (1,141)  (1,043)
                                                              ------   ------
Net property, plant, and equipment..........................  $1,093   $1,141
                                                              ------   ------

Capitalized interest was $2 million in 2006, $3 million in 2005, and $2 million in 2004.

NOTE 10. INCOME TAXES

Details of income (loss) from continuing operations before income taxes are shown below.

                                                              2006   2005   2004
(In millions)                                                 ----   ----   ----
Income (loss) from continuing operations before income taxes
  U.S. operations...........................................  $368   $218   $249
  Foreign operations........................................    23      6    (33)
                                                              ----   ----   ----
Total.......................................................  $391   $224   $216
                                                              ----   ----   ----

Shown below are details of income-tax expense for continuing operations.

                                                              2006   2005   2004
(In millions)                                                 ----   ----   ----
Current
  Federal...................................................  $109   $47    $28
  State and local...........................................    16     3      1
  Foreign...................................................     4    11      7
                                                              ----   ---    ---
                                                               129    61     36
                                                              ----   ---    ---
Deferred
  Federal...................................................   (14)   13     39
  State and local...........................................    (5)    5      6
  Foreign...................................................     4     2     (3)
                                                              ----   ---    ---
                                                               (15)   20     42
                                                              ----   ---    ---
Total income-tax expense -- continuing operations...........  $114   $81    $78
                                                              ----   ---    ---

In the third quarter of 2006, we reduced our accrued income taxes by $27 million, which gave rise to an increase of $29 million, or $0.21 per share, in income from continuing operations, for the year ended December 31, 2006, and a decrease of $2 million, or $0.02 per share, in income from discontinued operations for the same period. These adjustments, which were related principally to matters associated with our separation from Tenneco in 1999, reflected (1) a reduction in accrued income taxes of $40 million due to the expiration of the statute of limitations for prior tax years and (2) an increase in other accruals for income-tax liabilities of $13 million, primarily related to the status of tax audits in Europe.

A reconciliation of the difference between the U.S. statutory federal income-tax rate and our effective income-tax rate is shown in the following table.

                                                              2006    2005   2004
                                                              -----   ----   ----
U.S. statutory federal income-tax rate......................   35.0%  35.0%  35.0%
Increase (decrease) in income-tax rate
  Foreign income taxed at various rates.....................     --    2.2    7.0
  State and local taxes on income, net of U.S. federal
     income-tax benefit.....................................    2.4    1.5    2.2
  Foreign branch losses.....................................     --   (1.2)  (5.4)
  Domestic production deduction.............................   (0.7)  (0.6)    --
  Research and experimentation credit.......................   (0.1)  (0.5)  (2.5)
  Income-tax liability increase.............................    2.4     --     --
  Income-tax liability decrease.............................  (10.1)    --     --
  Other.....................................................    0.2   (0.4)  (0.1)
                                                              -----   ----   ----
Effective income-tax rate...................................   29.1%  36.0%  36.2%
                                                              -----   ----   ----

Summarized below are the components of our net deferred-tax liabilities.

                                                              2006   2005
DECEMBER 31 (In millions)                                     ----   ----
Deferred-tax assets
  Tax-loss carryforwards
     Federal................................................  $ 15   $ --
     State and local........................................     3      3
     Foreign................................................    25     26
  Pensions..................................................   161    202
  Post-retirement benefits..................................    40     36
  Other items...............................................    45     47
  Valuation allowance(1)....................................   (42)   (24)
                                                              ----   ----
  Total deferred-tax liabilities............................  $247   $290
                                                              ----   ----
Deferred-tax liabilities
  Property and equipment....................................   276    278
  Other items...............................................    64     86
                                                              ----   ----
  Total deferred-tax liabilities............................   340    364
                                                              ----   ----
Net deferred-tax liabilities................................  $ 93   $ 74
                                                              ----   ----

---------------

(1) Related to federal, state, and foreign tax loss carryforwards, and other deferred tax assets.

We had federal capital loss carryforwards of $15 million as of December 31, 2006, which will expire in 2011. State tax-loss carryforwards at December 31, 2006, ($29 million) will expire at various dates from 2010 to 2018. Foreign tax-loss carryforwards at December 31, 2006, totaled $92 million, of which $29 million will expire at various dates from 2007 to 2015, with the balance having unlimited lives.

In July 2006, the FASB issued FIN No. 48, which clarifies the application of SFAS No. 109. FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing FIN No. 48, and evaluating its potential impact on our financial statements.

NOTE 11. COMMON STOCK

We have 350 million shares of common stock ($0.01 par value) authorized, of which 132,676,408 shares were issued and outstanding as of December 31, 2006.

RESERVES

Reserved shares at December 31, 2006 were as follows:

(In thousands)
Thrift plans................................................      860
2002 incentive-compensation plan............................   18,412
Employee Stock purchase plan................................    1,884
                                                               ------
Total.......................................................   21,156
                                                               ------

STOCK PLANS

2002 Incentive-Compensation Plan -- In November 1999, we initiated a stock-ownership plan that permits the granting of a variety of incentives, including common stock, restricted stock, performance shares, stock-appreciation rights, and stock options, to directors, officers, and employees. In May 2002, the 1999 plan was succeeded by the 2002 plan, and all balances under the 1999 plan were transferred to the new plan, which remains in effect until amended or terminated. Under the 2002 plan, up to 27 million shares of common stock can be issued (including shares issued under the prior plan), of which 17 million were issued or granted as of December 31, 2006.

Restricted-stock, performance-share, and stock-option awards generally require that, among other things, grantees remain with the company for certain periods of time. Performance shares granted under the plan vest upon the attainment of specified performance goals in the 3 years following the date of grant.

Changes in performance-share balances were as follows:

                                                               PERFORMANCE
                                                                 SHARES
                                                               -----------
Outstanding, December 31, 2004..............................      632,386
  Granted...................................................      532,173
  Canceled..................................................      (41,275)
  Paid......................................................     (223,937)
                                                                ---------
Outstanding, December 31, 2005..............................      899,347
  Granted...................................................      653,146
  Canceled..................................................      (20,678)
  Paid......................................................     (147,959)
                                                                ---------
Outstanding, December 31, 2006..............................    1,383,856
                                                                ---------

Additional information related to performance-shares is as follows:

                                               WEIGHTED-AVERAGE     PRE-TAX      ASSOCIATED
                                               GRANT-DATE FAIR    COMPENSATION       TAX       IMPACT ON
                                               VALUE PER SHARE      EXPENSE        BENEFIT     NET INCOME
(In millions, except share data)               ----------------   ------------   -----------   ----------
2006.........................................       $22.20            $17            $6           $11
2005.........................................        19.84              8             3             5
2004.........................................        22.06              4             2             2

There is $17 million, after tax, of unamortized performance-share expenses at December 31, 2006, of which $9 million and $8 million, after tax, will be charged to net income in 2007 and 2008, respectively.

Summarized below are changes in stock-option balances.

                                                              SHARES UNDER   WEIGHTED-AVERAGE
                                                                 OPTION       EXERCISE PRICE
                                                              ------------   ----------------
Outstanding, January 1, 2005................................   14,317,588         $21.89
  Granted...................................................       15,470          20.65
  Exercised.................................................   (1,591,381)         15.14
  Canceled..................................................     (551,381)         29.12
                                                               ----------
Outstanding and exercisable, December 31, 2005..............   12,190,296          22.45
                                                               ----------
Outstanding, January 1, 2006................................   12,190,296          22.45
  Exercised.................................................   (4,166,947)         17.71
  Canceled..................................................   (1,186,762)         37.40
                                                               ----------
Outstanding, December 31, 2006..............................    6,836,587          22.74
                                                               ----------
Exercisable, December 31, 2006..............................    6,833,079          22.74
                                                               ----------

Stock options expire 10 to 20 years following the date of grant. The weighted-average fair value of options granted in 2005 ($4.99) was determined using the Black-Scholes option-pricing model with the following assumptions:

                                                              2005   2004
                                                              ----   ----
ACTUARIAL ASSUMPTIONS
  Risk-free interest rate...................................   4.1%   3.4%
  Life (years)..............................................   0.9    4.5
  Volatility................................................  19.7%  34.1%

Options granted in 2005 principally represented shares acquired under the employee stock-purchase plan that were treated as stock options in accordance with requirements of SFAS No. 123(R). These options had a life of less than 1 year and therefore had a low Black-Scholes value.

Summarized below is information regarding stock options outstanding and exercisable at December 31, 2006.

                                                                    OUTSTANDING OPTIONS
                                                          ----------------------------------------
                                                                                         WEIGHTED-
                                                                      WEIGHTED-AVERAGE    AVERAGE
                                                                         REMAINING       EXERCISE
                                                           NUMBER     CONTRACTUAL LIFE     PRICE
RANGE OF EXERCISE PRICE                                   ---------   ----------------   ---------
$7  to $12..............................................    266,071   3.8 years           $11.68
$13 to $21..............................................  3,805,578   4.9                  16.82
$22 to $29..............................................  1,133,617   7.6                  23.99
$30 to $37..............................................    634,472   5.3                  33.61
$38 to $45..............................................    996,849   0.2                  39.96
                                                          ---------
                                                          6,836,587     4.7                22.74
                                                          ---------

See Note 2 for additional information regarding accounting for stock-based employee compensation.

Employee Stock-Purchase Plan -- Prior to 2006, our stock-purchase plan allowed U.S. and Canadian employees to purchase Pactiv stock (up to $25,000 annually) at a 15% discount. In 2005 and 2004, employees purchased 199,114 and 270,298 shares of stock, respectively, at a weighted-average price of $17.66 and $19.52 per share, respectively. We terminated the plan on December 31, 2005.

Employee 401(k) Plans -- We have qualified 401(k) plans for employees under which eligible participants may make contributions equal to a percentage of their annual salary. We matched a portion of such contributions with Pactiv common stock until February 2006. Effective March 2006, all matching contributions are in cash. The company or plan participants may contribute additional amounts in accordance with the plans' terms. In 2006, 2005, and 2004, we incurred 401(k) plan expense of $9 million, $10 million, and $11 million, respectively.

Grantor Trust -- In November 1999, we established a grantor trust and issued 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called "rabbi trust" is designed to assure the payment of deferred-compensation and supplemental pension benefits. These shares are not considered outstanding for purposes of financial reporting.

QUALIFIED OFFER RIGHTS PLAN

In November 1999, we adopted a qualified offer rights plan (QORP). Its purpose is to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the company in a transaction that would not be in the best interest of shareholders. Under this plan, if a person becomes a beneficial owner of 20% or more of our outstanding common stock without a qualified offer, any right holder, other than the 20% holder is entitled to purchase common stock having a market value of twice the right's exercise price.

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

In connection with the adoption of the QORP, the board of directors also adopted an evaluation mechanism. It calls for an independent board committee (the Three-year Independent Director Evaluation (TIDE) Committee) to review, on an ongoing basis, the QORP and developments in rights plans in general. Based on its review, the TIDE Committee can recommend modification or termination of the plan. At least every 3 years, the TIDE Committee is required to report to the board whether the QORP continues to be in the best interest of shareholders. In May 2005, upon consideration and advice of the TIDE Committee, the board decided to retain the QORP.

EARNINGS PER SHARE

Earnings from continuing operations per share of common stock outstanding were computed as follows:

                                                         2006           2005           2004
(In millions, except share and per-share data)       ------------   ------------   ------------
BASIC EARNINGS PER SHARE
Income from continuing operations..................  $        277   $        143   $        138
Weighted-average number of shares of common stock
  outstanding......................................   137,865,929    147,182,776    151,289,798
                                                     ------------   ------------   ------------
Basic earnings from continuing operations per
  share............................................  $       2.01   $       0.97   $       0.91
                                                     ------------   ------------   ------------
DILUTED EARNINGS PER SHARE
Income from continuing operations..................  $        277   $        143   $        138
Weighted-average number of shares of common stock
  outstanding......................................   137,865,929    147,182,776    151,289,798
Effect of dilutive securities
  Stock options....................................     1,619,705      1,328,286      2,033,810
  Performance shares...............................       218,270        338,356        439,548
  Restricted shares................................           477             --             --
                                                     ------------   ------------   ------------
Weighted-average number of shares of common stock
  outstanding, including dilutive securities.......   139,704,381    148,849,418    153,763,156
                                                     ------------   ------------   ------------
Diluted earnings from continuing operations per
  share............................................  $       1.98   $       0.96   $       0.90
                                                     ------------   ------------   ------------

The following table summarizes annual repurchases of our common stock for 2004 through 2006.

                                                                        AVERAGE PRICE
                                                           NUMBER OF      PAID PER      TOTAL OUTLAY
                                                             SHARES         SHARE       (IN MILLIONS)
                                                           ----------   -------------   -------------
2006.....................................................  13,905,000      $26.53           $369
2005.....................................................   8,614,222      $19.00           $164
2004.....................................................  10,148,500      $22.71           $230

NOTE 12. PREFERRED STOCK

Pactiv has 50 million shares of preferred stock ($0.01 par value) authorized, none of which was issued at December 31, 2006. We have reserved 750,000 shares of preferred stock for the QORP.

NOTE 13. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

We have pension plans that cover substantially all of our employees. Benefits are based on years of service and, for most salaried employees, final average compensation. Our funding policy is to contribute to the plans amounts necessary to satisfy requirements of applicable laws and regulations. Plan assets of our U.S. qualified plan consist principally of equity and fixed-income securities. Effective December 31, 2004, after the plans' September 30 measurement date, the company's two U.S. qualified pension plans were merged. The merger had no effect on participants' benefits or any other substantive features of the plans. However, the merger resulted in a write-off of pension assets of $203 million and the recording of corresponding reductions of pension liabilities, equity (other comprehensive income), and deferred-tax liabilities of $88 million, $72 million, and $43 million, respectively, in 2005. The merger had a negligible impact on pension plan income.

We have postretirement health-care and life-insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, co-payments, and other limitations. These postretirement plans are not funded, and we reserve the right to change them.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. This act expands Medicare coverage, primarily by adding a prescription-drug benefit for Medicare-eligible participants, starting in 2006. The act provides employers currently sponsoring prescription-drug programs for Medicare-eligible participants with a range of options to coordinate with the new government-sponsored program to potentially reduce employers' costs. These options include supplementing the government program on a secondary payor basis, or accepting a direct subsidy from the government to support a portion of the costs of employers' programs.

Our plans currently provide prescription-drug benefits that will be coordinated with the related Medicare benefits. As a result, subsidies from Medicare for prescription-drug benefits will average approximately $2 million per year for the foreseeable future, which will reduce our plans' expense by a similar amount.

Effective December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. See Note 2.

Prior to the adoption of the recognition provisions of SFAS No. 158, we accounted for our defined-benefit postretirement plans in accordance with requirements of SFAS No. 87, "Employers Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." If the accumulated benefit obligations of a pension plan exceeded its fair value of plan assets, SFAS No. 87 required that an additional minimum pension liability be recorded as a noncash charge to accumulated other comprehensive income (loss) in shareholders' equity (deficit). SFAS No. 106 required that the liability for postretirement benefits other than pensions represent the actuarial present value of all future benefits attributable to employees' service rendered to date. Under both SFAS Nos. 87 and 106, changes in the funded status were deferred and recognized ratably over future periods.

Upon the adoption of the recognition provisions of SFAS No. 158, we recognized prior changes in the funded status of our postretirement benefit plans by recording the following adjustments in individual line items of our Consolidated Statement of Financial Position at December 31, 2006.

                                                            IMPACT OF ADOPTING SFAS NO. 158
                                                            -------------------------------
                                                                             POSTRETIREMENT
                                              PRIOR TO         DEFINED-       OBLIGATIONS        BALANCE
                                              ADOPTING         BENEFIT         OTHER THAN      DECEMBER 31,
(IN MILLIONS)                               SFAS NO. 158     PENSION PLAN       PENSION            2006
-------------                              --------------   --------------   --------------   --------------
Deferred income taxes....................      $(156)            $19              $17             $(120)
Pension and postretirement benefit
  liability..............................       (326)            (51)             (26)             (403)
Accumulated other comprehensive loss.....      1,031              32                9             1,072

The adoption of SFAS No. 158 had no effect on our Consolidated Statement of Income for the year ended December 31, 2006, or for any prior period presented herein, and had no impact on our debt covenants.

Funding of the qualified U.S. pension plan is currently determined by requirements of the Employee Retirement Income Security Act, under which we were not required to make contributions to the plan in 2006. On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (PPA) into law. The PPA, which is effective for plan years beginning after December 31, 2007, significantly alters current funding requirements. Based on our current assumptions and requirements of the PPA, we do not anticipate that after-tax contributions to the plan will be significant for the foreseeable future.

Financial data pertaining to our pension- and postretirement benefit plans appears below.

                                                                                POSTRETIREMENT
                                                               PENSION PLANS         PLANS
                                                              ---------------   ---------------
                                                               2006     2005     2006     2005
(In millions)                                                 ------   ------   ------   ------
Accumulated benefit obligation, September 30................  $3,954   $4,102    $ --     $ --
Changes in projected benefit obligations
  Benefit obligations at September 30 of the previous
     year...................................................   4,138    3,862      99       98
  Currency-rate conversion..................................       4       (4)     --       --
  Service cost of benefits earned...........................      19       21       1        1
  Interest cost of benefit obligations......................     228      233       5        6
  Actuarial (gains)/losses..................................    (121)     295      (6)       2
  Benefits paid.............................................    (277)    (269)    (12)     (12)
  Participants contributions................................      --       --       5        4
  Medicare Part D reimbursement.............................      --       --       1       --
                                                              ------   ------    ----     ----
  Benefit obligations at September 30.......................  $3,991   $4,138    $ 93     $ 99
                                                              ------   ------    ----     ----
Changes in fair value of plan assets
  Fair value at September 30 of the previous year...........  $3,636   $3,500    $ --     $ --
  Currency-rate conversion..................................       3       (2)     --       --
  Actual return on plan assets..............................     294      401      --       --
  Employer contributions....................................       9        6       7        8
  Participant contributions.................................      --       --       5        4
  Benefits paid.............................................    (277)    (269)    (12)     (12)
                                                              ------   ------    ----     ----
  Fair value at September 30                                  $3,665   $3,636    $ --     $ --
                                                              ------   ------    ----     ----
Development of amounts recognized in the statement of
  financial positions
  Funded status at September 30.............................    (326)    (502)    (93)     (99)
  Contributions during the fourth quarter...................       1        4       1        2
                                                              ------   ------    ----     ----
  Funded status at December 31..............................  $ (325)    (498)   $(92)     (97)
                                                              ------             ----
  Unrecognized costs
     Actuarial losses.......................................            1,849               36
     Prior-service costs....................................                9               (2)
                                                                       ------             ----
  Net amount recognized at December 31......................           $1,360             $(63)
                                                                       ------             ----
Amounts recognized in the statements of financial position
  Contributions during the fourth quarter...................           $    4             $ --
  Accrued benefit costs.....................................             (468)             (63)
  Intangible assets.........................................               10               --
  Accumulated other comprehensive loss (pre-tax)............            1,814               --
                                                                       ------             ----
  Net amount recognized at December 31......................           $1,360             $(63)
                                                                       ------             ----
Amounts recognized in accumulated other comprehensive loss
  (pre-tax)
  Net actuarial loss........................................  $1,725             $ 27
  Prior-service credit......................................      (5)              (1)
                                                              ------             ----
                                                              $1,720             $ 26
                                                              ------             ----
Estimated effect of amortization of accumulated other
  comprehensive loss on 2007 net periodic benefit cost
  Net actuarial loss........................................  $   47             $  2
  Prior-service cost (credit)...............................      --               (1)
                                                              ------             ----
                                                              $   47             $  1
                                                              ------             ----

The additional minimum liability for our pension plans was $1.823 billion at December 31, 2005. An additional other comprehensive loss of $141 million after tax was recognized in 2005 as a result of the merger of the two U.S. plans, changes in discount-rate assumptions, the use of updated mortality tables, and the sale of the protective- and flexible-packaging businesses.

Benefit payments expected to be made under the pension plans and postretirement benefit plans over the next 10 years are summarized below.

                                                                                  POSTRETIREMENT
                                                                              PLANS, NET OF EXPECTED
                                                              PENSION PLANS      MEDICARE SUBSIDY
(In millions)                                                 -------------   ----------------------
2007........................................................     $  276                $ 8
2008........................................................        273                  8
2009........................................................        274                  8
2010........................................................        279                  7
2011........................................................        277                  7
2012-2016...................................................      1,439                 32

We expect to contribute $10 million to our foreign and non-qualified pension plans.

The impact of pension plans on pretax income from continuing operations was as follows:

                                                              2006    2005    2004
(In millions)                                                 -----   -----   -----
Components of periodic benefit income (expense)
  Service cost of benefits earned...........................  $ (19)  $ (20)  $ (25)
  Interest cost of benefit obligations......................   (228)   (231)   (230)
  Expected return on plan assets............................    344     344     346
Amortization of:
  Unrecognized net losses...................................    (51)    (36)    (31)
  Unrecognized prior-service costs..........................     (2)     (3)     (4)
Additional cost due to SFAS No. 88(a).......................     (2)     --      --
                                                              -----   -----   -----
Total net periodic benefit income...........................  $  42   $  54   $  56
                                                              -----   -----   -----

---------------

(a) SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits."

Pension-plan actuarial assumptions are shown below.

                                                              2006   2005   2004
SEPTEMBER 30                                                  ----   ----   ----
Actuarial assumptions
  Discount rate.............................................  5.93%  5.70%  6.25%
  Compensation increases....................................  4.00   4.00   4.00
  Return on assets..........................................  9.00   9.00   9.00

For all of our worldwide pension plans, accumulated benefit obligations totaled $3.954 billion and $4.102 billion at December 31, 2006, and 2005, respectively.

Pension plans with accumulated benefit obligations in excess of plan assets were as follows:

                                                               2006     2005
SEPTEMBER 30 (In millions)                                    ------   ------
Projected benefit obligations...............................  $3,991   $4,138
Accumulated benefit obligations.............................   3,954    4,102
Fair value of plan assets...................................   3,665    3,636

The discount-rate assumption for our U.S. plan is based on the composite yield of a portfolio of high-quality corporate bonds constructed with durations to match the plan's future benefit obligations

In developing actuarial assumptions for the return on pension-plan assets, we receive independent input on asset-allocation strategies, projections regarding long-term rates of return on various asset classes, risk-free rates of return, and long-term inflation rates. Since inception in 1971, our U.S. qualified pension plan's annual rate of return on assets has averaged approximately 11%. At December 31, 2006, and 2005, the percentage of pension plan assets invested in equity securities and fixed-income securities was approximately 75% and 25%, respectively. A mixture of equity and fixed-income investments is used to maximize the long-term return on pension-plan assets for a prudent level of risk. Risk tolerances are established based on careful consideration of plan liabilities, plan funded status, and the company's financial condition. The plan's investment portfolio contains a diversified mix of equity and fixed-income investments. Equity investments include U.S. and non-U.S. stocks, as well as growth, value, and small-and large-capitalization stocks. Other asset classes, such as private equity investments, are used judiciously to enhance long-term returns while increasing portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. After considering all of these factors, we concluded that a 9% rate of return on assets assumption for our U.S. plan was appropriate for 2006 and 2005.

We use a market-related method for calculating the value of plan assets. This method recognizes the difference between actual and expected returns on plan assets over a 5-year period. Resulting unrecognized gains or losses, along with other actuarial gains and losses, are amortized using the "corridor approach" outlined in SFAS No. 87.

The impact of postretirement benefit plans on pretax income from continuing operations was as follows:

                                                              2006   2005   2004
(In millions)                                                 ----   ----   ----
Service cost of benefits earned.............................  $ 1    $ 1    $ 1
Interest cost of benefit obligations........................    5      6      6
Prior-service costs.........................................   (1)    (1)    --
Losses......................................................    3      3      4
                                                              ---    ---    ---
Total post-retirement benefit-plan costs....................  $ 8    $ 9    $11
                                                              ---    ---    ---

Actuarial assumptions used to determine postretirement benefit obligations follow.

                                                              2006   2005   2004
                                                              ----   ----   -----
Actuarial assumptions
  Health-care cost inflation(a)
     Prior to age 65........................................   9.5%  10.0%   10.0%
     After age 65...........................................  11.0   10.0    10.0
  Discount rate.............................................  5.93   5.70    6.25

---------------

(a) Assumed to decline to 5% in 2012. In 2006, our assumption was different for participants under age 65.

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

We contributed $7 million and $8 million in 2006 and 2005, respectively, to fund postretirement medical-plan obligations. We expect to contribute $8 million to fund our postretirement medical-plan obligations in 2007.

NOTE 14. SEGMENT AND GEOGRAPHIC AREA INFORMATION

We report the results of our segments in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." We reclassified our reporting segments following the sale of most of our protective- and flexible-packaging businesses. Our three segments are Consumer Products, Foodservice/Food Packaging, and Other. See Note 1 for additional details.

Products are transferred between segments and among geographic areas at, as nearly as possible, market value. Wal-Mart Stores, Inc. accounted for approximately 16% and 15% of our consolidated sales in 2006 and 2005, respectively. These sales were reflected primarily in the results of the Consumer Products segment and, to a lesser extent, in the results of the Foodservice/Food Packaging segment. Our backlog of orders is not material.

The following table sets forth certain segment information.

                                                               FOODSERVICE/
                                                  CONSUMER         FOOD
                                                  PRODUCTS      PACKAGING       OTHER      TOTAL
(In millions)                                     --------     ------------     ------     ------
FOR THE YEAR ENDING DECEMBER 31, 2006
Sales to external customers.....................   $1,085         $1,832        $   --     $2,917
Depreciation and amortization...................       57             81             7        145
Operating income................................      195            244(b)        (15)(c)    424
Total assets....................................    1,043          1,445           270      2,758
Capital expenditures from continuing
  operations....................................       14             58             6         78
Noncash items other than depreciation and
  amortization..................................       --             --           (37)(e)    (37)
FOR THE YEAR ENDING DECEMBER 31, 2005
Sales to external customers.....................   $  989         $1,767        $   --     $2,756
Depreciation and amortization...................       55             83             8        146
Operating income................................      112(a)         186(b)          2(c)     300
Total assets....................................    1,028          1,478           314      2,820
Capital expenditures from continuing
  operations....................................       25             91             5        121
Noncash items other than depreciation and
  amortization..................................       --             (1)          (54)(e)    (55)
FOR THE YEAR ENDING DECEMBER 31, 2004
Sales to external customers.....................   $  934         $1,610        $   --     $2,544
Depreciation and amortization...................       53             78             8        139
Operating income................................      175(a)         112(b)         10(c)     297
Total assets....................................    1,062          1,357         1,322(d)   3,741
Capital expenditures from continuing
  operations....................................       16             58             4         78
Noncash items other than depreciation and
  amortization..................................       --             32           (56)(e)    (24)

---------------

(a) Includes restructuring and other charges of $1 million in 2005 and $4 million in 2004.

(b) Includes restructuring and other charges/(credits) of $(1) million, $5 million, and $72 million in 2006, 2005, and 2004, respectively.

(c) Includes pension-plan income, unallocated corporate expense, and $3 million restructuring and other charges in 2004.

(d) Includes administrative-service operations and assets from discontinued operations of $739 million at December 31, 2004.

(e) Includes pension-plan income and compensation expense for 2006 and pension-plan income for 2005 and 2004.

The following table sets forth certain geographic area information.

                                                                GEOGRAPHIC AREA
                                                              -------------------
                                                              UNITED
                                                              STATES   FOREIGN(A)   TOTAL
(In millions)                                                 ------   ----------   ------
AT DECEMBER 31, 2006, AND FOR THE YEAR THEN ENDED
Sales to external customers(b)..............................  $2,625      $292      $2,917
Long-lived assets(c)........................................   1,055       102       1,157
Total assets................................................   2,452       306       2,758
AT DECEMBER 31, 2005, AND FOR THE YEAR THEN ENDED
Sales to external customers(b)..............................  $2,482      $274      $2,756
Long-lived assets(c)........................................   1,115        98       1,213
Total assets................................................   2,513       307       2,820
AT DECEMBER 31, 2004, AND FOR THE YEAR THEN ENDED
Sales to external customers(b)..............................  $2,293      $251      $2,544
Long-lived assets(c)........................................   1,322        94       1,416
Total assets(d).............................................   2,755       986       3,741

---------------

(a) Sales to external customers and long-lived assets for individual countries (primarily Germany, Canada, and Mexico) were not material.

(b) Geographic assignment is based on location of selling business.

(c) Long-lived assets include all long-term assets other than net assets of discontinued operations, goodwill, intangibles, and deferred taxes.

(d) Total assets include assets from discontinued operations of $739 million.

NOTE 15. COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

Commitments for authorized capital expenditures totaled approximately $103 million at December 31, 2006. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

LEASE COMMITMENTS

Certain of our facilities, equipment, and other assets are leased under long-term arrangements. Minimum lease payments under noncancelable operating leases with lease terms in excess of 1 year are expected to total $23 million, $17 million, $14 million, $10 million, and $9 million for 2007, 2008, 2009, 2010, and 2011, respectively, and $14 million for subsequent years.

Commitments under capital leases are not significant. Total rental costs for continuing operations for 2006, 2005, and 2004 were $27 million, $25 million, and $26 million, respectively, which included minimum rentals under noncancelable operating leases of $27 million, $25 million, and $21 million for the respective periods.

LITIGATION

We have been named as a defendant in multiple lawsuits, covering approximately 1,400 plaintiffs, all of which are pending in the United States District Court for the Middle District of Alabama. The claims allege that plaintiffs experienced personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to whom a predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. We are not currently able to quantify our financial exposure, if any, relating to this matter. We intend to defend these lawsuits vigorously.

In February 2007, we entered into a consent decree with the Michigan Department of Environmental Quality (MDEQ) resolving a dispute associated with a declaratory-judgment action in the United States District Court, Eastern District of Michigan, related to a superfund site in Filer City, Michigan. In 1993, after years of study, the U.S. Environmental Protection Agency (USEPA) selected a final clean-up remedy for the site pursuant to a record of decision and administrative order, in which the USEPA expressly determined that conditions at the site posed no current or potentially unacceptable risk to human health or the environment and required only monitoring of the natural attenuation of the site. We contended that, because of the USEPA action, the MDEQ is precluded from demanding that we undertake additional investigative and remedial work at the site. Under the consent decree, the MDEQ has agreed not to seek the performance of any additional investigative or remedial work by us unless an investigation funded by the MDEQ generates new site data demonstrating that the USEPA's remedy is not working. The MDEQ also agreed to waive its claims for any past costs against us. In addition, we reserved the right to challenge any future MDEQ demands related to the site.

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

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               INCOME (LOSS)
                                                                 INCOME FROM       FROM
                                       COST OF   RESTRUCTURING   CONTINUING    DISCONTINUED
                              SALES     SALES      AND OTHER     OPERATIONS     OPERATIONS     NET INCOME
(In millions)                 ------   -------   -------------   -----------   -------------   ----------
2006
  First quarter.............  $  680   $  482         $(1)          $ 51           $ --           $ 51
  Second quarter............     750      511          --             69             --             69
  Third quarter.............     749      518          --            104             (2)           102
  Fourth quarter............     738      516          --             53             (1)            52
                              ------   ------         ---           ----           ----           ----
                              $2,917   $2,027         $(1)          $277           $( 3)          $274
                              ------   ------         ---           ----           ----           ----
2005
  First quarter.............  $  613   $  463         $ 6           $ 21           $  1           $ 22
  Second quarter............     707      525          --             37            (79)           (42)
  Third quarter.............     695      507          --             42             (3)            39
  Fourth quarter............     741      540          --             43             (8)            35
                              ------   ------         ---           ----           ----           ----
                              $2,756   $2,035         $ 6           $143           $(89)          $ 54
                              ------   ------         ---           ----           ----           ----

                                BASIC EARNINGS PER SHARE            DILUTED EARNINGS PER SHARE
                                  OF COMMON STOCK (A)                  OF COMMON STOCK (A)
                           ----------------------------------   ----------------------------------   STOCK PRICE/ SHARE
                           CONTINUING   DISCONTINUED    NET     CONTINUING   DISCONTINUED    NET     -------------------
                           OPERATIONS    OPERATIONS    INCOME   OPERATIONS    OPERATIONS    INCOME     HIGH       LOW
                           ----------   ------------   ------   ----------   ------------   ------   --------   --------
2006
  First quarter..........    $0.36         $   --      $ 0.36     $0.35         $   --      $ 0.35    $25.07     $21.50
  Second quarter.........     0.50             --        0.50      0.49             --        0.49     26.00      22.61
  Third quarter..........     0.76          (0.02)       0.74      0.75          (0.02)       0.73     28.77      22.36
  Fourth quarter.........     0.40             --        0.40      0.39             --        0.39     36.53      27.81
  Total year.............     2.01          (0.02)       1.99      1.98          (0.02)       1.96     36.53      21.50
2005
  First quarter..........    $0.14         $ 0.01      $ 0.15     $0.14         $ 0.01      $ 0.15    $25.58     $21.39
  Second quarter.........     0.25          (0.53)      (0.28)     0.24          (0.52)      (0.28)    23.85      20.98
  Third quarter..........     0.28          (0.02)       0.26      0.28          (0.02)       0.26     22.38      16.91
  Fourth quarter.........     0.30          (0.05)       0.25      0.30          (0.05)       0.25     22.19      16.50
  Total year.............     0.97          (0.60)       0.37      0.96          (0.60)       0.36     25.58      16.50

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of December 31, 2006. We completed our evaluation of such controls and procedures in connection with the preparation of this annual report on Form 10-K on March 1, 2007.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein. There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Information regarding our executive officers required by this Item 10 is set forth in Item 4.1 of Part I, "Executive Officers of the Registrant."

The following information required by this Item 10 is included in our Proxy Statement related to our May 18, 2007, Annual Meeting of Shareholders, and is incorporated by reference herein.
     - Information regarding our directors
     - Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934
     - Information regarding our code of ethics

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding the compensation of certain of the company's executive officers required by this Item 11 is included in our Proxy Statement related to our May 18, 2007, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters of the company required by this Item 12 is included in our Proxy Statement related to our May 18, 2007, Annual Meeting of Shareholders, and is incorporated by reference herein.

The following table summarizes our equity-compensation plans at December 31, 2006.

                                                                                           NUMBER OF SHARES
                                              NUMBER OF SHARES                             OF COMMON STOCK
                                               OF COMMON STOCK                           AVAILABLE FOR FUTURE
                                              TO BE ISSUED UPON     WEIGHTED-AVERAGE        ISSUANCE UNDER
                                                 EXERCISE OF        EXERCISE PRICE OF          EQUITY-
PLAN CATEGORY                                OUTSTANDING OPTIONS   OUTSTANDING OPTIONS    COMPENSATION PLANS
-------------                                -------------------   -------------------   --------------------
Equity-compensation plans approved by
  shareholders.............................       8,216,935(1)          $  22.74              10,063,028
Equity-compensation plans not approved by
  shareholders.............................         468,045(2)          $  35.69               1,884,095(3)
                                                  ---------                                   ----------
Total......................................       8,684,980                                   11,947,123
                                                  ---------                                   ----------

---------------

(1) Includes outstanding options and performance-share awards. Stock options generally expire 10 to 20 years after date of grant and vest over 1 to 3 years. Outstanding performance-share awards are subject to achievement of performance criteria, vesting, and continued employment, and are paid in stock, except for executive officers who will be paid 50% in cash and 50% in stock. See Note 11 to the financial statements for additional information.

(2) Pactiv common stock index units (common stock equivalents) held pursuant to the company's deferred-compensation plan.

(3) Represents shares reserved for issuance under the now discontinued employee stock-purchase plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this Item 13 is included in our Proxy Statement related to our May 18, 2007, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this Item 14 is included in our Proxy Statement related to our May 18, 2007, Annual Meeting of Shareholders, and is incorporated by reference herein.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS INCLUDED IN ITEM 8

See "Index of Financial Statements of Pactiv Corporation and Consolidated Subsidiaries" in Item 8, "Financial Statements and Supplementary Data."

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES INCLUDED IN ITEM 15

                                                               PAGE
                                                               ----
Schedule II -- Valuation and qualifying accounts -- three
  years ended December 31, 2006.............................    58

SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I -- Condensed financial information of registrant
Schedule III -- Real estate and accumulated depreciation
Schedule IV -- Mortgage loans on real estate
Schedule V -- Supplemental information concerning property -- casualty insurance operations

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In millions)

               COLUMN A                   COLUMN B             COLUMN C             COLUMN D    COLUMN E
---------------------------------------  ----------   --------------------------   ----------   ---------
                                                              ADDITIONS
                                                      --------------------------
                                                       CHARGED TO    CHARGED TO
                                         BALANCE AT    (REVERSED     (REVERSED)                  BALANCE
                                         BEGINNING    FROM) COSTS    FROM) OTHER                AT END OF
              DESCRIPTION                 OF YEAR     AND EXPENSES    ACCOUNTS     DEDUCTIONS     YEAR
              -----------                ----------   ------------   -----------   ----------   ---------
Allowance for doubtful accounts
  Year ended December 31, 2006.........     $ 8           $ 2            $(1)         $--          $ 9
  Year ended December 31, 2005.........       6             4             (1)          (1)           8
  Year ended December 31, 2004.........       7             5             --           (6)           6
Inventory valuation
  Year ended December 31, 2006.........     $55           $(7)           $ 7          $--          $55
  Year ended December 31, 2005.........      47             8             --           --           55
  Year ended December 31, 2004.........      (4)           51             --           --           47
Deferred tax asset valuation
  Year ended December 31, 2006.........     $24           $(4)           $22          $--          $42
  Year ended December 31, 2005.........      25            --             (1)          --           24
  Year ended December 31, 2004.........       8            15              2           --           25

INDEX OF EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. (Exhibits designated with an asterisk are filed with this report; all other exhibits are incorporated by reference.)

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
   9          None.
  10.1        Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated
              herein by reference to Exhibit 16.1 to Tenneco Inc.'s
              Current Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.2        Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.'s Current
              Report on Form 8-K dated November 4, 1999, File No.
              1-12387).
  10.3        Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the
              registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.'s Quarterly Report on Form 10-Q
              for quarterly period ended September 30, 1999, File No.
              1-12387).
  10.4        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Executive Incentive Compensation Plan (incorporated
              herein by reference to Exhibit 10.5 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.5        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
* 10.6        Amended and Restated Change in Control Severance Benefit
              Plan for Key Executives as of December 31, 2006
              (incorporated herein by reference to Exhibit 10.6 to Pactiv
              Corporation's Annual Report on Form 10-K for the year ended
              December 31, 2006, File No. 1-15157) (superseding Pactiv
              Corporation Change in Control Severance Benefit Plan for Key
              Executives as of March 1, 2005).
  10.7        Pactiv Corporation (formerly known as Tenneco Packaging
              Inc.) Deferred Compensation Plan (incorporated herein by
              reference to Exhibit 10.8 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.8        Pactiv Corporation Rabbi Trust (incorporated herein by
              reference to Exhibit 10.11 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.9        Employment Agreement, dated as of March 11, 1997, by and
              between Richard L. Wambold and Tenneco Inc. (incorporated
              herein by reference to Exhibit 10.17 to Pactiv Corporation's
              Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1999, File No. 1-15157).
  10.10       Long Term Credit Agreement, dated as of September 29, 1999, among the registrant, Bank of America, N.A., as
              Administrative Agent, Credit Suisse First Boston, as
              Syndication Agent, Bank One, NA and Banque Nationale de
              Paris, as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 4.3 to Tenneco Packaging Inc.'s Registration
              Statement on Form S-4, File No. 333-82923).
  10.11       Term Loan Agreement, dated as of November 3, 1999, between the registrant and Bank of America (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation's Quarterly
              Report on Form 10-Q for the quarter ended September 30,
              1999, File No. 1-15157).
  10.12       Letter of Agreement dated September 10, 1999, by and among
              Tenneco Inc., Bank of America, N.A., and Bank of America
              Securities LLC, related to Term Loan Agreement, dated as of
              November 3, 1999, by and between the registrant and Bank of
              America (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation's Quarterly Report on Form 10-Q for
              the quarter ended September 30, 1999, File No. 1-15157).
  10.13       Participation Agreement, dated as of October 28, 1999, among the registrant, First Security Bank, N.A., Bank of America, as Administrative Agent, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1999, File No.
              1-15157).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.14       Pactiv Corporation 2002 Incentive Compensation Plan
              (incorporated herein by reference to Exhibit 4.7 to Pactiv
              Corporation's Registration Statement on Form S-8, File No.
              333-101121).
  10.15       Credit Agreement, dated as of April 19, 2006, among the
              registrant, Bank of America, N.A., as Administrative Agent,
              JP Morgan Chase Bank, N. A., as Syndication Agent and L/C
              Issuer, BNP Paribas, Suntrust Bank, and Citibank, N. A.,
              Inc., as Co-Documentation Agents, and the other financial
              institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation's Quarterly Report on
              Form 10-Q for the quarter ended March 31, 2006, File No.
              1-15157).
  10.16       Pactiv Corporation Defined Retirement Savings Plan
              (incorporated herein by reference to Exhibit 10.16 to Pactiv
              Corporation's Annual Report on Form 10-K for the year ended
              December 31, 2004, File No. 1-15157).
  10.17       Form Pactiv Corporation Non-Qualified Stock Option Award
              Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation's Annual Report on Form 10-K for the
              year ended December 31, 2004, File No. 1-15157).
  10.18       Form of Pactiv Corporation Performance Share Award Agreement
              (incorporated herein by reference to Exhibit 10.18 to Pactiv
              Corporation's Annual Report on Form 10-K for the year ended
              December 31, 2004, File No. 1-15157).
  10.19       Summary of Compensation Arrangements of Directors
              (incorporated herein by reference to Exhibit 10.19 to Pactiv
              Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-15157).
  10.20       Summary of Named Executive Officer Compensation Arrangements
              (incorporated herein by reference to Exhibit 10.20 to Pactiv
              Corporation's Annual Report on Form 10-K for the year ended
              December 31, 2004, File No. 1-15157).
  10.21       Stock Purchase agreement dated as of June 23, 2005, among
              Pactiv Corporation and certain of its affiliates, as
              sellers, and PFP Holding II Corporation, as purchaser
              (incorporated herein by reference to Exhibit 10.21 to Pactiv
              Corporation's Current Report on Form 8-K dated June 23,
              2005, File No. 1-15157).
* 10.22       Receivables Purchase Agreement, dated as of December 21,
              2006, among the registrant and Atlantic Asset Securitization
              LLC and Calyon New York Branch, as agent for Purchasers.
  11          None.
  13          None.
  14          Code of Ethical Conduct for Financial Managers (posted to
              company's website, www.pactiv.com) in accordance with Item
              406(c) (2) of Regulation S-K.
  15          None.
  16          None.
  18          None.
* 21          List of subsidiaries of Pactiv Corporation.
  22          None.
* 23.1        Consent of Ernst & Young LLP.
* 24          Powers of Attorney for the following directors of Pactiv
              Corporation: Larry D. Brady, K. Dane Brooksher, Robert J.
              Darnall, Mary R. (Nina) Henderson, N. Thomas Linebarger,
              Roger B. Porter, and Norman H. Wesley.
* 31.1        Rule 13a-14(a)/15d-14(a) Certification.
* 31.2        Rule 13a-14(a)/15d-14(a) Certification.
**32.1        Section 1350 Certification.
**32.2        Section 1350 Certification.

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

Date: March 1, 2007

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

/s/ RICHARD L. WAMBOLD                               Chairman, President, Chief           March 1, 2007
------------------------------------------------       Executive Officer and Director
     Richard L. Wambold                                (principal executive officer)


/s/ ANDREW A. CAMPBELL                               Senior Vice President and Chief      March 1, 2007
------------------------------------------------       Financial Officer (principal
     Andrew A. Campbell                                financial and accounting
                                                       officer)


/s/ LARRY D. BRADY*                                  Director                             March 1, 2007
------------------------------------------------
     Larry D. Brady


/s/ K. DANE BROOKSHER*                               Director                             March 1, 2007
------------------------------------------------
     K. Dane Brooksher


/s/ ROBERT J. DARNALL*                               Director                             March 1, 2007
------------------------------------------------
     Robert J. Darnall


/s/ MARY R. (NINA) HENDERSON*                        Director                             March 1, 2007
------------------------------------------------
     Mary R. (Nina) Henderson


/s/ N. THOMAS LINEBARGER*                            Director                             March 1, 2007
------------------------------------------------
     N. Thomas Linebarger


/s/ ROGER B. PORTER*                                 Director                             March 1, 2007
------------------------------------------------
     Roger B. Porter


/s/ NORMAN H. WESLEY*                                Director                             March 1, 2007
------------------------------------------------
     Norman H. Wesley

 *By:   /s/ JOSEPH E. DOYLE                                                               March 1, 2007
         -----------------------------------------
              Joseph E. Doyle
              Attorney-in-fact