Form 10-Q
period 2007-03-31
PACTIV CORP
filed 2007-05-09
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-15157

PACTIV CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2552989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 West Field Court Lake Forest, Illinois	60045 (Zip Code)
(Address of principal executive offices)

Registrant’s Telephone Number, including area code: (847) 482-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 130,383,703 as of April 30, 2007. (See Notes to Financial Statements.)

*	No response to this item is included herein because either it is inapplicable or there is nothing to report.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

Consolidated Statement of Income

	Three months ended March 31,
(In millions, except share and per-share data)	2007	2006

Sales	$677	$680
Costs and expenses
Cost of sales, excluding depreciation and amortization	471	482
Selling, general, and administrative	66	66
Depreciation and amortization	36	35
Other expense	1	—

	574	583
Operating income	103	97
Other income (expense)
Interest income	2	2
Interest expense, net of interest capitalized	(18)	(18)

Income before income taxes	87	81
Income-tax expense	30	30

Net income	$57	$51

Earnings per share
Weighted-average number of shares of common stock outstanding
Basic	131,706,830	142,097,788
Diluted	133,538,777	143,733,696
Basic earnings per share of common stock	$0.43	$0.36
Diluted earnings per share of common stock	$0.43	$0.35

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Statement of Financial Position

(In millions, except share data)	March 31, 2007	December 31, 2006

Assets
Current assets
Cash and temporary cash investments	$125	$181
Accounts and notes receivable
Trade, less allowances of $8 and $9 at the respective dates	282	310
Other	8	13

Total accounts and notes receivable	290	323

Inventories
Finished goods	178	144
Work in process	53	52
Raw materials	72	61
Other materials and supplies	39	39

Total inventories	342	296

Other	32	38

Total current assets	789	838

Property, plant, and equipment, net	1,084	1,093

Other assets
Goodwill	525	525
Intangible assets, net	235	238
Other	59	64

Total other assets	819	827

Total assets	$2,692	$2,758

Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$99	$98
Accounts payable	142	152
Taxes accrued	62	54
Interest accrued	25	8
Accrued promotions, rebates, and discounts	70	77
Accrued payroll and benefits	48	82
Other	63	63
Liabilities from discontinued operations	27	15

Total current liabilities	536	549

Long-term debt	771	771

Deferred income taxes	69	120

Unrecognized income-tax benefits	41	—

Pension and postretirement benefits	378	403

Other	52	53

Minority interest	13	9

Shareholders’ equity
Common stock (130,288,237 and 132,676,408 shares issued and outstanding, after deducting 41,494,940 and 39,106,769 shares held in treasury, at the respective dates)	1	1
Premium on common stock and other capital surplus	674	757
Accumulated other comprehensive income (loss)
Currency translation adjustment	8	10
Pension funded status	(1,065)	(1,072)
Retained earnings	1,214	1,157

Total shareholders’ equity	832	853

Total liabilities and shareholders’ equity	$2,692	$2,758

Condensed Statement of Cash Flows

For the three months ending March 31 (In millions)	2007	2006

Operating activities
Net income	$57	$51
Adjustments to reconcile net income to cash provided by operating activities — continuing operations:
Depreciation and amortization	36	35
Deferred income taxes	9	4
Pension income	(13)	(11)
Noncash compensation expense	2	3
Net working capital	(58)	(41)
Other	9	4

Cash provided by operating activities — continuing operations	42	45
Cash used by operating activities — discontinued operations	—	(3)

Cash provided by operating activities	42	42

Investing activities
Expenditures for property, plant, and equipment	(24)	(17)
Net proceeds from the sale of a business or assets	1	1
Other investing activities	—	3

Cash used by investing activities	(23)	(13)

Financing activities
Issuance of common stock	12	12
Purchase of common stock	(100)	(46)
Other	13	(3)

Cash used by financing activities	(75)	(37)

Effect of foreign-exchange rate changes on cash and temporary cash investments	—	1

Decrease in cash and temporary cash investments	(56)	(7)
Cash and temporary cash investments, January 1	181	172

Cash and temporary cash investments, March 31	$125	$165

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

The Consolidated Statement of Income for the three-month period ended March 31, 2007, and 2006, the Condensed Consolidated Statement of Financial Position at March 31, 2007, and the Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2007, and 2006, are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods and at the dates indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv’s Form 10-K for the year ended December 31, 2006, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled “SEC Filings,” or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior-year financial information to conform to current-year presentation.

In January 2007, we purchased an additional 1% interest in a folding-carton operation in Dongguan, China. This brought our interest to 51%, requiring us to include the joint venture in our consolidated financial statements.

We have three reporting segments:

•	Consumer Products manufactures disposable plastic, foam, molded-fiber, pressed-paperboard, and aluminum packaging products, and sells them to customers such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food-storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks, such as Hefty®.

•	Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging products, and sells them to customers in the food-distribution channel, who prepare and process food for consumption. Customers include foodservice distributors, restaurants, other institutional foodservice outlets, food processors, and grocery chains.

•	Other relates to corporate and administrative-service operations and retiree-benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets/liabilities are used.

Note 2.	Summary of Accounting Policies

For a complete discussion of our accounting policies, refer to Pactiv’s most recent filing on Form 10-K.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair-value method of accounting for employee stock-compensation costs as outlined in Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” Prior to that date, we used the intrinsic-value method in accordance with requirements of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of awards, and is recognized in the Statement of Income over the period that recipients of awards are required to provide related service (normally the vesting period).

We adopted SFAS No. 123(R) using the modified prospective method as of January 1, 2006. The one-time cumulative adjustment recorded in the first quarter of 2006 in connection with the adoption of SFAS No. 123(R) was immaterial.

Accounts and Notes Receivable

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the Statement of Financial Position. Related proceeds are included in cash provided by operating activities in the Statement of Cash Flows. No receivables were sold at March 31, 2007, or March 31, 2006. Discounts and fees related to such sales were immaterial for the three-month period ended March 31, 2007, and 2006. These expenses are included in other expense in the Statement of Income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

Changes in Accounting Principles

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions. We adopted FIN No. 48 as of January 1, 2007. See Note 11 for additional information.

Note 3.	Discontinued Operations

On October 12, 2005, we completed the sale of most of our protective- and flexible-packaging businesses to Pregis Corporation for $523 million. Results of these businesses are reported in our financial statements as discontinued operations.

In the first quarter of 2007, $12 million of deferred taxes were reclassified as liabilities related to discontinued operations as a result of the adoption of FIN No. 48. Liabilities related to discontinued operations totaled $27 million at March 31, 2007, and $15 million at December 31, 2006, and included obligations related to income taxes, certain royalty payments, and the costs of closing a facility in Europe.

Note 4.	Goodwill and Intangible Assets

The carrying value of goodwill at March 31, 2007, and December 31, 2006, are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, March 31, 2007, and December 31, 2006	$136	$389	$525

Intangible assets are summarized in the following table.

	March 31, 2007		December 31, 2006
	Carrying	Accumulated	Carrying	Accumulated
(In millions)	Value	amortization	Value	amortization

Intangible assets subject to amortization
Patents	$87	$60	$87	$59
Other	148	69	148	67

	235	129	235	126
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$364	$129	$364	$126

Amortization expense for intangible assets was $3 million for the three months ended March 31, 2007, and $4 million for the three months ended March 31, 2006. Amortization expense is estimated to total $14 million, $13 million, $12 million, $11 million, and $10 million for 2007, 2008, 2009, 2010, and 2011, respectively.

Note 5.	Property, Plant, and Equipment, Net

(In millions)	March 31, 2007	December 31, 2006

Original cost
Land, buildings, and improvements	$649	$645
Machinery and equipment	1,524	1,507
Other, including construction in progress	86	82

	$2,259	$2,234
Less accumulated depreciation and amortization	(1,175)	(1,141)

Net property, plant, and equipment	$1,084	$1,093

Capitalized interest was not material for the three months ended March 31, 2007, and $1 million for the three months ended March 31, 2006.

Note 6. Common Stock

Earnings Per Share

Earnings per share of common stock outstanding was computed as follows:

	Three months ended March 31,
(In millions, except share and per-share data)	2007	2006

Basic earnings per share
Net income	$57	$51

Weighted-average number of shares of common stock outstanding	131,706,830	142,097,788

Basic earnings per share	$0.43	$0.36

Diluted earnings per share
Net income	$57	$51

Weighted-average number of shares of common stock outstanding	131,706,830	142,097,788
Effect of dilutive securities
Stock options	1,396,113	1,356,005
Performance shares	433,113	279,903
Restricted shares	2,721	—

Weighted-average number of shares of common stock outstanding, including dilutive securities	133,538,777	143,733,696

Diluted earnings per share	$0.43	$0.35

In the first quarter of 2007, we acquired 3,076,700 shares of our common stock at an average price of $32.65 per share, representing a total outlay of $100 million. In the first quarter of 2006, we acquired 2,001,900 shares of our common stock at an average price of $23.08 per share, for a total outlay of $46 million.

Grantor Trust

In November 1999, we established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called “rabbi trust” is designed to assure the payment of deferred compensation and supplemental pension benefits. These shares are not considered outstanding for purposes of financial reporting.

Note 7.	Segment Information

We report the results of our segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” We have three segments: Consumer Products, Foodservice/Food Packaging, and Other. See Note 1 for additional details.

The following table sets forth certain segment information.

	Consumer	Foodservice/Food
(In millions)	Products	Packaging		Other		Total

For the three months ended March 31, 2007
Sales to external customers	$247	$430		$—		$677
Operating income	54	50		(1)	(b)	103
Total assets	1,007	1,475		210	(c)	2,692
For the three months ended March 31, 2006
Sales to external customers	$242	$438		$—		$680
Operating income	42	57	(a)	(2)	(b)	97
Total assets	1,031	1,483		296	(c)	2,810

(a)	Includes restructuring and other credits of $1 million for the three months ended March 31, 2006.

(b)	Includes pension-plan income and unallocated corporate expenses.

(c)	Includes administrative-service operations.

Note 8.	Comprehensive Income (Loss)

Details of total comprehensive income (loss) were as follows:

	Three months ended
	March 31,
(In millions)	2007	2006

Net income	$57	$51
Other comprehensive income
Pension funded status	7	—
Net currency-translation losses	(2)	(2)

Total comprehensive income	$62	$49

Note 9.	Pension Plans and Other Postretirement Benefits

The impact of pension plans on pretax income was as follows:

	Three months
	ended
	March 31,
(In millions)	2007	2006

Components of net periodic benefit income (expense)
Service cost of benefits earned	$(4)	$(5)
Interest cost of benefit obligations	(57)	(57)
Expected return on plan assets	86	86
Amortization of unrecognized net losses	(12)	(13)

Total net periodic benefit income	$13	$11

We have postretirement health-care and life-insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, co-payments, and other limitations. These postretirement plans are not funded, and we reserve the right to change them.

Note 10.	Contingencies

We have been named as a defendant in multiple lawsuits, covering approximately 1,000 plaintiffs, all of which are pending in the United States District Court for the Middle District of Alabama. The claims allege that plaintiffs experienced personal injuries and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to whom a predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. We are not currently able to quantify our financial exposure, if any, relating to this matter. We intend to defend these lawsuits vigorously.

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

Note 11.	Income Taxes

We adopted FIN No. 48 on January 1, 2007. We did not record a material adjustment to the liability for unrecognized income-tax benefits in connection with the adoption. At the adoption date, we had $49 million of total gross unrecognized income-tax benefits. Of this, $35 million represented the amount of unrecognized income-tax benefits that, if recognized, would favorably impact our effective tax rate in future periods. As of January 1, 2007, it is reasonably possible that the amount of unrecognized income-tax benefits may increase or decrease during the following twelve months. However, it is not expected that any such changes would significantly affect, individually or in total, our operating results or financial condition.

U.S. federal income-tax returns filed for the years 2003 through 2006 are open to examination by the Internal Revenue Service. Various state, local, and foreign tax returns filed for the years 2002 through 2006 are open to examination by tax authorities in those jurisdictions.

It is our continuing practice to record accruals for interest and penalties related to income-tax matters in income-tax expense. As of March 31, 2007, such accruals totaled $7 million.

We elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R), as described in FASB Staff Position No. FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts totaled $17 million for the three months ended March 31, 2007. Tax deductions for compensation costs did not exceed amounts recognized for book purposes for the three months ended March 31, 2006.

Note 12.	Subsequent Event

On April 12, 2007, we announced an agreement to acquire the stock of Prairie Packaging, Inc., a leading manufacturer of disposable tableware products, for $1 billion. The transaction is expected to close in the second quarter of 2007 and is subject to normal regulatory approvals and customary conditions to closing. We intend to finance the acquisition through the issuance of debt.

The preceding notes are an integral part of the foregoing financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

Financial statements for all periods presented in this report were prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis unless otherwise noted. Certain reclassifications have been made to prior-year financial information to conform with current-year presentation.

In January 2007, we purchased an additional 1% interest in a folding-carton operation in Dongguan, China. This brought our interest to 51%, requiring us to include the joint venture in our consolidated financial statements.

We have three reporting segments:

•	Consumer Products manufactures disposable plastic, foam, molded-fiber, pressed-paperboard, and aluminum packaging products, and sells them to customers such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food-storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks, such as Hefty®.

•	Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging products, and sells them to customers in the food-distribution channel who prepare and process food for consumption. Customers include foodservice distributors, restaurants, and other institutional foodservice outlets, food processors, and grocery chains.

•	Other relates to corporate and administrative-service operations and retiree-benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets/liabilities are used.

Three Months Ended March 31, 2007, Compared with Three Months Ended March 31, 2006

Significant Trends

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 6% higher in the first quarter of 2007 than in the same period of 2006, driven principally by an increase in benzene prices. Average industry prices for polyethylene declined approximately 18% in the first quarter of 2007, compared with the same period in 2006, driven primarily by lower ethylene prices. We have been able to raise selling prices in many areas of our business to mitigate the effect of resin cost increases.

It is likely that resin costs will continue to be a source of uncertainty for us. We continue to closely monitor the resin marketplace and respond quickly to any raw-material cost increases.

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

In 2006, we began to introduce “lean” principles and tools in many of our operating facilities. We are expanding the use of lean principles to help us accelerate productivity improvements by reducing inventory and scrap levels, providing rapid stock replenishment, shortening scheduling cycles, improving our “one-stop shopping” service, eliminating nonvalue-added activities, and streamlining processes. We expect our ability to use these tools throughout the organization will positively affect our operating results over the next several years.

Sales

	Three months
	ended		Increase
	March 31,		(decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$247	$242	$5	2.1%
Foodservice/Food Packaging	430	438	(8)	(1.8)

Total	$677	$680	$(3)	(0.4)%

Sales decreased slightly, reflecting a 1% decline in volume, offset partially by favorable pricing and foreign exchange.

Sales in Consumer Products rose 2%, reflecting pricing improvement of 4%, offset partially by a 2% decline in volume. Pricing was favorably impacted by the full-quarter affect of a price increase implemented in February 2006 and lower trade-promotional expense. Volume growth in cups, branded foam tableware, and food bags was more than offset by a decline in waste bags, primarily due to a reduction in the number of promotions and the timing of inventory-replenishment orders.

Sales decreased 2% in Foodservice/Food Packaging, driven by lower pricing and a slight decline in volume. Pricing was slightly lower due to competitive actions and contract price adjustments in response to raw-material price movements. Volume growth in many of the segment’s product lines was more than offset by a significant decline in foam insulation product shipments as a result of softness in the home construction market.

Operating Income

	Three months		Increase
	ended March 31,		(decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$54	$42	$12	28.6%
Foodservice/Food Packaging	50	57	(7)	(12.3)
Other	(1)	(2)	1	50.0

Total	$103	$97	$6	6.2%

The improvement in total operating income was driven primarily by favorable spread (the difference between selling prices and raw material costs), partially offset by lower volume.

Operating income for the Consumer Products business improved significantly, driven principally by favorable spread, including lower trade-promotional expense, and lower logistics costs, offset partially by higher advertising expense and lower volume.

The decrease in operating income for the Foodservice/Food Packaging business reflected unfavorable spread, offset, in part, by lower supply-chain and selling, general, and administrative expenses.

Net Income

We recorded net income of $57 million, or $0.43 per share, compared with $51 million, or $0.35 per share, in 2006.

Liquidity and Capital Resources

Capitalization

	March 31,	December 31,	Increase
(In millions)	2007	2006	(decrease)

Short-term debt, including current maturities of long-term debt(a)	$99	$98	$1
Long-term debt	771	771	—

Total debt	870	869	1
Minority interest	13	9	4
Shareholders’ equity	832	853	(21)

Total capitalization	$1,715	$1,731	$(16)

Ratio of total debt to total capitalization	50.7%	50.2%	0.5%

(a)	Represents debt payable in April 2007.

Shareholders’ equity decreased $21 million from December 31, 2006, to March 31, 2007, as detailed below.

(In millions)

Shareholders’ equity at December 31, 2006	$853
Increase (decrease)
Change in pension funded status	7
Unfavorable foreign-currency translation adjustments	(2)
Stock repurchases	(100)
Net income	57
Stock-based compensation and common stock issued in connection with stock-option exercises	17

Shareholders’ equity at March 31, 2007	$832

Cash Flows

	Three months ended
	March 31,		Increase
(In millions)	2007	2006	(decrease)

Cash provided (used) by:
Operating activities	$42	$42	$—
Investing activities	(23)	(13)	(10)
Financing activities	(75)	(37)	(38)

There was no change in cash provided by operating activities in 2007 because the positive effect of higher income ($6 million) and increases in noncash deferred income taxes ($5 million) and other noncash items ($5 million) were offset by the negative impact on working capital of higher incentive-compensation payments related to prior year performance ($16 million).

Cash used by investing activities in 2007 and 2006 primarily reflected capital expenditures of $24 million and $17 million, respectively.

Cash used by financing activities in 2007 primarily reflected the repurchase of company stock ($100 million), offset partially by the cash tax benefit of stock-option exercises ($17 million) and by the issuance of company stock in connection with stock-option exercises ($12 million). Cash used by financing activities in 2006 primarily reflected the repurchase of company stock ($46 million), offset partially by the issuance of company stock in connection with the administration of employee-benefit plans ($12 million).

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $99 million at March 31, 2007. It is anticipated that the majority of these expenditures will be funded over the remainder of the year from existing cash and short-term investments and internally generated cash.

Contractual Obligations

There has been no material change in the company’s aggregate contractual obligations since the end of 2006.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving-credit facility of $750 million. No amounts were outstanding under the revolving-credit facility at March 31, 2007. We were in full compliance with the financial and other covenants of our revolving-credit agreement at the end of the period. We also use an asset-securitization program as off-balance-sheet financing. No amounts were securitized under this program as of March 31, 2007, or December 31, 2006.

On April 13, 2007, we repaid $99 million of notes due on that date using proceeds from our asset-securitization program ($90 million) and cash on hand.

On April 12, 2007, we announced an agreement to acquire the stock of Prairie Packaging, Inc., a leading manufacturer of disposable tableware products, for $1 billion. The transaction will be financed through the issuance of debt.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facilities and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements.

Changes In Accounting Principles

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions. We adopted FIN No. 48 as of January 1, 2007. See Note 11 to the financial statements for additional information.

Critical Accounting Policies

For a complete discussion of the company’s critical accounting policies, refer to Pactiv’s most recent filing on Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF “SAFE HARBOR” PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements included in this Quarterly Report on Form 10-Q, including statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and in the notes to the financial statements, are “forward-looking statements.” All statements other than statements of historical fact, including statements regarding prospects and future results, are forward-looking. These forward-looking statements generally can be identified by the use of terms and phrases such as “will”, “believe”, “anticipate”, “may”, “might”, “could”, “expect”, “estimated”, “projects”, “intends”, “foreseeable future”, and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on our current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While we believe that the assumptions underlying these forward-looking statements are reasonable and make the statements in good faith, actual results almost always vary from expected results, and the differences could be material.

See “Risk Factors” section (Item 1A) in our most recently filed Securities and Exchange Commission (SEC) Form 10-K and Part II (Item 1A) of this report for some of the factors that we believe could cause our actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include the following:

•	Changes in consumer demand and selling prices for our products, including new products that our competitors or we may introduce that could impact sales and margins.

•	Material substitutions and changes in costs of raw materials, including plastic resins, labor, utilities, or transportation that could impact our expenses and margins.

•	Changes in laws or governmental actions, including changes in regulations such as those relating to air emissions or plastics generally.

•	The availability or cost of capital could impact growth or acquisition opportunities.

•	Workforce factors such as strikes or other labor interruptions.

•	The general economic, political, and competitive conditions in countries in which we operate, including currency fluctuations and other risks associated with operating outside of the U.S.

•	Changes in (1) assumptions regarding the long-term rate of return on pension assets and other factors, (2) the discount rate, and (3) the level of amortization of actuarial gains and losses.

•	Changes in U.S. and/or foreign governmental regulations relating to pension-plan funding.

•	Changes enacted by the Securities and Exchange Commission, the Financial Accounting Standards Board, or other regulatory or accounting bodies. See “Changes in Accounting Principles.”

•	Competition from producers located in countries that have lower labor and other costs.

•	Our ability to integrate new businesses that we may acquire or to dispose of businesses or business segments that we may wish to divest.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Commodity Derivatives

During the first quarter of 2007, we entered into natural gas purchase agreements with third parties, hedging a portion of anticipated second-quarter 2007 purchases of natural gas used in the production process at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at March 31, 2007, were not material.

Interest Rates

At March 31, 2007, we had public-debt securities of $875 million outstanding, with fixed interest rates and maturity dates ranging from 1 month to 20 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest-rate risks.

	Maturities
(In millions)	2007	Thereafter	Total

Fixed-rate debt	$99	$776	$875
Average interest rate	8.0%	8.1%	8.1%
Fair value	$99	$875	$974

Prior to our spin-off from Tenneco Inc., we entered into an interest-rate swap to hedge our exposure to interest-rate movements. We settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

ITEM 4.	Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of March 31, 2007.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	None

ITEM 1A.	Risk Factors

There has been no material change in the risk factors disclosed in our Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2006, the board of directors approved the repurchase of 10 million shares of our common stock. As of March 31, 2007, the remaining number of shares authorized to be repurchased was 1 million. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share-repurchase authorization.

The following table summarizes our stock repurchases in the first quarter of 2007 and the remaining shares available for repurchase as of March 31, 2007.

				Maximum number of
	Total		Total number of shares	shares that may
	number of	Average	purchased as part of	yet be purchased
	shares	price paid	publicly announced	under plans or
Period	purchased	per share	plans or programs	programs

January 2007	15,000	$36.23	15,000	3,957,400
February 2007	2,337,200	32.77	2,337,200	1,620,200
March 2007	724,500	32.20	724,500	895,700

Total	3,076,700		3,076,700

ITEM 3-5. None

ITEM 6.	Exhibits

Exhibits designated with an asterisk in the following index are furnished; all other exhibits are incorporated by reference.

Exhibit No.		Description

2		Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to Pactiv Corporation’s Current Report on Form 8-K dated November 11, 1999, File No. 1-15157).

3.1		Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

3.2		Amended and Restated By-laws of the registrant adopted September 9, 2005 (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation’s Current Report on Form 8-K dated November 13, 2006, File No. 1-15157).

4.1		Specimen Stock Certificate of Pactiv Corporation Common Stock (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.2(a)	Qualified Offer Plan Rights Agreement, dated as of November 4, 1999, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.2(b)	Amendment No. 1 to Rights Agreement, dated as of November 7, 2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit 4.4(a) to Pactiv Corporation’s Registration Statement on Form S-8, File No. 333-101121).

4	.3(a)	Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.’s Registration Statement on Form S-4, File No. 333-82923).

Exhibit No.		Description

4	.3(b)	First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(c)	Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(d)	Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(e)	Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(f)	Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4.4		Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.1		Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.1 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).

10.2		Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).

10.3		Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 1999, File No. 1-12387).

10.4		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.5		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.6		Amended and Restated Change in Control Severance Benefit Plan for Key Executives as of December 31, 2006 (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157) (superseding Pactiv Corporation Change in Control Severance Benefit Plan for Key Executives as of March 1, 2005).

10.7		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.8		Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 10.11 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.9		Employment Agreement, dated as of March 11, 1997, by and between Richard L. Wambold and Tenneco Inc. (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.10		Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation’s Registration Statement on Form S-8, File No. 333-101121).

Exhibit No.		Description

10.11		Credit Agreement, dated as of April 19, 2006, among the registrant, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, BNP Paribas, Suntrust Bank, and Citibank, N.A., as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation’s Quarterly Report on form 10-Q for the quarter ended March 31, 2006, File No. 1-15157).

10.12		Pactiv Corporation Defined Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.13		Form of Pactiv Corporation Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.14		Form of Pactiv Corporation Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.18 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.15		Summary of Compensation Arrangements of Directors (incorporated herein by reference to Exhibit 10.19 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-15157).

10.16		Summary of Named Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.17		Stock Purchase agreement dated as of June 23, 2005, among Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Current Report on Form 8-K dated June 23, 2005, File No. 1-15157)

10.18		Receivables Purchase Agreement, dated as of December 21, 2006, among the registrant and Atlantic Asset Securitization LLC and Calyon New York Branch, as agent for Purchasers (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157).

10.19		Agreement and Plan of Merger dated April 10, 2007, among Pactiv Corporation, Meadow Acquisition Corp., Prairie Packaging, Inc., Earl W. Shapiro, and Benjamin M. Shapiro (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation’s Current Report on Form 8-K dated April 12, 2006, File No. 1-15157).

11		None.

15		None.

18		None.

19		None.

22		None.

23		None.

24		None.

*31	.1	Rule 13a-14(a)/15d-14(a) Certification.

*31	.2	Rule 13a-14(a)/15d-14(a) Certification.

**32	.1	Section 1350 Certification.

**32	.2	Section 1350 Certification.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ ANDREW A. CAMPBELL
Andrew A. Campbell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2007