Form 10-Q
period 2007-06-30
PACTIV CORP
filed 2007-08-09
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 130,721,589 as of July 31, 2007. (See Notes to Financial Statements.)

Page

PART I — Financial Information
Item 1. Financial Statements (Unaudited)
Consolidated Statement of Income	3
Condensed Consolidated Statement of Financial Position	4
Condensed Consolidated Statement of Cash Flows	5
Notes to Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	21
PART II — Other Information
Item 1. Legal Proceedings*	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities*	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information*	22
Item 6. Exhibits	22
Continuing Agreement for Standby Letters of Credit
Credit Agreement for Standby Letters of Credit
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Section 1350 Certification
Section 1350 Certification

*	No response to this item is included herein because either it is inapplicable or there is nothing to report.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

Consolidated Statement of Income

	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per-share data)	2007	2006	2007	2006

Sales	$828	$750	$1,505	$1,430
Costs and expenses
Cost of sales, excluding depreciation and amortization	588	511	1,059	993
Selling, general, and administrative	73	77	139	143
Depreciation and amortization	39	37	75	72
Other expense	—	1	1	1

	700	626	1,274	1,209
Operating income	128	124	231	221
Other income (expense)
Interest income	1	1	3	3
Interest expense, net of interest capitalized	(20)	(18)	(38)	(36)
Share of income of joint ventures	—	1	—	1

Income before income taxes and minority interest	109	108	196	189
Income-tax expense	39	39	69	69
Minority interest	1	—	1	—

Income from continuing operations	69	69	126	120
Discontinued operations, net of tax	1	—	1	—

Net income	$70	$69	$127	$120

Earnings per share
Weighted-average number of shares of common stock outstanding
Basic	130,496,123	139,927,613	131,217,654	141,005,348
Diluted	132,285,645	141,436,816	133,034,842	142,493,649
Basic earnings per share of common stock
Continuing operations	$0.52	$0.50	$0.95	$0.85
Discontinued operations	0.01	—	0.01	—

Total	$0.53	$0.50	$0.96	$0.85

Diluted earnings per share of common stock
Continuing operations	$0.52	$0.49	$0.94	$0.84
Discontinued operations	0.01	—	0.01	—

Total	$0.53	$0.49	$0.95	$0.84

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Statement of Financial Position

	June 30,	December 31,
(In millions, except share data)	2007	2006

Assets
Current assets
Cash and temporary cash investments	$76	$181
Accounts and notes receivable
Trade, less allowances of $8 and $9 at the respective dates	309	310
Other	10	13

Total accounts and notes receivable	319	323

Inventories
Finished goods	206	144
Work in process	52	52
Raw materials	82	61
Other materials and supplies	46	39

Total inventories	386	296

Other	34	38

Total current assets	815	838

Property, plant, and equipment, net	1,275	1,093

Other assets
Goodwill	1,096	525
Intangible assets, net	430	238
Other	62	64

Total other assets	1,588	827

Total assets	$3,678	$2,758

Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$—	$98
Accounts payable	195	152
Taxes accrued	73	54
Interest accrued	8	8
Accrued promotions, rebates, and discounts	76	77
Accrued payroll and benefits	65	82
Other	72	63
Liabilities from discontinued operations	20	15

Total current liabilities	509	549

Long-term debt	1,699	771

Deferred income taxes	79	120

Unrecognized income-tax benefits	33	—

Pension and postretirement benefits	353	403

Other	55	53

Minority interest	12	9

Shareholders’ equity
Common stock — $0.01 par value, 350,000,000 authorized, 130,663,283 and 132,676,408 shares issued and outstanding, after deducting 41,119,894 and 39,106,769 shares held in treasury, at the respective dates	1	1
Premium on common stock and other capital surplus	685	757
Accumulated other comprehensive income (loss)
Currency translation adjustment	17	10
Pension funded status	(1,058)	(1,072)
Gain on derivatives	9	—
Retained earnings	1,284	1,157

Total shareholders’ equity	938	853

Total liabilities and shareholders’ equity	$3,678	$2,758

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Statement of Cash Flows

For the six months ending June 30 (In millions)	2007	2006

Operating activities
Net income	$127	$120
Less results from discontinued operations	1	—

Income from continuing operations	126	120
Adjustments to reconcile net income to cash provided by operating activities — continuing operations:
Depreciation and amortization	75	72
Deferred income taxes	10	16
Pension income	(25)	(21)
Noncash compensation expense	4	4
Net working capital	3	(73)
Other	6	5

Cash provided by operating activities — continuing operations	199	123
Cash used by operating activities — discontinued operations	(6)	(5)

Cash provided by operating activities	193	118

Investing activities
Expenditures for property, plant, and equipment	(52)	(30)
Acquisitions of businesses and assets	(1,021)	—
Net proceeds from the sale of a business or assets	1	1
Other investing activities	—	3

Cash used by investing activities	(1,072)	(26)

Financing activities
Issuance of common stock	18	21
Purchase of common stock	(100)	(137)
Issuance of long-term debt, net of discounts	498	—
Retirement of long-term debt	(99)	—
Revolving-credit facility borrowings	425	—
Other	31	—

Cash provided (used) by financing activities	773	(116)

Effect of foreign-exchange rate changes on cash and temporary cash investments	1	3

Decrease in cash and temporary cash investments	(105)	(21)
Cash and temporary cash investments, January 1	181	172

Cash and temporary cash investments, June 30	$76	$151

The accompanying notes to the financial statements are an integral part of this statement.

Notes to Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The Consolidated Statement of Income for the three and six month periods ended June 30, 2007, and 2006, the Condensed Consolidated Statement of Financial Position at June 30, 2007, and the Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2007, and 2006, are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods and at the dates indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv’s Form 10-K for the year ended December 31, 2006, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled “SEC Filings,” or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior-year financial information to conform with current-year presentation.

As previously reported in Form 8-K and Form 8-K/A filed on June 12, 2007, and June 20, 2007, respectively, we acquired 100 percent of the stock of Prairie Packaging, Inc. (Prairie) on June 5, 2007. The results of Prairie’s operations have been included in the Consolidated Financial Statements as of the date of acquisition.

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

Accounts and Notes Receivable

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the Statement of Financial Position. Related proceeds are included in cash provided by operating activities in the Statement of Cash Flows. Receivables aggregating $100 million were sold at June 30, 2007, while no receivables were sold at June 30, 2006. Discounts and fees related to such sales were $1 million for the three and six month periods ended June 30, 2007, and immaterial for the same periods in 2006. These expenses are included in other expense in the Statement of Income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

Changes in Accounting Principles

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions. We adopted FIN No. 48 as of January 1, 2007. See Note 13 for additional information.

Note 3.	Discontinued Operations

On October 12, 2005, we completed the sale of most of our protective- and flexible-packaging businesses to Pregis Corporation for $523 million. Results of these businesses are reported in our financial statements as discontinued operations.

In the first quarter of 2007, $12 million of deferred taxes were reclassified as liabilities related to discontinued operations as a result of the adoption of FIN No. 48. Liabilities related to discontinued operations totaled $20 million at June 30, 2007, and $15 million at December 31, 2006, and included obligations related to income taxes, certain royalty payments, and the costs of closing a facility in Europe.

Net income from discontinued operations for the three and six months periods ended June 30, 2007, was $1 million, resulting from adjustments to recorded liabilities. No income from discontinued operations was recorded in the three- or six-month period ended June 30, 2006.

Note 4.	Business Combination

On June 5, 2007, we acquired 100 percent of the stock of Prairie. Prairie manufactures a broad range of tableware and foodservice products, including drink cups, portion cups, containers, cutlery, plates, and bowls which are sold regionally to a relatively small number of customers. It operates five manufacturing facilities in the United States and employs approximately 1,200 people. This acquisition broadens our consumer and foodservice product offerings. The results of Prairie’s operations have been included in the Consolidated Financial Statements as of the date of acquisition.

The purchase price of the acquisition was $1 billion in cash, subject to finalization of certain adjustments (an estimated additional $21 million as of June 30, 2007) in accordance with the Agreement and Plan of Merger dated April 10, 2007. At the closing of the acquisition, we paid the purchase price by issuing an $800 million short-term interest-bearing promissory note that matured on June 18, 2007, and drawing down $200 million under our existing $750 million revolving-credit facility. We repaid the note on June 18, 2007, by borrowing $500 million under a third-party bridge loan, and using our revolving-credit facility. We repaid the bridge loan on June 25, 2007, with proceeds from the issuance of notes due in 2012 ($250 million with a coupon of 5.875%) and 2018 ($250 million with a coupon of 6.4%). In addition, we assumed Prairie’s existing obligation related to amounts ($5 million) borrowed from the Illinois Development Finance Authority (IDFA) bearing interest at varying rates (3.8% as of June 30, 2007) not to exceed 12% per annum.

The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their respective fair values in accordance with requirements of SFAS No. 141, “Business Combinations.” Allocations were based on preliminary estimates of the fair market value of assets and liabilities, which are subject to revision upon receipt of final appraisals. Goodwill and other intangible assets recorded in connection with the acquisition totaled $567 million and $200 million, respectively. We anticipate that significant sales and operating synergies will result from selling Prairie’s products through our national distribution network. Recorded intangible assets pertain to customer relationships and will be amortized over a 15-year period. The allocation of the purchase price gave rise to a $45 million increase in the value of property, plant, and equipment to reflect the estimated fair value of those assets. We will have 12 months from the closing of the acquisition to finalize our valuations. When values are finalized, material adjustments to goodwill may result.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

June 5,
(In millions)	2007

Current assets	$138
Propert, plant and equipment	195
Intangible assets	200
Goodwill	567

Total assets acquired	1,100
Current liabilities	73
Long-term liabilities	6

Total liabilities assumed	79

Net assets acquired	$1,021

Shown below is an unaudited pro forma condensed consolidated statement of income for Pactiv reflecting the assumption that the acquisition of Prairie was completed on the first day of each of the periods depicted.

	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per-share data)	2007	2006	2007	2006

Sales	$921	$866	$1,705	$1,637
Net income	70	74	126	122
Basic earnings per share	$0.54	$0.53	$0.96	$0.86
Diluted earnings per share	$0.53	$0.52	$0.95	$0.85

Pro forma adjustments relate primarily to the amortization of intangible assets, interest expense, and tax expense. These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what Pactiv’s results would have been had the acquisition occurred at the beginning of the periods presented, or of the results that may occur in the future.

Note 5.	Long-Term Debt and Financing Arrangements

On June 20, 2007, we issued $250 million of 5.875% senior notes due in 2012 and $250 million of 6.4% senior notes due in 2018. The proceeds were used to repay short-term debt incurred in connection with our acquisition of Prairie. Interest on the notes will be paid semi-annually in arrears on January 15 and July 15 of each year. In order to moderate the risk of interest-rate changes during the period from the date the agreement to acquire Prairie was signed to the date the notes used to finance the acquisition were issued, we entered into interest-rate swap agreements on April 24, 2007 on $250 million of the debt. The swaps were terminated on June 20, 2007, resulting in a gain of $8.6 million. The gain will be recognized as a reduction of interest expense over the average life of the underlying debt. Including underwriting fees, discounts and other issuance costs, and the value of the interest-rate hedges, the effective interest rate of the 2012 and 2018 notes is 5.75% and 6.26%, respectively.

In addition, we have a variable-interest revolving-credit facility, against which we borrowed $425 million at June 30, 2007. At that date, the fair value of this debt was equal to the outstanding balance.

As a part of Prairie acquisition, we assumed Prairie’s liability for amounts ($5 million) borrowed from the IDFA, which were funded by industrial development revenue bonds issued by the Authority. The debt matures on December 1, 2010, and bears interest at varying rates (3.8% as of June 30, 2007) not to exceed 12% per annum.

Note 6.	Goodwill and Intangible Assets

The carrying value of goodwill at June 30, 2007, and December 31, 2006, are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, December 31, 2006	$136	$389	$525
Goodwill additions	145	422	567
Foreign-currency translation adjustment		4	4

Balance, June 30, 2007	$281	$815	$1,096

Additions to goodwill were recorded based on a preliminary allocation of the Prairie purchase price. Because of our election to treat the Prairie transaction as an asset acquisition under Internal Revenue Code Section 338(h)(10), the related goodwill will be amortized over 15 years for tax purposes.

Intangible assets are summarized in the following table.

	June 30, 2007		December 31, 2006
	Carrying	Accumulated	Carrying	Accumulated
(In millions)	Value	amortization	Value	amortization

Intangible assets subject to amortization
Patents	$86	$61	$87	$59
Customer relationships	200	1	—	—
Other	148	71	148	67

	434	133	235	126
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$563	$133	$364	$126

Intangible assets aggregating $200 million were recorded in connection with the acquisition of Prairie and will be amortized over a 15-year period for both book and tax purposes. Amortization expense for intangible assets was $8 million for the six months ended June 30, 2007, and $7 million for the six months ended June 30, 2006. Amortization expense is estimated to total $22 million, $27 million, $25 million, $24 million, and $23 million for 2007, 2008, 2009, 2010, and 2011, respectively.

Note 7.	Property, Plant, and Equipment, Net

(In millions)	June 30, 2007	December 31, 2006

Original cost
Land, buildings, and improvements	$658	$645
Machinery and equipment	1,774	1,507
Other, including construction in progress	148	82

	$2,580	$2,234
Less accumulated depreciation and amortization	(1,305)	(1,141)

Net property, plant, and equipment	$1,275	$1,093

Capitalized interest was $1 million for the six months ended June 30, 2007, and June 30, 2006.

Note 8. Common Stock

Earnings Per Share

Earnings per share of common stock outstanding was computed as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per-share data)	2007	2006	2007	2006

Basic earnings per share
Income from continuing operations	$69	$69	$126	$120

Weighted-average number of shares of common stock outstanding	130,496,123	139,927,613	131,217,654	141,005,348

Basic earnings per share	$0.52	$0.50	$0.95	$0.85

Diluted earnings per share
Income from continuing operations	$69	$69	$126	$120

Weighted-average number of shares of common stock outstanding	130,496,123	139,927,613	131,217,654	141,005,348
Effect of dilutive securities
Stock options	1,312,446	1,405,066	1,354,976	1,384,164
Performance shares	474,538	104,137	459,641	104,137
Restricted shares	2,538	—	2,571	—

Weighted-average number of shares of common stock outstanding, including dilutive securities	132,285,645	141,436,816	133,034,842	142,493,649

Diluted earnings per share	$0.52	$0.49	$0.94	$0.84

In the first six months of 2007, we acquired 3,076,700 shares of our common stock at an average price of $32.65 per share, representing a total outlay of $100 million. In the same period of 2006, we acquired 5,711,600 shares of our common stock at an average price of $23.97 per share, for a total outlay of $137 million.

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

The following table sets forth certain segment information.

	Consumer	Foodservice/Food
(In millions)	Products	Packaging		Other		Total

For the three months ended June 30, 2007
Sales to external customers	$308	$520		$—		$828
Operating income	58	68		2	(b)	128
For the three months ended June 30, 2006
Sales to external customers	$277	$473		$—		$750
Operating income	57	70		(3)	(b)	124
At June 30, 2007 and for the six months then ended
Sales to external customers	$555	$950		$—		$1,505
Operating income	112	118		1	(b)	231
Total assets	1,378	2,134		166	(c)	3,678
At June 30, 2006 and for the six months then ended
Sales to external customers	$519	$911		$—		$1,430
Operating income	99	127	(a)	(5)	(b)	221
Total assets	1,062	1,505		243	(c)	2,810

(a)	Includes restructuring and other credits of $1 million.

(b)	Includes pension-plan income and unallocated corporate expenses.

(c)	Includes administrative-service operations.

Note 10. Comprehensive Income (Loss)

Details of total comprehensive income (loss) were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(In millions)	2007	2006	2007	2006

Net income	$70	$69	$127	$120
Other comprehensive income
Pension funded status	7	—	14	—
Net currency-translation gains (losses)	9	1	7	(1)
Gain on derivatives	9	—	9	—

Total comprehensive income	$95	$70	$157	$119

Note 11. Pension Plans and Other Postretirement Benefits

The impact of pension plans on pretax income was as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions)	2007	2006	2007	2006

Components of net periodic benefit income (expense)
Service cost of benefits earned	$(5)	$(4)	$(9)	$(9)
Interest cost of benefit obligations	(56)	(57)	(113)	(114)
Expected return on plan assets	85	86	171	172
Amortization of unrecognized net losses	(12)	(15)	(24)	(28)

Total net periodic benefit income	$12	$10	$25	$21

We have postretirement health-care and life-insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, co-payments, and other limitations. These postretirement plans are not funded, and we reserve the right to change them.

Note 12. Contingencies

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

Note 13. Income Taxes

We adopted FIN No. 48 on January 1, 2007. We did not record a material adjustment to the liability for unrecognized income-tax benefits in connection with the adoption. At the adoption date, we had $49 million of total gross unrecognized income-tax benefits. Of this, $35 million represented the amount of unrecognized income-tax benefits that, if recognized, would favorably impact our effective tax rate in future periods. As of

June 30, 2007, it is reasonably possible that the amount of unrecognized income-tax benefits may increase or decrease during the following twelve months. However, it is not expected that any such changes would significantly affect, individually or in total, our operating results or financial condition.

U.S. federal income-tax returns filed for the years 2003 through 2006 are open to examination by the Internal Revenue Service. Various state, local, and foreign tax returns filed for the years 2002 through 2006 are open to examination by tax authorities in those jurisdictions.

It is our continuing practice to record accruals for interest and penalties related to income-tax matters in income-tax expense. At the adoption date, such accruals totaled $7 million. Interest and penalties recorded during the first half of 2007 were immaterial.

We elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R), as described in FASB Staff Position No. FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts totaled $24 million for the six months ended June 30, 2007. Tax deductions for compensation costs did not exceed amounts recognized for book purposes for the six months ended June 30, 2006.

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

As previously reported in Form 8-K and Form 8-K/A filed on June 12, 2007, and June 20, 2007, respectively, we acquired 100 percent of the stock of Prairie Packaging, Inc. (Prairie) on June 5, 2007. The results of Prairie’s operations have been included in the Consolidated Financial Statements as of the date of acquisition.

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

Three Months Ended June 30, 2007, Compared with Three Months Ended June 30, 2006

Significant Trends

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 15% higher in the second quarter of 2007 than in the same period of 2006, driven principally by an increase in benzene prices. Average industry prices for polyethylene remained relatively flat in the second quarter of 2007, compared with the same period in 2006. We have been able to raise selling prices in many areas of our business to mitigate the effect of resin cost increases.

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

It is also likely that the integration of the Prairie and Pactiv businesses will result in sales and operating synergies that will enhance sales growth, improve manufacturing and logistics productivity, and give rise to better operating results over the next several years.

Sales

	Three months
	ended		Increase
	June 30,		(decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$308	$277	$31	11.2%
Foodservice/Food Packaging	520	473	47	9.9

Total	$828	$750	$78	10.4%

Sales grew 10%. Excluding the benefit (6%) of the Prairie acquisition, sales grew 4%, reflecting a 2% increase in volume and a 2% benefit from pricing actions and favorable foreign exchange.

Sales for Consumer Products rose 11%, reflecting volume improvement of 11%. Excluding the 7% contribution from Prairie, volume rose 4%, reflecting strength in food bags, waste bags, and tableware.

Sales growth of 10% in Foodservice/Food Packaging was driven by volume gains of 6% (5% from Prairie), pricing gains of 3%, and favorable foreign exchange of 1%. Excluding the acquisition and a significant decline in foam insulation product shipments as a result of softness in the home construction market, volume rose 2%.

Operating Income

	Three months
	ended		Increase
	June 30,		(decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$58	$57	$1	1.8%
Foodservice/Food Packaging	68	70	(2)	(2.9)
Other	2	(3)	5

Total	$128	$124	$4	3.2%

The improvement in total operating income was driven primarily by favorable volume and lower advertising and promotion spending, offset partially by a decline in spread (the difference between selling prices and raw-material costs) and higher manufacturing costs.

The increase in operating income for the Consumer Products business was driven principally by favorable volume and lower advertising and promotion spending, offset partially by unfavorable spread driven by higher resin costs, and higher manufacturing costs related to initiatives to reduce inventory levels.

The decrease in operating income for the Foodservice/Food Packaging business reflected higher raw-material costs offset, in part, by favorable pricing and volume.

Operating income for the Other segment increased from 2006, principally because of higher noncash pension income, and lower general and administrative expenses.

Income from Continuing Operations

We recorded income from continuing operations of $69 million, or $0.52 per share, compared with $69 million, or $0.49 per share, in 2006.

Six Months Ended June 30, 2007, compared with Six Months Ended June 30, 2006

Sales

	Six months
	ended		Increase
	June 30,		(decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$555	$519	$36	6.9%
Foodservice/Food Packaging	950	911	39	4.3

Total	$1,505	$1,430	$75	5.2%

Sales grew 5%. Excluding the positive impact (3%) of acquisitions, sales grew 2%, reflecting a 1% increase in volume and a 1% benefit from favorable pricing actions and foreign exchange.

The increase in sales for Consumer Products, reflected volume improvement of 5% and pricing gains of 2%. Excluding the acquisition, volume rose 1% as a result of growth in branded foam tableware and food bags, offset partially by a decline in shipments of waste bags. Pricing was favorably impacted by lower trade-promotional spending.

Sales growth in Foodservice/Food Packaging was driven by volume gains of 3% and pricing and foreign-exchange gains of 1%. Excluding the acquisition and a significant decline in foam insulation product shipments resulting from softness in the home construction market, volume rose 1%.

Operating Income

	Six months
	ended		Increase
	June 30,		(decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$112	$99	$13	13.1%
Foodservice/Food Packaging	118	127	(9)	(7.1)
Other	1	(5)	6

Total	$231	$221	$10	4.5%

The improvement in total operating income was driven primarily by favorable volume and lower logistics, advertising and promotion, and other selling, general, and administrative expenses, offset partially by unfavorable spread and higher manufacturing costs.

The operating income improvement for the Consumer Products business was driven principally by favorable spread, higher volume, and lower logistics and advertising and promotion costs, offset partially by higher manufacturing costs related to inventory-reduction initiatives and higher selling, general, and administrative costs.

The decrease in operating income for the Foodservice/Food Packaging business reflected unfavorable spread as a result of higher raw-material costs, offset, in part, by higher volume and lower logistics costs.

Operating income for the Other segment increased from 2006, principally because of higher noncash pension income and lower general and administrative costs.

Income from Continuing Operations

We recorded income from continuing operations of $126 million or $0.94 per share, for the six months ended June 30, 2007, compared with $120 million, or $0.84 per share, in 2006.

Liquidity and Capital Resources

Capitalization

	June 30,	December 31,	Increase
(In millions)	2007	2006	(decrease)

Short-term debt, including current maturities of long-term debt	$—	$98	$(98)
Long-term debt	1,699	771	928

Total debt	1,699	869	830
Minority interest	12	9	3
Shareholders’ equity	938	853	85

Total capitalization	$2,649	$1,731	$918

Ratio of total debt to total capitalization	64.1%	50.2%	13.9%

Shareholders’ equity increased $85 million from December 31, 2006, to June 30, 2007, as detailed below.

(In millions)

Shareholders’ equity at December 31, 2006	$853
Increase (decrease)
Change in pension funded status	14
Foreign-currency translation adjustments	7
Gain on derivatives	9
Stock repurchases	(100)
Net income	127
Stock-based compensation and common stock issued in connection with stock-option exercises	28

Shareholders’ equity at June 30, 2007	$938

Cash Flows

	Six months
	ended
	June 30,		Increase
(In millions)	2007	2006	(decrease)

Cash provided (used) by:
Operating activities	$193	$118	$75
Investing activities	(1,072)	(26)	(1,046)
Financing activities	773	(116)	889

The increase in cash provided by operating activities was driven primarily by a decrease in accounts receivable ($78 million), principally as a result of the $100 million increase in amounts drawn under our asset-securitization facility, a decline in inventories ($20 million), and an increase in accounts payable ($18 million), offset partially by a decrease in other liabilities ($37 million).

Cash used by investing activities this year primarily reflected amounts spent on the acquisition of Prairie ($1.021 billion) and capital expenditures ($52 million). Cash used by investing activities last year was driven principally by capital expenditures ($30 million).

Financing activities in 2007 included the issuance of long-term debt used to finance the Prairie acquisition ($932 million), the issuance of common stock ($18 million), and the cash tax benefit ($24 million) associated with stock-option exercises, offset by the repayment of long-term debt ($99 million) and the repurchase of company stock ($100 million). Cash used by financing activities in 2006 primarily reflected the repurchase of company stock ($137 million), offset partially by the issuance of company stock in connection with the administration of employee-benefit plans ($21 million).

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $118 million at June 30, 2007. It is anticipated that the majority of these expenditures will be funded over the remainder of the year from existing cash and short-term investments and internally generated cash.

Contractual Obligations

Our aggregate contractual obligations were approximately $3.7 billion as of June 30, 2007 compared with $2.6 billion as of December 31, 2006. The change was due primarily to the increase in long-term debt related to the acquisition of Prairie. (See Note 5 to the financial statements for additional information.) This increase was offset in part by periodic payments and contract expirations related to purchase obligations made in the ordinary course of business during the six months ended June 30, 2007.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving-credit facility of $750 million, under which $425 million was outstanding at June 30, 2007. We were in full compliance with the financial and other covenants of our revolving-credit agreement at the end of the period. We also use an asset-securitization facility as a form of off-balance-sheet financing. At June 30, 2007, $100 million was securitized under this facility. No amounts were securitized as of December 31, 2006.

On April 13, 2007, we repaid $99 million of notes due on that date using proceeds from our asset-securitization facility ($90 million) and cash on hand.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit and asset-securitization facilities will be sufficient to meet current and future liquidity and capital requirements.

Changes in Accounting Principles

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions. We adopted FIN No. 48 as of January 1, 2007. See Note 13 to the financial statements for additional information.

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

See “Risk Factors” section (Item 1A) in our most recently filed Securities and Exchange Commission (SEC) Form 10-K and Part II (Item 1A) of this report for some of the factors that we believe could cause our actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include the following:

•	Changes in consumer demand and selling prices for our products, including new products that our competitors or we may introduce that could impact sales and margins.

•	Material substitutions and changes in costs of raw materials, including plastic resins, labor, utilities, or transportation that could impact our expenses and margins.

•	Changes in laws or governmental actions, including changes in regulations such as those relating to air emissions or plastics generally.

•	The availability or cost of capital could impact growth or acquisition opportunities.

•	Workforce factors such as strikes or other labor interruptions.

•	The general economic, political, and competitive conditions in countries in which we operate, including currency fluctuations and other risks associated with operating outside of the U.S.

•	Changes in (1) assumptions regarding the long-term rate of return on pension assets and other factors, (2) the discount rate, and (3) the level of amortization of actuarial gains and losses.

•	Changes in U.S. and/or foreign governmental regulations relating to pension-plan funding.

•	Changes enacted by the Securities and Exchange Commission, the Financial Accounting Standards Board, or other regulatory or accounting bodies. See “Changes in Accounting Principles.”

•	Competition from producers located in countries that have lower labor and other costs.

•	Our ability to integrate new businesses that we have acquired and may acquire or to dispose of businesses or business segments that we may wish to divest.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Commodity Derivatives

During the second quarter of 2007, we entered into natural gas purchase agreements with third parties, hedging a portion of anticipated third- and forth-quarter 2007 purchases of natural gas used in the production process at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at June 30, 2007, were not material.

Interest Rates

At June 30, 2007, we had public-debt securities of $1.276 billion outstanding, with fixed interest rates and maturity dates ranging from 5 to 20 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

In addition, we have a variable-interest line of credit, against which we borrowed $425 million at June 30, 2007. The fair value of the debt at that date was equal to the outstanding balance.

As a part of Prairie acquisition, we assumed Prairie’s liability for amounts ($5 million) borrowed from the IDFA, which were funded by industrial development revenue bonds issued by the Authority. The debt matures on December 1, 2010, and bears interest at varying rates (3.8% as of June 30, 2007) not to exceed 12% per annum.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest-rate risks.

	Maturities
(In millions, except percentages)	2010	2011	2012	Thereafter	Total

Fixed-rate debt			$250	$1,026	$1,276
Average interest rate			5.8%	7.7%	7.3%
Fair value			$250	$1,095	$1,345
Floating-rate debt	$5	$425			$430
Average interest rate	3.8%	5.8%			5.8%
Fair value	$5	$425			$430

Prior to our spin-off from Tenneco Inc., we entered into an interest-rate swap to hedge our exposure to interest-rate movements. We settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

In April 2007, we entered into interest-rate swap agreements to hedge the interest-rate risk related to $250 million of the debt expected to be issued in connection with the acquisition of Prairie. We entered into these swap agreements to moderate the risk of interest-rate changes during the period from the date the agreement to acquire Prairie was signed to the date the notes used to finance the acquisition were issued. The swap agreements were terminated on June 20, 2007, resulting in a gain of $8.6 million. This gain will be recognized as a reduction of interest expense over the average life of the underlying debt.

ITEM 4.	Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of June 30, 2007.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	None

ITEM 1A.	Risk Factors

There has been no material change in the risk factors disclosed in our Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2006, the board of directors approved the repurchase of 10 million shares of our common stock. As of June 30, 2007, the remaining number of shares authorized to be repurchased was 895,700. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share-repurchase authorization.

We did not repurchase stock in the second quarter of 2007.

ITEM 3.	None

ITEM 4.	Submission of Matters to a Vote of Security Holders

The company’s 2007 annual meeting of shareholders was held on May 18, 2007, for the purpose of (1) electing directors, (2) ratifying the engagement of Ernst & Young LLP as our independent public accountants for the year 2007, and (3) acting upon such other matters as might be properly brought before the meeting or any adjournment or postponement thereof.

At the meeting, the following persons were elected to the company’s board of directors, each for a term to expire at the company’s 2008 annual meeting of shareholders:

	Number of votes
Nominee	For	Withheld	Abstain

Larry D. Brady	117,494,905	2,372,375	1,061,021
K. Dane Brooksher	119,226,753	628,108	1,073,441
Robert J. Darnall	114,386,804	5,478,501	1,062,997
Mary R. (Nina) Henderson	119,035,076	781,031	1,112,195
N. Thomas Linebarger	119,152,321	658,835	1,117,147
Roger B. Porter	115,989,452	2,790,171	2,148,678
Richard L. Wambold	117,063,117	2,828,104	1,037,082
Norman H. Wesley	88,246,879	31,612,627	1,068,796

The shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the year 2007, with 119,766,068 votes for ratification, 168,528 votes against ratification, and 993,706 votes abstaining.

ITEM 5.	None

ITEM 6.	Exhibits

Exhibits designated with an asterisk in the following index are furnished; all other exhibits are incorporated by reference.

Exhibit No.	Description

2	Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to Pactiv Corporation’s Current Report on Form 8-K dated November 11, 1999, File No. 1-15157).

3.1	Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

Exhibit No.		Description

3.2		Amended and Restated By-laws of the registrant adopted September 9, 2005 (incorporated herein by reference to Exhibit 3.2 to Pactiv Corporation’s Current Report on Form 8-K dated November 13, 2006, File No. 1-15157).

4.1		Specimen Stock Certificate of Pactiv Corporation Common Stock (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.2(a)	Qualified Offer Plan Rights Agreement, dated as of November 4, 1999, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.2(b)	Amendment No. 1 to Rights Agreement, dated as of November 7, 2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit 4.4(a) to Pactiv Corporation’s Registration Statement on Form S-8, File No. 333-101121).

4	.3(a)	Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.’s Registration Statement on Form S-4, File No. 333-82923).

4	.3(b)	First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(c)	Second Supplemental Indenture, dated as of November 4, 1999, to dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(d)	Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(e)	Fourth Supplemental Indenture, dated as of November 4, 1999, to dated as of September 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(f)	Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(g)	Sixth Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).

4	.3(h)	Seventh Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).

4.4		Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.1		Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.1 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).

Exhibit No.	Description

10.2	Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).

10.3	Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 1999, File No. 1-12387).

10.4	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.5	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.6	Amended and Restated Change in Control Severance Benefit Plan for Key Executives as of Plan for Key Executives as December 31, 2006 (incorporated herein by reference to Exhibit 10.6 to Pactiv of March 1, 2005). Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157) (superseding Pactiv Corporation Change in Control Severance Benefit Plan for Key Executives as of March 1.2005).

10.7	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Pactiv Corporation’s Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.8	Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 10.11 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.9	Employment Agreement, dated as of March 11, 1997, by and between Richard L. Wambold and Tenneco Inc. (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.10	Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation’s Registration Statement on Form S-8, File No. 333-101121).

10.11	Credit Agreement, dated as of April 19, 2006, among the registrant, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, BNP Paribas, Suntrust Bank, and Citibank, N.A., as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation’s Quarterly Report on form 10-Q for the quarter ended March 31, 2006, File No. 1-15157).

10.12	Pactiv Corporation Defined Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.13	Form of Pactiv Corporation Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.14	Form of Pactiv Corporation Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.18 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.15	Summary of Compensation Arrangements of Directors (incorporated herein by reference to Exhibit 10.19 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-15157).

10.16	Summary of Named Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

Exhibit No.		Description

10.17		Stock Purchase agreement dated as of June 23, 2005, among Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Current Report on Form 8-K dated June 23, 2005, File No. 1-15157)

10.18		Receivables Purchase Agreement, dated as of December 21, 2006, among the registrant and Atlantic Asset Securitization LLC and Calyon New York Branch, as agent for Purchasers (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157).

10.19		Agreement and Plan of Merger dated April 10, 2007, among Pactiv Corporation, Meadow Acquisition Corp., Prairie Packaging, Inc., Earl W. Shapiro, and Benjamin M. Shapiro (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation’s Current Report on Form 8-K dated April 12, 2006, File No. 1-15157).

*10	.20	Continuing Agreement for Standby Letters of Credit between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007.

*10	.21	Credit Agreement between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007.

11		None.

15		None.

18		None.

19		None.

22		None.

23		None.

24		None.

*31	.1	Rule 13a-14(a)/15d-14(a) Certification.

*31	.2	Rule 13a-14(a)/15d-14(a) Certification.

**32	.1	Section 1350 Certification.

**32	.2	Section 1350 Certification.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ ANDREW A. CAMPBELL
Andrew A. Campbell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 9, 2007