Form 10-Q
period 2007-09-30
PACTIV CORP
filed 2007-11-09
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007
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

Registrant’s Telephone Number, including area code: (847)482-2000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 130,483,319 as of October 31, 2007. (See Notes to Financial Statements.)

* No response to this item is included herein because either it is inapplicable or there is nothing to report.
Certification
Certification
Section 1350 Certification
Section 1350 Certification

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

Consolidated Statement of Income

	Three months ended September 30,		Nine months ended September 30,
(In millions, except share and per-share data)	2007	2006	2007	2006

Sales	$872	$749	$2,377	$2,179
Costs and expenses
Cost of sales, excluding depreciation and amortization	626	518	1,685	1,511
Selling, general, and administrative	76	90	215	233
Depreciation and amortization	45	38	120	110
Other expense	3	—	4	1

	750	646	2,024	1,855
Operating income	122	103	353	324
Other income (expense)
Interest income (loss)	1	1	4	4
Realized foreign-currency exchange gain	—	31	—	31
Interest expense, net of interest capitalized	(29)	(18)	(67)	(54)
Share of income of joint ventures	—	1	—	2

Income before income taxes and minority interest	94	118	290	307
Income-tax expense	35	14	104	83
Minority interest	—	—	1	—

Income from continuing operations	59	104	185	224
Discontinued operations, net of tax	—	(2)	1	(2)

Net income	$59	$102	$186	$222

Earnings per share
Weighted-average number of shares of common stock outstanding
Basic	130,648,291	136,161,990	131,045,346	139,377,944
Diluted	132,197,719	138,083,567	132,792,715	141,232,386
Basic earnings (loss) per share of common stock
Continuing operations	$0.46	$0.76	$1.41	$1.61
Discontinued operations	—	(0.02)	0.01	(0.02)

Total	$0.46	$0.74	$1.42	$1.59

Diluted earnings (loss) per share of common stock
Continuing operations	$0.45	$0.75	$1.39	$1.59
Discontinued operations	—	(0.02)	0.01	(0.02)

Total	$0.45	$0.73	$1.40	$1.57

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Financial Position

	September 30,	December 31,
(In millions, except share data)	2007	2006

Assets
Current assets
Cash and temporary cash investments	$69	$181
Accounts and notes receivable
Trade, less allowances of $8 and $9 at the respective dates	282	310
Other	14	13

Total accounts and notes receivable	296	323

Inventories
Finished goods	219	144
Work in process	58	52
Raw materials	88	61
Other materials and supplies	47	39

Total inventories	412	296

Other	32	38

Total current assets	809	838

Property, plant, and equipment, net	1,281	1,093

Other assets
Goodwill	1,110	525
Intangible assets, net	424	238
Other	62	64

Total other assets	1,596	827

Total assets	$3,686	$2,758

Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$—	$98
Accounts payable	181	152
Taxes accrued	56	54
Interest accrued	31	8
Accrued promotions, rebates, and discounts	74	77
Accrued payroll and benefits	71	82
Other	66	63
Liabilities from discontinued operations	20	15

Total current liabilities	499	549

Long-term debt	1,666	771

Deferred income taxes	96	120

Unrecognized income-tax benefits	30	—

Pension and postretirement benefits	326	403

Other	51	53

Minority interest	13	9

Shareholders’ equity
Common stock — $0.01 par value, 350,000,000 shares authorized, 130,481,234 and 132,676,408 shares issued and outstanding, after deducting 41,301,943 and 39,106,769 shares held in treasury, at the respective dates	1	1
Premium on common stock and other capital surplus	682	757
Accumulated other comprehensive income (loss)
Currency translation adjustment	22	10
Pension funded status	(1,051)	(1,072)
Gain on derivatives	8	—
Retained earnings	1,343	1,157

Total shareholders’ equity	1,005	853

Total liabilities and shareholders’ equity	$3,686	$2,758

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Cash Flows

For the nine months ending September 30 (In millions)	2007	2006

Operating activities
Net income	$186	$222
Less results from discontinued operations	1	(2)

Income from continuing operations	185	224
Adjustments to reconcile net income to cash provided by operating activities — continuing operations:
Depreciation and amortization	120	110
Deferred income taxes	20	(18)
Pension income	(38)	(32)
Noncash compensation expense	7	7
Net working capital	(12)	(22)
Realized foreign-exchange gain	—	(31)
Other	—	11

Cash provided by operating activities — continuing operations	282	249
Cash used by operating activities — discontinued operations	(6)	(7)

Cash provided by operating activities	276	242

Investing activities
Expenditures for property, plant, and equipment	(103)	(45)
Acquisitions of businesses and assets	(1,023)	—
Net proceeds from the sale of a business or assets	1	2
Other investing activities	—	2

Cash used by investing activities	(1,125)	(41)

Financing activities
Issuance of common stock	19	45
Purchase of common stock	(107)	(301)
Issuance of long-term debt, net of discounts	498	—
Retirement of long-term debt	(99)	—
Revolving-credit facility borrowings	432	—
Revolving-credit facility payment	(40)	—
Other	32	2

Cash provided (used) by financing activities	735	(254)

Effect of foreign-exchange rate changes on cash and temporary cash investments	2	4

Decrease in cash and temporary cash investments	(112)	(49)
Cash and temporary cash investments, January 1	181	172

Cash and temporary cash investments, September 30	$69	$123

The accompanying notes to the financial statements are an integral part of this statement.

Notes to Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2007, and 2006, the Condensed Consolidated Statement of Financial Position at September 30, 2007, and the Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2007, and 2006, are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods and at the dates indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv’s Form 10-K for the year ended December 31, 2006, which may be found at www.pactiv.com, under the Investor Relations link in the subsection entitled “SEC Filings,” or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior-year financial information to conform with current-year presentation.

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

Accounts and Notes Receivable

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the Statement of Financial Position. Related proceeds are included in cash provided by operating activities in the Statement of Cash Flows. Receivables aggregating $113 million were sold at September 30, 2007, while no receivables were sold at September 30, 2006. Discounts and fees related to such sales were $1 and $2 million for the three- and nine-month periods ended September 30, 2007, respectively, and immaterial for the same periods in 2006. These expenses are included in other expense in the Statement of Income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

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

In the first quarter of 2007, $12 million of deferred taxes were reclassified as liabilities related to discontinued operations as a result of the adoption of FIN No. 48. Liabilities related to discontinued operations totaled $20 million at September 30, 2007, and $15 million at December 31, 2006, and included obligations related to income taxes, certain royalty payments, and the costs of closing a facility in Europe.

Net income from discontinued operations for the three- and nine-month periods ended September 30, 2007, was $1 million, resulting from adjustments to recorded liabilities. A $2 million net loss from discontinued operations was recorded in the three- and nine-month periods ended September 30, 2006.

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

The purchase price of the acquisition was $1 billion in cash, subject to finalization of certain adjustments (an estimated additional $22 million as of September 30, 2007) in accordance with the Agreement and Plan of Merger dated April 10, 2007. At the closing of the acquisition, we paid the purchase price by issuing an $800 million short-term interest-bearing promissory note that matured on June 18, 2007, and by drawing down $200 million under our existing $750 million revolving-credit facility. We repaid the note on June 18, 2007, by borrowing $500 million under a third-party bridge loan, and using our revolving-credit facility. We repaid the bridge loan on June 25, 2007, with proceeds from the issuance of notes due in 2012 ($250 million with a coupon of 5.875%) and 2018 ($250 million with a coupon of 6.4%). In addition, we assumed Prairie’s existing obligation related to amounts ($5 million) borrowed from the Illinois Development Finance Authority (IDFA) bearing interest at varying rates (3.8% as of September 30, 2007) not to exceed 12% per annum.

The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their respective fair values in accordance with requirements of SFAS No. 141, “Business Combinations.” Allocations were based on preliminary estimates of the fair market value of assets and liabilities, which are subject to revision upon receipt of final appraisals. Goodwill and other intangible assets recorded in connection with the acquisition totaled $578 million and $200 million, respectively. We anticipate that significant sales and operating synergies will result from selling Prairie’s products through our national distribution network. Recorded intangible assets pertain to customer relationships and will be amortized over a 15-year period. The allocation of the purchase price gave rise to a $37 million increase in the value of property, plant, and equipment to reflect the estimated fair value of those assets. We will have 12 months from the closing of the acquisition to finalize our valuations. When values are finalized, material adjustments to goodwill may result.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

June 5,
(In millions)	2007

Current assets	$139
Property, plant, and equipment	187
Intangible assets	200
Goodwill	578

Total assets acquired	1,104

Current liabilities	76
Long-term liabilities	6

Total liabilities assumed	82

Net assets acquired	$1,022

Shown below is an unaudited pro forma condensed consolidated statement of income for Pactiv reflecting the assumption that the acquisition of Prairie was completed on the first day of each of the periods depicted.

			Nine months
			ended
	Three months ended September 30,		September 30,
(In millions, except share and per-share data)	2007	2006	2007	2006

Sales	$872	$857	$2,577	$2,494
Net income	59	103	185	225
Basic earnings per share	$0.46	$0.76	$1.42	$1.61
Diluted earnings per share	0.45	0.75	1.40	1.59

Pro forma adjustments relate primarily to the amortization of intangible assets, interest expense, and tax expense. These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what results would have been had the acquisition occurred at the beginning of the periods presented, or of future results.

Note 5.	Long-Term Debt and Financing Arrangements

On June 20, 2007, we issued $250 million of 5.875% senior notes due in 2012 and $250 million of 6.4% senior notes due in 2018. The proceeds were used to repay short-term debt incurred in connection with our acquisition of Prairie. Interest on the notes will be paid semi-annually in arrears on January 15 and July 15 of each year. In order to moderate the risk of interest-rate changes during the period from the date the agreement to acquire Prairie was signed to the date the notes used to finance the acquisition were issued, we entered into interest-rate swap agreements on April 24, 2007, on $250 million of the debt. The swaps were terminated on June 20, 2007, resulting in a gain of $8.6 million. The gain will be recognized as a reduction of interest expense over the average life of the underlying debt. Including underwriting fees, discounts, and other issuance costs, and the value of the interest-rate hedges, the effective interest rate of the 2012 and 2018 notes is 5.75% and 6.26%, respectively.

In addition, we have a variable-interest-rate revolving-credit facility, against which we borrowed $392 million at September 30, 2007. At that date, the fair value of this debt was equal to the outstanding balance.

As a part of the Prairie acquisition, we assumed Prairie’s liability for amounts ($5 million) borrowed from the IDFA, which were funded by industrial-development revenue bonds issued by the Authority. This debt matures on December 1, 2010, and bears interest at varying rates (3.8% as of September 30, 2007) not to exceed 12% per annum.

Note 6.	Goodwill and Intangible Assets

The carrying value of goodwill at September 30, 2007, and December 31, 2006, are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, December 31, 2006	$136	$389	$525
Goodwill additions	147	431	578
Foreign-currency translation adjustment	—	7	7

Balance, September 30, 2007	$283	$827	$1,110

Additions to goodwill were recorded based on a preliminary allocation of the Prairie purchase price. Because of our election to treat the Prairie transaction as an asset acquisition under Internal Revenue Code Section 338(h)(10), the related goodwill will be amortized over 15 years for tax purposes.

Intangible assets are summarized in the following table.

	September 30, 2007		December 31, 2006
	Carrying	Accumulated	Carrying	Accumulated
(In millions)	value	amortization	value	amortization

Intangible assets subject to amortization
Patents	$87	$63	$87	$59
Customer relationships	200	4	—	—
Other	148	73	148	67

	435	140	235	126
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$564	$140	$364	$126

Intangible assets aggregating $200 million were recorded in connection with the acquisition of Prairie and will be amortized over a 15-year period for both book and tax purposes. Amortization expense for intangible assets was $15 million for the nine months ended September 30, 2007, and $11 million for the nine months ended September 30, 2006. Amortization expense is estimated to total $22 million for 2007, $27 million for 2008, $25 million for 2009, $24 million for 2010, and $23 million for 2011.

Note 7.	Property, Plant, and Equipment, Net

	September 30,	December 31,
(In millions)	2007	2006

Original cost
Land, buildings, and improvements	$667	$645
Machinery and equipment	1,792	1,507
Other, including construction in progress	166	82

	$2,625	$2,234
Less accumulated depreciation and amortization	(1,344)	(1,141)

Net property, plant, and equipment	$1,281	$1,093

Capitalized interest was $2 million for the nine months ended September 30, 2007, and $1 million for the nine months ended September 30, 2006.

Note 8.	Common Stock

Earnings Per Share

Earnings from continuing operations per share of common stock outstanding were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except share and per-share data)	2007	2006	2007	2006

Basic earnings per share
Income from continuing operations	$59	$104	$185	$224

Weighted-average number of shares of common stock outstanding	130,648,291	136,161,990	131,045,346	139,377,944

Basic earnings from continuing operations per share	$0.46	$0.76	$1.41	$1.61

Diluted earnings per share
Income from continuing operations	$59	$104	$185	$224

Weighted-average number of shares of common stock outstanding	130,648,291	136,161,990	131,045,346	139,377,944
Effect of dilutive securities
Stock options	1,047,360	1,523,333	1,253,130	1,430,668
Performance shares	500,168	397,835	491,873	423,697
Restricted shares	1,900	409	2,366	77

Weighted-average number of shares of common stock outstanding, including dilutive securities	132,197,719	138,083,567	132,792,715	141,232,386

Diluted earnings from continuing operations per share	$0.45	$0.75	$1.39	$1.59

In the first nine months of 2007, we acquired 3,326,700 shares of our common stock at an average price of $32.23 per share, representing a total outlay of $107 million. In the same period of 2006, we acquired 11,872,200 shares of our common stock at an average price of $25.34 per share, for a total outlay of $301 million.

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

The following table sets forth certain segment information.

	Consumer	Foodservice/Food
(In millions)	Products	Packaging		Other		Total

For the three months ended September 30, 2007
Sales to external customers	$326	$546		$—		$872
Operating income	53	71		(2	)(b)	122
For the three months ended September 30, 2006
Sales to external customers	$282	$467		$—		$749
Operating income	42	65		(4	)(b)	103
At September 30, 2007, and for the nine months then ended
Sales to external customers	$881	$1,496		$—		$2,377
Operating income	165	189		(1	)(b)	353
Total assets	1,388	2,144		154	(c)	3,686
At September 30, 2006, and for the nine months then ended
Sales to external customers	$801	$1,378		$—		$2,179
Operating income	141	192	(a)	(9	)(b)	324
Total assets	1,054	1,490		224	(c)	2,768

(a)	Includes restructuring and other credits of $1 million.

(b)	Includes pension-plan income and unallocated corporate expenses.

(c)	Includes administrative-service operations.

Note 10.	Comprehensive Income (Loss)

Details of total comprehensive income (loss) were as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2007	2006	2007	2006

Net income	$59	$102	$186	$222
Other comprehensive income
Pension funded status	7	—	21	—
Noncash realized foreign-currency exchange gain	—	(31)	—	(31)
Net currency-translation gains	5	5	12	4
Gain (loss) on derivatives	(1)	—	8	—

Total comprehensive income	$70	$76	$227	$195

During the third quarter of 2006, we recognized a $31 million noncash foreign-currency exchange gain upon the liquidation of our European treasury operation. Following the sale of our protective- and flexible-packaging businesses in 2005, our European presence is smaller and this operation was no longer needed.

Note 11.	Pension Plans and Other Postretirement Benefits

The impact of pension plans on pretax income was as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
(In millions)	2007	2006	2007	2006

Components of net periodic benefit income (expense)
Service cost of benefits earned	$(5)	$(5)	$(14)	$(14)
Interest cost of benefit obligations	(57)	(57)	(170)	(171)
Expected return on plan assets	86	86	257	258
Amortization of unrecognized net losses	(11)	(13)	(35)	(41)

Total net periodic benefit income	$13	$11	$38	$32

We have postretirement health-care and life-insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. These postretirement plans are not funded, and we reserve the right to change them.

Note 12.	Contingencies

We have been named as a defendant in multiple lawsuits, currently covering approximately 925 plaintiffs, pending in the United States District Court for the Middle District of Alabama. All of these plaintiffs are represented by the same group of law firms. The plaintiffs are seeking unspecified damages based on allegations that they experienced personal injuries (including wrongful death) and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to whom a predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. Due to the numerous uncertainties associated with the matters alleged in the lawsuits, including uncertainties regarding the existence, nature, and magnitude of any alleged release of chemical substances, whether such releases caused any of the alleged injuries and property damage, and whether Pactiv has any responsibility for any such damages, and defenses thereto, we are not presently able to quantify our financial exposure, if any, relating to such matters. Trials involving four plaintiffs are scheduled to begin in September 2008. We have been defending and expect to continue to defend these lawsuits vigorously.

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

We adopted FIN No. 48 on January 1, 2007. We did not record a material adjustment to the liability for unrecognized income-tax benefits in connection with the adoption. At the adoption date, we had $49 million of total gross unrecognized income-tax benefits. Of this, $35 million represented the amount of unrecognized income-tax benefits that, if recognized, would favorably impact our effective tax rate in future periods. As of September 30, 2007, it is reasonably possible that the amount of unrecognized income-tax benefits may increase or decrease during the following twelve months. However, it is not expected that any such changes would significantly affect, individually or in total, our operating results or financial condition.

U.S. federal income-tax returns filed for the years 2004 through 2006 are open to examination by the Internal Revenue Service. The federal statute of limitations for the year 2003 expired in September 2007, resulting in recognition of $4 million of income-tax benefits. Various state, local, and foreign tax returns filed for the years 2002 through 2006 are open to examination by tax authorities in those jurisdictions.

It is our continuing practice to record accruals for interest and penalties related to income-tax matters in income-tax expense. Such accruals totaled $7 million as of the adoption date. Expense recorded through the third quarter of 2007 for interest and penalties was immaterial.

We elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R), as described in FASB Staff Position No. FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts totaled $26 million for the nine months ended September 30, 2007. Tax deductions for compensation costs did not exceed amounts recognized for book purposes for the nine months ended September 30, 2006.

In September 2006, we reduced our accrued income taxes by $27 million, which gave rise to an increase of $29 million, or $0.21 per share, in income from continuing operations, for the three- and nine-month periods ending September 30, 2006, and a decrease of $2 million, or $0.02 per share, in income from discontinued operations for the same periods. These adjustments, which were related principally to matters associated with our separation from Tenneco Inc. in 1999, reflected (1) a reduction in accrued income taxes of $40 million as tax years 1999 through 2002 expired and (2) an increase in other accruals for income-tax liabilities of $13 million, primarily related to the progress of tax audits in Europe. After these adjustments, our effective income-tax rate for continuing operations for the three-month period ended September 30, 2006, was 11.9% compared with a rate of 37.2% for the same period in 2007. For the nine-month period ended September 30, 2006, the effective income-tax rate was 27% after the adjustments, compared with a rate of 35.9% for the same period in 2007.

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

Three Months Ended September 30, 2007, Compared with Three Months Ended September 30, 2006

Significant Trends

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 5% higher in the third quarter of 2007 than in the same period of 2006, driven principally by an increase in benzene prices. Average industry prices for polyethylene rose slightly in the third quarter of 2007, compared with the same period in 2006. As oil prices remain near their historic highs, we expect that resin costs will continue to be a source of uncertainty for us. Resin suppliers have announced multiple price increases, to take effect in the fourth quarter of 2007, aggregating approximately 10% for polystyrene and 20% for polyethylene. At this time, it is not clear whether these price increases will be implemented as announced. Over time, we have been able to raise selling prices in many areas of our business to mitigate the effect of resin-cost increases. We continue to closely monitor the resin marketplace and will respond quickly to any raw-material cost increases.

Our business is sensitive to other energy-related cost movements, particularly those that affect transportation and utility costs. Historically, we have been able to mitigate the effect of higher energy-related costs with productivity improvements and other cost reductions. However, if energy-related costs increase significantly in the future, we may not be able to fully offset such increases with productivity gains.

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

We expect that the integration of the Prairie and Pactiv businesses will result in synergies of $15 million and will give rise to improved operating results over the next several years.

Sales

	Three months		Increase
	ended September 30,		(decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$326	$282	$44	15.6%
Foodservice/Food Packaging	546	467	79	16.9

Total	$872	$749	$123	16.4%

Total sales grew 16%, with the Prairie acquisition contributing $128 million and foreign-currency exchange gains adding $3 million, offset partially by a 1% price decline in the base business ($9 million).

Sales for Consumer Products rose 16%, reflecting volume growth of 18% from the Prairie acquisition ($50 million) and a decline of 1% in both volume and price in the base business.

Sales growth of 17% in Foodservice/Food Packaging was attributable to a volume gain of 17% from the Prairie acquisition ($78 million) and, in the base business, a slight volume gain ($3 million), foreign-currency exchange gains ($3 million), and a 1% price decline ($5 million).

Operating Income

	Three months		Increase
	ended September 30,		(decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$53	$42	$11	26.2%
Foodservice/Food Packaging	71	65	6	9.2
Other	(2)	(4)	2	(50.0)

Total	$122	$103	$19	18.4%

The improvement in total operating income was driven by volume growth ($18 million), principally from the Prairie acquisition, and lower advertising and promotional (A&P) spending ($7 million) and performance-related compensation ($9 million), offset, in part, by a $15 million decline in the spread between selling prices and raw-material costs (spread).

The increase in operating income for Consumer Products was driven mainly by volume growth ($5 million), primarily from the Prairie acquisition, and lower selling, general, and administrative (SG&A) expenses ($10 million), principally due to lower A&P expense.

The increase in operating income for Foodservice/Food Packaging was due to volume growth ($13 million) principally related to the Prairie acquisition, and lower SG&A expenses ($5 million), offset, in part, by unfavorable spread ($12 million).

The improvement in Other operating income was due mainly to lower performance-related compensation.

Income from Continuing Operations

We recorded income from continuing operations of $59 million, or $0.45 per share, compared with $104 million, or $0.75 per share, in 2006. The decline primarily reflected higher operating income ($12 million after tax), an increase in interest expense related to the financing of the Prairie acquisition ($7 million after tax), and the non-recurrence in 2007 of amounts booked in 2006 to recognize a realized foreign-currency exchange gain upon the liquidation of our European treasury operation ($20 million after tax) and to record a favorable income-tax liability adjustment ($29 million after tax).

Nine Months Ended September 30, 2007, compared with Nine Months Ended September 30, 2006

Sales

	Nine months		Increase
	ended September 30,		(decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$881	$801	$80	10.0%
Foodservice/Food Packaging	1,496	1,378	118	8.6

Total	$2,377	$2,179	$198	9.1%

Sales grew 9%. Excluding the positive impact of the Prairie acquisition ($171 million), sales grew 1%, reflecting slight increases due to volume ($10 million), price ($10 million), and foreign-currency exchange gains ($7 million).

The sales gain for Consumer Products reflected an increase in volume of 9%, primarily from the Prairie acquisition ($69 million), while price increased 1% in the base business, principally due to lower trade-promotional spending.

Sales growth in Foodservice/Food Packaging was attributable to a volume gain of 7% from the Prairie acquisition ($102 million) and, in the base business, modest volume growth ($7 million) and foreign-currency exchange gains ($7 million).

Operating Income

	Nine months		Increase
	ended September 30,		(decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$165	$141	$24	17.0%
Foodservice/Food Packaging	189	192	(3)	(1.6)
Other	(1)	(9)	8	(88.9)

Total	$353	$324	$29	9.0%

The improvement in total operating income was driven by volume growth ($30 million), principally from the Prairie acquisition, lower A&P spending ($9 million), and lower performance-related compensation ($12 million), offset partially by unfavorable spread ($17 million) and higher operating costs ($9 million).

The operating income improvement for the Consumer Products business was due principally to higher volume ($12 million), primarily driven by the Prairie acquisition, favorable spread ($12 million), and lower A&P expenses ($9 million), offset partially by higher operating costs ($11 million).

The decrease in operating income for the Foodservice/Food Packaging business reflected unfavorable spread ($29 million), because of higher raw-material costs, offset, in part, by higher volume ($19 million), primarily related to the Prairie acquisition, and lower logistics costs ($7 million).

The increase in operating income for the Other segment was driven primarily by lower performance-related compensation.

Income from Continuing Operations

We recorded income from continuing operations of $185 million, or $1.39 per share, for the nine months ended September 30, 2007, compared with $224 million, or $1.59 per share, in 2006. The decline reflected higher operating income ($18 million after tax), an increase in interest expense related to the financing of the Prairie acquisition ($8 million after tax), and the non-recurrence in 2007 of amounts booked in 2006 to recognize a realized foreign-currency exchange gain upon the liquidation of our European treasury operation ($20 million after tax) and to record a favorable income-tax liability adjustment ($29 million after tax).

Liquidity and Capital Resources

Capitalization

	September 30,	December 31,	Increase
(In millions)	2007	2006	(decrease)

Short-term debt, including current maturities of long-term debt	$—	$98	$(98)
Long-term debt	1,666	771	895

Total debt	1,666	869	797
Minority interest	13	9	4
Shareholders’ equity	1,005	853	152

Total capitalization	$2,684	$1,731	$953

Ratio of total debt to total capitalization	62.1%	50.2%	11.9%

The increase in total debt was driven principally by the increase in long-term borrowings related to the acquisition of Prairie.

Shareholders’ equity increased $152 million from December 31, 2006, to September 30, 2007, as detailed below.

(In millions)

Shareholders’ equity at December 31, 2006	$853
Increase (decrease)
Change in pension funded status	21
Foreign-currency translation adjustments	12
Gain on derivatives	8
Stock repurchases	(107)
Net income	186
Stock-based compensation and common stock issued in connection with stock-option exercises	32

Shareholders’ equity at September 30, 2007	$1,005

Cash Flows

	Nine months
	ended September 30,		Increase
(In millions)	2007	2006	(decrease)

Cash provided (used) by:
Operating activities	$276	$242	$34
Investing activities	(1,125)	(41)	(1,084)
Financing activities	735	(254)	989

The increase in cash provided by operating activities was driven primarily by a decrease in accounts receivable ($89 million), principally as a result of the $113 million increase in amounts drawn under our asset-securitization facility, a decline in inventories ($13 million), and higher income from continuing operations ($10 million) excluding the impact of a noncash foreign-currency exchange gain ($20 million after tax) and a tax-reserve adjustment ($29 million after tax) in 2006, offset partially by a decrease in other liabilities ($40 million) and higher cash taxes on operating activities ($41 million).

Cash used by investing activities in 2007 primarily reflected amounts spent on the acquisition of Prairie ($1.022 billion) and capital expenditures ($103 million). Cash used by investing activities in 2006 was driven principally by capital expenditures of $45 million.

Cash provided by financing activities in 2007 was driven by the issuance of long-term debt ($932 million), the issuance of common stock ($19 million), and the cash-tax benefit associated with stock-option exercises ($26 million), offset partially by the repayment of long-term and revolving debt ($99 million and $40 million, respectively) and the repurchase of company stock ($107 million). Cash used by financing activities in 2006 primarily reflected the repurchase of company stock ($301 million), offset partially by the issuance of company stock in connection with the administration of employee-benefit plans ($45 million).

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $123 million at September 30, 2007. It is anticipated that the majority of these expenditures will be funded over the remainder of 2007 and in 2008 from existing cash and short-term investments and internally generated cash.

Contractual Obligations

Our aggregate contractual obligations were approximately $3.7 billion as of June 30, 2007, compared with $2.6 billion as of December 31, 2006. The increase was driven primarily by the increase in long-term debt related to the acquisition of Prairie (see Note 5 to the financial statements for additional information), offset, in part, by periodic payments made under contractual obligations in the ordinary course of business. There has been no material change in the company’s aggregate contractual obligations since June 30, 2007.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving-credit facility of $750 million, under which $392 million was outstanding at September 30, 2007. We were in full compliance with the financial and other covenants of our revolving-credit agreement at the end of the period. We also use an asset-securitization facility as a form of off-balance-sheet financing. At September 30, 2007, $113 million was securitized under this facility. No amounts were securitized as of December 31, 2006.

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

Commodity Derivatives

During the second and third quarters of 2007, we entered into natural gas purchase agreements with third parties, hedging a portion of anticipated third- and fourth-quarter 2007 purchases of natural gas used in the production process at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at September 30, 2007, were not material.

Interest Rates

At September 30, 2007, we had public-debt securities of $1.276 billion outstanding, with fixed interest rates and maturity dates ranging from 5 to 20 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

In addition, we have a variable-interest-rate line of credit, against which we borrowed $392 million at September 30, 2007. The fair value of the debt at that date was equal to the outstanding balance.

As a part of the acquisition of Prairie Packaging Inc. (Prairie), we assumed Prairie’s liability for amounts ($5 million) borrowed from the Illinois Development Finance Authority (IDFA), which were funded by industrial development revenue bonds issued by the IDFA. The debt matures on December 1, 2010, and bears interest at varying rates (3.8% as of September 30, 2007) not to exceed 12% per annum.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest-rate risks.

	Maturities
(In millions, except percentages)	2010	2011	2012	Thereafter	Total

Fixed-rate debt			$250	$1,026	$1,276
Average interest rate			5.8%	7.7%	7.3%
Fair value			$252	$1,109	$1,361
Floating-rate debt	$5	$392			$397
Average interest rate	3.8%	6.0%			5.9%
Fair value	$5	$392			$397

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

In September 2007, we entered into an interest-rate swap agreement to hedge the risk of interest-rate volatility on $100 million of amounts due under our variable-interest-rate revolving-credit facility. This agreement ends in December 2008, and its fair value at September 30, 2007, was not material.

ITEM 4.	Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of September 30, 2007.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2007, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

We have been named as a defendant in multiple lawsuits, currently covering approximately 925 plaintiffs, pending in the United States District Court for the Middle District of Alabama. All of these plaintiffs are represented by the same group of law firms. The plaintiffs are seeking unspecified damages based on allegations that they experienced personal injuries (including wrongful death) and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to whom a predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. Due to the numerous uncertainties associated with the matters alleged in the lawsuits, including uncertainties regarding the existence, nature, and magnitude of any alleged release of chemical substances, whether such releases caused any of the alleged injuries and property damage, and whether Pactiv has any responsibility for any such damages, and defenses thereto, we are not presently able to quantify our financial exposure, if any, relating to such matters. Trials involving four plaintiffs are scheduled to begin in September 2008. We have been defending and expect to continue to defend these lawsuits vigorously.

ITEM 1A.	Risk Factors

There has been no material change in the risk factors disclosed in our Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2006, the board of directors approved the repurchase of 10 million shares of our common stock. As of September 30, 2007, the remaining number of shares authorized to be repurchased was 645,700. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share-repurchase authorization.

The following table summarizes our stock repurchases in the third quarter of 2007 and the remaining shares available for repurchase as of September 30, 2007.

Total number of
			shares	Maximum
			purchased as	number of
			part of publicly	shares that may
	Total number	Average	announced	yet be purchased
	of shares	price paid	plans or	under plans or
Period	purchased	per share	programs	programs

September 2007	250,000	$26.99	250,000	645,700

ITEM 3-5. None

ITEM 6.	Exhibits

Exhibits designated with an asterisk in the following index are furnished; all other exhibits are incorporated by reference.

Exhibit No.	Description

2	Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to Pactiv Corporation’s Current Report on Form 8-K dated November 11, 1999, File No. 1-15157).

3.1	Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

Exhibit No.		Description

3.2		Amended and Restated By-laws of the registrant adopted July 12, 2007 (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Current Report on Form 8-K dated July 13, 2007, File No. 1-15157).

4.1		Specimen Stock Certificate of Pactiv Corporation Common Stock (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.2(a)	Qualified Offer Plan Rights Agreement, dated as of November 4, 1999, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.2(b)	Amendment No. 1 to Rights Agreement, dated as of November 7, 2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit 4.4(a) to Pactiv Corporation’s Registration Statement on Form S-8, File No. 333-101121).

4	.3(a)	Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.’s Registration Statement on Form S-4, File No. 333-82923).

4	.3(b)	First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(c)	Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(d)	Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(e)	Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(f)	Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(g)	Sixth Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).

4	.3(h)	Seventh Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).

4.4		Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.1		Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.1 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).

Exhibit No.	Description

10.2	Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).

10.3	Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 1999, File No. 1-12387).

10.4	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.5	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.6	Amended and Restated Change in Control Severance Benefit Plan for Key Executives as of December 31, 2006 (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157) (superseding Pactiv Corporation Change in Control Severance Benefit Plan for Key Executives as of March 1, 2005).

10.7	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.8	Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 10.11 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.9	Employment Agreement, dated as of March 11, 1997, by and between Richard L. Wambold and Tenneco Inc. (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.10	Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation’s Registration Statement on Form S-8, File No. 333-101121).

10.11	Credit Agreement, dated as of April 19, 2006, among the registrant, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, BNP Paribas, Suntrust Bank, and Citibank, N.A., as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation’s Quarterly Report on form 10-Q for the quarter ended March 31, 2006, File No. 1-15157).

10.12	Pactiv Corporation Defined Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.13	Form of Pactiv Corporation Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.14	Form of Pactiv Corporation Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.18 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.15	Summary of Compensation Arrangements of Directors (incorporated herein by reference to Exhibit 10.19 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-15157).

10.16	Summary of Named Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.17	Stock Purchase agreement dated as of June 23, 2005, among Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Current Report on Form 8-K dated June 23, 2005, File No. 1-15157)

Exhibit No.		Description

10.18		Receivables Purchase Agreement, dated as of December 21, 2006, among the registrant and Atlantic Asset Securitization LLC and Calyon New York Branch, as agent for Purchasers (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157).

10.19		Agreement and Plan of Merger dated April 10, 2007, among Pactiv Corporation, Meadow Acquisition Corp., Prairie Packaging, Inc., Earl W. Shapiro, and Benjamin M. Shapiro (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation’s Current Report on Form 8-K dated April 12, 2006, File No. 1-15157).

10.20		Continuing Agreement for Standby Letters of Credit between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).

10.21		Credit Agreement between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).

11		None.

15		None.

18		None.

19		None.

22		None.

23		None.

24		None.

*31	.1	Rule 13a-14(a)/15d-14(a) Certification.

*31	.2	Rule 13a-14(a)/15d-14(a) Certification.

**32	.1	Section 1350 Certification.

**32	.2	Section 1350 Certification.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ ANDREW A. CAMPBELL
Andrew A. Campbell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2007