Form 10-K
period 2007-12-31
PACTIV CORP
filed 2008-02-29
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark 1)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-15157

PACTIV CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	36-2552989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 West Field Court Lake Forest, Illinois	60045 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (847) 482-2000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class
Name of each Exchange	on which registered
Common Stock ($.01 par value) and associated Preferred	New York Stock Exchange
Stock Purchase Rights
     Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ✓      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       No   ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ✓      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller Reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes     No  ✓

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value is computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Class of Voting Stock and Number of Shares	Market Value of Common Stock held by
Held by Non-Affiliates at June 30, 2007	Non-Affiliates
Common Stock 129,788,079 shares	$4,138,941,839

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value). 130,398,869 shares outstanding as of January 31, 2008. (See Note 11 to the Financial Statements.)

Documents Incorporated by Reference:

Part of the Form 10-K
Document	into which incorporated
Pactiv Corporation’s Definitive Proxy Statement for	Part III
the Annual Meeting of Shareholders to be held May 16, 2008

ITEM 1.	Business.

Overview

Pactiv Corporation is a leading producer of consumer and foodservice/food packaging products. With one of the broadest product lines in the specialty-packaging industry, we derive more than 80% of our sales from market sectors in which we hold the no. 1 or no. 2 market-share position. Our business operates 44 manufacturing facilities in North America, and 1 in Germany. We also have joint-venture interests in a corrugated-converting operation in Shaoxing, China (62.5% owned) and in a folding-carton operation in Dongguan, China (51% owned). In 2007, 95% of our $3.3 billion in sales was generated in North America.

We have two operating segments:

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

We acquired 100% of the stock of Prairie Packaging, Inc. (Prairie) on June 5, 2007. The results of Prairie’s operations have been included in the consolidated financial statements as of that date.

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

In this report, we sometimes refer to Pactiv Corporation and its subsidiaries as “Pactiv” or the “company.” References in this report to our business do not include the protective- and flexible-packaging operations that were sold, except as otherwise indicated.

Products and Markets

Consumer Products

We manufacture, market, and sell consumer products such as plastic storage bags for food and household items; plastic waste bags; aluminum cookware; and foam, pressed-paperboard, plastic, and molded-fiber tableware. These products are typically used by consumers in their homes and are sold through a variety of retailers, including supermarkets and mass merchandisers. Many of these products are sold under such recognized brand names as:

• Hefty®	• Hefty® The Gripper®	• Hefty® Zoo Pals®
• Baggies®	• Hefty® Cinch Sak®	• Hefty® Easy Griptm
• Kordite®	• Hefty® Ultra Flextm	• Hefty® EZ Ovenwaretm
• EZ Foiltm	• Hefty® HandySakstm
• Hefty® OneZip®	• Hefty® Kitchen Fresh®

In 2007, Consumer Products accounted for 37.5% of our sales.

Foodservice/Food Packaging

We are a leading provider of packaging products to the foodservice, supermarket, restaurant, and food packaging markets. Our products are designed to protect food during distribution, aid retailers in merchandising food products, and help customers prepare and serve meals in their homes.

In 2007, Foodservice/Food Packaging accounted for 62.5% of our sales.

Foodservice customers use our products to merchandise and sell food products on their premises and for takeout meals. Products include tableware items, such as plates, bowls, and cups, and a broad line of takeout-service containers, made from clear plastic, microwaveable plastic, foam, molded-fiber, paperboard, and aluminum.

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

Market Presence

Many of our products have strong market-share positions, including those in key markets such as zipper bags, tableware, foam trays, foodservice foam containers, clear rigid-display packaging, and aluminum cookware. In 2007, we derived more than 80% of our sales from market sectors in which we hold the no. 1 or no. 2 market-share position. This is a reflection of the:

•	Strength of our Hefty® and EZ Foiltm brands

•	Breadth of our product lines

•	Ability to offer “one-stop shopping” to our customers

New Products

Successful development of new products and value-added product-line extensions are essential to our continued growth. Our acquisition of Prairie has broadened our product offering, particularly in the area of cups and cutlery. We anticipate that significant sales synergies will result from selling Prairie’s products through our national distribution network. We spent $34 million on research and development activities in 2007 and $33 million in both 2006 and 2005.

Service Capabilities

The Foodservice/Food Packaging segment’s “one face to the customer” strategy continues to deliver positive results. The systems and information-management infrastructure and distribution network supporting this customer-linked manufacturing process help us to reduce supply-chain costs, enhance customer service, and improve productivity.

Productivity/Cost Reduction

Our continued focus on productivity enhancements and manufacturing and logistics cost reductions is key to improving our profitability. In 2007, approximately 30% of our research and development spending and 20% of our capital spending was devoted to efforts to reduce costs and improve manufacturing and distribution efficiency.

Strategic Acquisitions

Strategic acquisitions have been an important element of our growth strategy. Since the beginning of 2000, $1.3 billion has been invested to acquire businesses that complement and/or expand our core businesses, including $1 billion in 2007 for Prairie. Our focus is on products that have strong growth characteristics and attractive margins.

Marketing, Distribution, and Customers

We have a sales and marketing staff of approximately 500 people. Our consumer products are sold through a direct sales force and a national network of brokers and manufacturers’ representatives. We primarily use a direct sales force to sell to our foodservice and food-packaging customers.

Wal-Mart Stores, Inc., which accounted for approximately 20% of our consolidated sales in 2007 and 16% in 2006, was the only customer that accounted for more than 10% of our sales. Our backlog of orders is not material.

Analysis of Sales

The following table sets forth information regarding sales from continuing operations.

	2007		2006		2005
(In millions)	Amount	% Total	Amount	% Total	Amount	% Total

Consumer Products	$1,221	38%	$1,085	37%	$989	36%
Foodservice/Food Packaging	2,032	62	1,832	63	1,767	64

Total	$3,253	100%	$2,917	100%	$2,756	100%

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

Raw Materials

The principal raw materials we use are plastic resins, aluminum, paperboard, and recycled paper. More than 80% of our sales were from products made from different types of plastics, including polystyrene, polyethylene, polypropylene, and amorphous polyethylene terephthalate. These raw materials are readily available from a wide variety of suppliers. Our overall supply of raw materials was adequate in 2007, and we believe that our raw material supply will remain adequate in 2008.

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

Other

At December 31, 2007, we employed approximately 13,000 people, including persons employed by our Asian joint ventures. Approximately 10% of our U.S. employees are covered by collective-bargaining agreements. Five of the agreements, covering approximately 700 employees, are scheduled for renegotiation in 2008. Our relations with employees remain satisfactory.

We own a number of U.S. and foreign patents, trademarks, and other intellectual property that are significant with regard to the manufacture, marketing, and distribution of certain products. We also use numerous software licenses. The intellectual property and licensing rights we hold are adequate for our business.

Available Information

Our website address is www.pactiv.com. Our investor relations link on this website has the following information available free of charge:

•	Annual reports on Form 10-K
•	Quarterly reports on Form 10-Q
•	Current reports on Form 8-K
•	Amendments to these reports
•	Code of business conduct/ethics
•	Code of ethical conduct for financial managers
•	Certain other corporate governance documents

Investor relations information is updated on our website as soon as reasonably practical after we electronically file or furnish information to the Securities and Exchange Commission. In addition, copies of our annual report on Form 10-K are made available, free of charge, upon request.

ITEM 1A.	Risk Factors.

General economic conditions affect demand for our products and impact our production and selling costs. Listed below are some of the factors that may impact our results and cause our performance to differ materially from the results we may project. These are in addition to general economic factors and other items discussed elsewhere in this report (for example, in the Management’s Discussion and Analysis of Financial Condition and Results of Operations).

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

Our margins can be negatively impacted by the difference in timing of raw-material cost increases and corresponding product selling-price increases. Similarly, changes in labor, utility, or transportation costs can affect our margins.

Laws Relating to Use or Manufacture of Plastic Products

Changes in laws or governmental actions regarding the use of disposable plastic products, such as laws relating to recycling or reuse of plastic products, could increase the cost of our products. Such additional costs could make our products less competitive with products made from other materials. Similarly, changes in laws regarding air emissions could increase our manufacturing costs.

Growth/Acquisitions and Divestitures

Growth, internally and through acquisitions, is an important element of our business strategy. We currently have adequate sources of liquidity for our operations. However, our ability to grow could be impacted if our cost of capital were to increase or if capital were to become more difficult to obtain. Our future success will depend somewhat on our ability to integrate new businesses that we may acquire, dispose of businesses or business segments that we may wish to divest, and redeploy proceeds from possible divestitures.

International Issues

Currently most of our production and sales are in the U.S. Competition from products manufactured in countries that have lower labor and other costs than the U.S. could negatively impact our profitability. Additionally, if we were to manufacture or sell more of our products in countries outside of the U.S., we would be exposed to additional economic, political, competitive, and foreign-currency exchange risks.

Pension Plans

At the time of our spin-off from Tenneco in 1999, we became the sponsor of Tenneco (now Pactiv) pension plans. These plans cover individuals/beneficiaries from many companies previously owned by Tenneco, but not owned by Pactiv. As a result, the total number of individuals/beneficiaries covered by these plans is much larger than would have been the case if only Pactiv personnel were participants. For this reason, the impact of the pension plans on our net income and shareholders’ equity is greater than is typically found at similarly sized companies. Changes in the following factors can have a disproportionate effect on our results compared with similarly sized companies:

•	Assumptions regarding the long-term rate of return on pension assets and other factors
•	Interest rate used to discount projected benefit obligations
•	Level of amortization of actuarial gains and losses
•	Governmental regulations relating to funding of retirement plans in the U.S. and foreign countries

Funding of the qualified U.S. pension plan is currently determined by requirements of the Employee Retirement Income Security Act, under which we were not required to make contributions to the plan in 2007. On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (PPA) into law. The PPA, which is effective for plan years beginning after December 31, 2007, significantly alters current funding requirements. Based on our current assumptions and requirements of the PPA, we do not anticipate that after-tax contributions to the plan will be significant for the foreseeable future.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

Headquarters

Our corporate headquarters is located at 1900 West Field Court, Lake Forest, Illinois 60045. Our general telephone number is (847) 482-2000.

Manufacturing and Distribution Facilities

Our Consumer Products and Foodservice/Food Packaging segments operate 44 manufacturing and 8 distribution facilities in North America (United States, Mexico, and Canada). We also have a manufacturing facility in Germany and a distribution facility in the United Kingdom that support our Foodservice/Food Packaging segment. In addition, we have research and development centers in Canandaigua, New York, and Vernon Hills, Illinois. We also have joint-venture interests in a corrugated-converting operation in Shaoxing, China (62.5% owned) and in a folding-carton operation in Dongguan, China (51% owned).

Our plants and equipment are well maintained and in good operating condition. We have satisfactory title to our owned properties, which are subject to certain liens that do not detract materially from the value or use of the properties.

ITEM 3.	Legal Proceedings.

We have been named as a defendant in multiple lawsuits, currently covering 1,044 plaintiffs, pending in the United States District Court for the Middle District of Alabama. All of these plaintiffs are represented by the same group of law firms. The plaintiffs are seeking unspecified damages based on allegations that they experienced personal injuries (including wrongful death) and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to which a predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. Due to the numerous uncertainties associated with the matters alleged in the lawsuits, including uncertainties regarding the existence, nature, and magnitude of any alleged release of chemical substances, whether such releases caused any of the alleged injuries and property damage, and whether Pactiv has any responsibility for any such damages and defenses thereto, we are not presently able to quantify our financial exposure, if any, relating to such matters. We have engaged in settlement discussions with the lawyers representing the plaintiffs, although at this time it is uncertain if we will be able to reach agreement. Should we be unable to settle these cases, we will continue to defend these lawsuits vigorously.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

ITEM 4.1.	Executive Officers of the Registrant.

Our executive officers, as of February 29, 2008, are listed below. This information is being included in Part I of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Richard L. Wambold, 56, Chairman of the Board of Directors, President, and Chief Executive Officer.
Mr. Wambold has served as Chairman since March 2000, President since June 1999, and Chief Executive Officer since our spin-off in November 1999. Prior to 1999, Mr. Wambold served as Executive Vice President and General Manager of our foodservice/food packaging and consumer products business units.

Andrew A. Campbell, 62, Senior Vice President and Chief Financial Officer.
Mr. Campbell joined the company in October 1999 as Vice President and Chief Financial Officer and has served as Senior Vice President and Chief Financial Officer since January 2001.

Joseph E. Doyle, 48, Vice President, General Counsel, and Secretary.
Mr. Doyle was appointed Vice President, General Counsel, and Secretary of the company on February 1, 2007. Prior to joining the company, he was a partner at the law firm of Mayer Brown LLP from 2001 to 2007.

Peter J. Lazaredes, 57, Executive Vice President and General Manager, Foodservice/Food Packaging.
Mr. Lazaredes has served as Executive Vice President and General Manager, Foodservice/Food Packaging, since July 2004. Prior to 2004, and since he joined the company in 1996, Mr. Lazaredes held various senior management positions in the company’s foodservice/food packaging business unit.

John N. Schwab, 58, Senior Vice President and General Manager, Hefty® Consumer Products.
Mr. Schwab has served as Senior Vice President and General Manager, Hefty® Consumer Products, since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Schwab held various senior management positions in the company’s consumer products business unit.

Henry M. Wells, III, 63, Vice President and Chief Human Resources Officer.
Mr. Wells has served as Vice President and Chief Human Resources Officer since April 2000.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The outstanding shares of Pactiv Corporation common stock ($0.01 par value) are listed on the New York Stock Exchange under the symbol “PTV.” Stock price and dividend information for 2007 and 2006 are shown below.

	2007			2006
	Price/share		Dividends	Price/share		Dividends
	High	Low	paid	High	Low	paid

First quarter	$36.91	$30.48	—	$25.07	$21.50	—
Second quarter	36.88	31.46	—	26.00	22.61	—
Third quarter	35.95	26.14	—	28.77	22.36	—
Fourth quarter	31.54	22.79	—	36.53	27.81	—

At January 31, 2008, there were approximately 32,580 holders of record of the company’s common stock, including brokers and other nominees.

We periodically consider alternatives to increase shareholder value, including dividend payments. Dividend declarations are at the discretion of our board of directors. We currently do not pay a dividend.

In July 2006, the board of directors approved the repurchase of 10 million shares of our common stock. As of December 31, 2007, the remaining number of shares authorized to be repurchased was 597,579. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share-repurchase authorization.

Details of the shares purchased in the fourth quarter of 2007 are shown in the following table.

Total number
			of shares	Maximum
			purchased as	number of
			part of publicly	shares that may
	Total number	Average	announced	yet be purchased
	of shares	price paid	plans or	under plans or
Period	purchased	per share	programs	programs

December 2007	48,121	$26.09	48,121	597,579(1)

(1)	Represents the remaining number of shares that are available for repurchases as of December 31, 2007.

The following graph compares the cumulative total return for the company’s common stock for the period ended December 31, 2002, through December 31, 2007, with the cumulative total return for the Standard & Poor’s (S&P) 500-stock index and a custom composite index. The latter index is comprised of the following companies: Aptar Group Inc., Bemis Co., Crown Holdings, Inc., Sealed Air Corp., and Sonoco Products Co. These companies were selected in good faith based on their similarity with the company’s business. Previously, the company’s custom composite index included Ivex Packaging Corporation through the second quarter of 2002 when it was acquired by Alcoa, Inc. No information is available for Ivex Packaging Corporation for the period covered by this performance graph and therefore it is no longer part of the custom composite index. The historical performance of the company’s stock shown in this graph is not necessarily indicative of future performance.

Cumulative Total Return
Based on an assumed initial investment of $100 on December 31, 2002 with dividends reinvested

	December 31,
	2002	2003	2004	2005	2006	2007

Pactiv Corp.	$100	$109	$116	$101	$163	$122
S&P 500® Index	$100	$129	$143	$150	$173	$183
Custom Composite Index (5 stocks)	$100	$122	$144	$157	$187	$178

ITEM 6.	Selected Financial Data.

For the years ended December 31
(In millions, except per-share data)	2007	2006	2005	2004	2003

Statement of Income
Sales
Consumer Products	$1,221	$1,085	$989	$934	$888
Foodservice/Food Packaging	2,032	1,832	1,767	1,610	1,491

	3,253	2,917	2,756	2,544	2,379
Operating income(1)	472	424	300	297	421

Tenneco Packaging litigation settlement	—	—	—	—	56
Realized foreign-currency exchange gain	—	31	—	—	—
Interest expense, net of interest capitalized	96	73	82	85	83
Income-tax expense	135	114	81	78	108
Income from continuing operations	244	277	143	138	176
Income (loss) from discontinued operations, net of income tax	1	(3)	(89)	17	19
Cumulative effect of changes in accounting principles, net of income tax	—	—	—	—	(12)
Net income	$245	$274	$54	$155	$183
Weighted-average number of shares of common stock outstanding
Basic	130.912	137.866	147.183	151.290	157.932
Diluted	132.870	139.704	148.849	153.763	160.144
Earnings (loss) per share
Basic
Continuing operations(2)	$1.86	$2.01	$0.97	$0.91	$1.11
Discontinued operations	0.01	(0.02)	(0.60)	0.11	0.12
Cumulative effect of changes in accounting principles	—	—	—	—	(0.07)

	$1.87	$1.99	$0.37	$1.02	$1.16
Diluted
Continuing operations(3)	$1.84	$1.98	$0.96	$0.90	$1.10
Discontinued operations	0.01	(0.02)	(0.60)	0.11	0.11
Cumulative effect of changes in accounting principles	—	—	—	—	(0.07)

	$1.85	$1.96	$0.36	$1.01	$1.14
Statement of Financial Position
Assets of discontinued operations	$—	$—	$—	$739	$705
Total assets	3,765	2,758	2,820	3,741	3,706
Short-term debt, including current maturities of long-term debt	—	98	3	471	4
Long-term debt	1,574	771	869	869	1,335
Minority interest	13	9	9	9	8
Shareholders’ equity	1,226	853	820	1,083	1,061
Statement of Cash Flows
Cash provided by operating activities	$436	$372	$266	$366	$336
Cash provided (used) by investing activities	(1,164)	(75)	283	(91)	(194)
Cash provided (used) by financing activities	639	(294)	(595)	(197)	(134)
Expenditures for property, plant, and equipment	151	78	143	100	112

Other Information:

The company has never paid a dividend.

(1)	Includes restructuring and other charges/(credits) of ($1) million in 2006, $6 million in 2005, $79 million in 2004, and ($1) million in 2003.

(2)	2006 includes $0.15 per share for a realized foreign-currency exchange gain and $0.21 for income-tax liability adjustments.

(3)	2006 includes $0.14 per share for a realized foreign-currency exchange gain and $0.21 for income-tax liability adjustments.

See Note 5 for discontinued operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

Financial statements for all periods presented in this report are prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis unless otherwise noted. Certain reclassifications have been made to prior-years’ financial information to conform to current-year presentation.

We acquired 100% of the stock of Prairie Packaging, Inc. (Prairie) on June 5, 2007. The results of Prairie’s operations have been included in the consolidated financial statements as of that date.

In January 2007, we purchased an additional 1% interest in a folding-carton operation in Dongguan, China. This brought our interest to 51%, and since then we have included the joint venture in our consolidated financial statements.

On October 12, 2005, we completed the sale of most of our protective- and flexible-packaging businesses to Pregis Corporation. These businesses historically were included in our Protective and Flexible Packaging segment. In conjunction with the sale of these entities, we reviewed our reporting segments in concert with requirements of the Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” As a result, we elected to include the retained portions of the protective- and flexible-packaging businesses in our Foodservice/Food Packaging segment.

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

Executive Overview

Business

Our primary business involves the manufacture and sale of consumer and specialty-packaging products for the consumer and foodservice/food packaging markets. We operate 47 manufacturing facilities in 5 countries.

Consumer products include plastic, aluminum, and paper-based products, such as waste bags, food-storage bags, and disposable tableware and cookware. These products are sold under such well-known brand names as Hefty®, Baggies®, Hefty® OneZip®, Hefty® Cinch Sak®, Hefty® The Gripper®, Hefty® Zoo Pals®, Kordite®, and EZ Foiltm.

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

Greater than 80% of our sales come from products made from different types of plastic resins, principally polystyrene and polyethylene, and, to a lesser extent, polypropylene and amorphous polyethylene terephthalate.

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

Significant Trends, Opportunities, and Challenges

Several opportunities and challenges may influence our continued growth.

Near-term risks include:

•	The impact of raw-material cost volatility
•	The ability to increase selling prices
•	The continued effectiveness of our productivity and procurement initiatives

Longer-term risks include:

•	Potential changes in consumer demand or governmental regulations
•	Possible supplier and customer consolidations
•	Potential increases in foreign-based competition
•	Possible growth in market share of unbranded products

We expect to continue to be successful by:

•	Adjusting selling prices to offset resin-price movements
•	Implementing aggressive cost-management and productivity programs
•	Leveraging our existing products into new distribution channels
•	Introducing innovative new products
•	Making strategic acquisitions

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene and polyethylene as published by Chemical Market Associates, Inc. are depicted in the following graphs.

Polystyrene (cents/lb.)	Polyethylene (cents/lb.)

Oil prices are currently near their historic highs, and we expect that resin costs will continue to be a source of volatility for us. Over time, we have been able to raise selling prices in many areas of our business to mitigate the effect of resin-cost increases. We continue to closely monitor the resin marketplace and will respond quickly to any raw-material cost increases.

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

We expect that the integration of the Prairie and Pactiv businesses will result in synergies of $15 million during the first full year, and will give rise to improved operating results over the next several years.

The company commenced the implementation of a cost-reduction program in the first quarter of 2008. This program will include the consolidation of two small facilities, asset rationalizations, and headcount reductions. We will take a related charge of approximately $10 million after tax (earnings per share reduction of $0.08), the majority of which will occur in the first quarter. Approximately $6 million of the charge will be noncash. The program is expected to increase after-tax earnings by $7 million, or $0.05 per share, in 2008, and by $13 million, or $0.10 per share, on an annualized basis.

Year 2007 compared with 2006

Results of Continuing Operations

Sales

			Increase (decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$1,221	$1,085	$136	12.5%
Foodservice/Food Packaging	2,032	1,832	200	10.9

Total	$3,253	$2,917	$336	11.5%

Total sales grew 12%. Excluding the impact of the Prairie acquisition ($292 million), sales grew 2%, reflecting higher volume ($19 million), selling prices ($12 million), and foreign-currency exchange gains ($13 million).

Sales for Consumer Products rose 13%, reflecting volume growth of 11% from the Prairie acquisition ($117 million) and an increase of 1% in both volume and price in the base business.

Sales growth of 11% for Foodservice/Food Packaging was attributable to a volume gain of 10% from the Prairie acquisition ($175 million), as well as modest volume growth in the base business ($9 million) and foreign-currency exchange gains ($13 million).

Operating Income

			Increase (decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$227	$195	$32	16.5%
Foodservice/Food Packaging	$247	$244	3	1.1
Other	$(2)	$(15)	13	86.7

Total	$472	$424	$48	11.3%

The improvement in total operating income was driven primarily by volume growth ($49 million), principally from the Prairie acquisition, and lower performance-related compensation ($26 million) and advertising and promotional (A&P) expenses ($13 million), offset partially by a $38 million decline in the spread between selling prices and raw-material costs (spread), resulting from higher raw-material costs.

The increase in operating income for Consumer Products was driven mainly by volume growth ($21 million), primarily from the Prairie acquisition, and lower A&P expenses ($13 million), offset partially by higher operating costs ($7 million).

The increase in operating income for the Foodservice/Food Packaging business was due to volume growth ($28 million), primarily related to the Prairie acquisition, and lower SG&A expenses ($12 million), offset, in part, by unfavorable spread ($37 million) resulting from higher raw-material costs.

The increase in operating income for the Other segment was driven primarily by lower performance-related compensation.

Income Taxes

Our effective tax rate for 2007 was 35.5%, compared with 29.1% for 2006. The lower 2006 tax rate was driven principally by a reduction in accrued income taxes due to the expiration of the statute of limitations for prior tax years, offset partially by other accruals for income-tax liabilities.

Income from Continuing Operations

We recorded income from continuing operations of $244 million, or $1.84 per share, compared with $277 million, or $1.98 per share, in 2006. The decline primarily reflects the nonrecurrence in 2007 of amounts booked in 2006 to recognize a realized foreign-currency exchange gain upon the liquidation of our European treasury operation ($20 million after tax) and to record favorable income-tax liability adjustments ($29 million after tax), and higher interest costs ($15 million after tax) in 2007, partially offset by higher operating income ($30 million after tax) in 2007.

Discontinued Operations

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations (see “Basis of Presentation” on page 11) was as follows:

For years ended December 31 (In millions)	2007	2006

Income (loss) from operations, net of tax of $0 and $0, respectively	$1	$(3)

Liabilities related to discontinued operations, which included obligations related to income taxes, certain royalty payments, and the costs of closing a facility in Europe, were as follows:

At December 31 (In millions)	2007	2006

Current liabilities	$2	$10
Noncurrent liabilities	32	31

Total liabilities related to discontinued operations	$34	$41

In 2007, $27 million of deferred taxes was reclassified as liabilities related to discontinued operations as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”. For 2006, $26 million was reclassified from deferred taxes to noncurrent liabilities related to discontinued operations to conform to the current-year presentation. In 2006, we recorded a loss on discontinued operations of $3 million, reflecting final working-capital adjustments and taxes related to business dispositions.

Liquidity and Capital Resources

Capitalization

			Increase
At December 31 (In millions)	2007	2006	(decrease)

Short-term debt, including current maturities of long-term debt	$—	$98	$(98)
Long-term debt	1,574	771	803

Total debt	1,574	869	705
Minority interest	13	9	4
Shareholders’ equity	1,226	853	373

Total capitalization	$2,813	$1,731	$1,082

Ratio of total debt to total capitalization	56.0%	50.2%

Shareholders’ equity increased $373 million in 2007 as detailed below.

(In millions)

Shareholders’ equity at December 31, 2006	$853
Increase (decrease)
Change in pension and postretirement-plan funded status	178
Foreign-currency translation adjustments	16
Gain on derivatives	8
Stock repurchases	(108)
Net income	245
Stock-based compensation and common stock issued in connection with stock-option exercises	34

Shareholders’ equity at December 31, 2007	$1,226

Cash Flows

Cash flows for continuing and discontinued operations were as follows:

			Increase
(In millions)	2007	2006	(decrease)

Cash provided (used) by:
Operating activities	$436	$372	$64
Investing activities	(1,164)	(75)	(1,089)
Financing activities	639	(294)	933

The increase in cash provided by operating activities was driven primarily by a decrease in accounts receivable ($109 million), principally as a result of the $110 million increase in amounts drawn under our asset-securitization facility, higher income from continuing operations ($16 million) excluding the impact of a noncash foreign-currency exchange gain ($20 million after tax) and income-tax liability adjustments ($29 million after tax) in 2006, and an increase in interest cost accrued ($15 million), offset partially by a decrease in other liabilities ($60 million) and higher cash taxes ($35 million).

Cash used by investing activities in 2007 primarily reflected amounts spent on the acquisition of Prairie ($1 billion) and plant and equipment ($151 million). Cash used by investing activities in 2006 was driven principally by capital expenditures of $78 million.

Cash provided by financing activities in 2007 was driven by the issuance of long-term debt ($939 million) and common stock ($19 million) and the cash-tax benefit from stock-option exercises ($23 million), offset partially by the repayment of long-term ($99 million) and revolving-credit ($132 million) debt, as well as the repurchase of company stock ($108 million). Cash used by financing activities in 2006 primarily reflected the repurchase of company stock ($369 million), offset partially by the issuance of company stock in connection with the administration of employee-benefit plans ($73 million).

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $94 million at December 31, 2007. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

Contractual Obligations

We enter into arrangements that obligate us to make future payments under long-term contracts. Our long-term contractual obligations at December 31, 2007, were as follows:

		Due in
		Less than 1			More than
(In millions)	Total	Year	1-3 Years	3-5 Years	5 Years

Long-term debt obligations(1)	$2,841	$117	$240	$739	$1,745
Operating-lease obligations	118	30	42	22	24
Purchase obligations(2)	529	362	167	—	—
Other long-term liabilities(3)	212	24	41	37	110

Total	$3,700	$533	$490	$798	$1,879

(1)	Includes fixed-rate debentures, plus related interest-payment obligations, based on rates in effect at December 31, 2007.

(2)	Includes open capital commitments, amounts related to the purchase of minimum quantities of raw materials at current market prices under supply agreements and other long-term vendor agreements with specific payment provisions and early termination penalties.

(3)	Includes undiscounted workers’ compensation obligations, and undiscounted and unfunded postretirement medical and supplemental pension-funding requirements.

Liquidity and Off-Balance Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving-credit facility of $750 million, under which $300 million was outstanding at December 31, 2007. We were in full compliance with the financial and other covenants of our revolving-credit agreement at the end of the period. We also use an asset-securitization facility as a form of off-balance sheet financing. At December 31, 2007, $110 million was securitized under this facility. No amounts were securitized as of December 31, 2006.

On April 13, 2007, we repaid $99 million of notes due on that date using proceeds from our asset-securitization facility ($90 million) and cash on hand.

We have pension plans that cover substantially all of our employees. Funding of the qualified U.S. pension plan is currently determined by requirements of the Employee Retirement Income Security Act, under which we were not required to make contributions to the plan in 2007. On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (PPA) into law. The PPA, which is effective for plan years beginning after December 31, 2007, significantly alters current funding requirements. Based on our current assumptions and requirements of the PPA, we do not anticipate that after-tax contributions to the plan will be significant for the foreseeable future.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facility and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements.

Year 2006 compared with 2005

Results of Continuing Operations

Sales

			Increase (decrease)
(In millions)	2006	2005	Amount	Percent

Consumer Products	$1,085	$989	$96	9.7%
Foodservice/Food Packaging	1,832	1,767	65	3.7

Total	$2,917	$2,756	$161	5.8%

Excluding the positive impact of acquisitions ($16 million), total sales grew 5.3% in 2006, primarily due to higher pricing ($155 million) and favorable foreign-currency exchange rates ($6 million), offset partially by a decline in volume ($15 million).

The 2006 sales gain for Consumer Products was driven principally by price increases of 9% and an increase in volume of 1%.

Sales growth in Foodservice/Food Packaging in 2006 was attributable to price increases of $64 million, the positive impact of acquisitions ($16 million) and foreign-currency exchange rates ($6 million), offset partially by a slight decline in volume in the base business ($21 million).

Operating Income

			Increase (decrease)
(In millions)	2006	2005	Amount	Percent

Consumer Products	$195	$112	$83	74.1%
Foodservice/Food Packaging	244	186	58	31.2
Other	(15)	2	(17)

Total	$424	$300	$124	41.3%

Total operating income increased in 2006 as a result of positive spread (the difference between selling prices and raw-material costs) of $142 million and lower operating costs ($26 million), offset partially by higher selling, general, and administrative (SG&A) costs ($52 million). SG&A expenses rose as a result of higher performance-related compensation costs ($32 million), primarily driven by the increase in our stock price, lower pension income ($13 million), and higher advertising and promotion expenses ($8 million).

Operating income for the Consumer Products business improved significantly from 2005. The increase was driven principally by positive spread ($82 million) and lower operating expenses ($9 million), offset partially by higher A&P ($8 million) and other SG&A ($7 million) costs.

The increase in operating income for the Foodservice/Food Packaging business in 2006 primarily reflected favorable spread ($60 million) and productivity gains ($17 million), offset, in part, by higher SG&A costs ($17 million).

Operating income for the Other segment decreased in 2006, principally because of lower noncash pension income ($13 million) and higher administrative expenses ($4 million).

Income Taxes

Our effective tax rate for 2006 was 29.1%, compared with 36.0% for 2005. The reduction in the tax rate was driven principally by a reduction in accrued income taxes due to the expiration of the statute of limitations for prior tax years, offset partially by other accruals for income-tax liabilities.

Income from Continuing Operations

We recorded income from continuing operations of $277 million, or $1.98 per share, in 2006, compared with $143 million, or $0.96 per share, in 2005. Results in 2006 included noncash pension income of $26 million after tax, or $0.19 per share, a realized foreign-currency exchange gain upon the liquidation of our European treasury operation of $20 million after tax, or $0.14 per share, and favorable income-tax liability adjustments of $29 million, or $0.21 per share. Prior-period results included noncash pension income of $34 million after tax, or $0.23 per share.

Discontinued Operations

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations (see “Basis of Presentation” on page 11) was as follows:

For the years ended December 31 (In millions)	2006	2005

Sales	$—	$695

Income from operations, net of tax of $0 and $13, respectively	(3)	18
Professional fees and other costs associated with the sale of the businesses	—	(15)
Goodwill impairment, net of tax of $12	—	(37)
Estimated loss on the sale of businesses, net of tax of $28 million	—	(50)
Tax on repatriated foreign earnings	—	(5)

Net loss from discontinued operations	$(3)	$(89)

In 2006, we recorded a loss on discontinued operations of $3 million related to final working-capital adjustments and taxes related to the sale of our protective- and flexible-packaging businesses.

Income (loss) from discontinued operations for 2005 included an allocation of interest expense ($11 million), which was based on the ratio of net assets of discontinued operations to the company’s total net assets plus consolidated debt. Interest expense was allocated through October 12, 2005, the date of sale of the protective- and flexible-packaging businesses. The buyer of the businesses did not assume the debt of the discontinued operations. In addition, we did not have any debt-repayment requirements as a result of the sale.

Changes in Accounting Principles

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payment,” which requires that the fair value of all share-based payments to employees, including stock options, be recognized in financial statements. SFAS No. 123(R) superseded Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees,” which required that the intrinsic-value method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of awards, and is recognized in the Statement of Income over the period that recipients of awards are required to provide related service (normally the vesting period).

We adopted SFAS No. 123(R) using the modified prospective method as of January 1, 2006. The impact if SFAS No. 123(R) had been adopted in prior periods is shown in the “Stock Based Compensation” section of Note 2. The one-time cumulative adjustment recorded in connection with adopting SFAS No. 123(R) was immaterial for the twelve months ended December 31, 2006.

We elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R), as described in FASB Staff Position No. FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts totaled $23 million in 2007, $4 million in 2006, and $6 million in 2005.

In July 2006, the FASB issued FIN No. 48, which clarifies the application of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions. We adopted FIN No. 48 as of January 1, 2007. See Note 10 to the financial statements for additional information.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of SFAS Nos. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of defined-benefit postretirement plans as assets or liabilities in their statement of financial position. In this connection, previously disclosed but unrecognized gains or losses, prior-service costs or credits, and transition assets or obligations must be recognized upon adoption as a component of accumulated other comprehensive income, net of applicable taxes. SFAS No. 158 also requires that additional disclosures be provided in the notes to the financial statements regarding the impact on net periodic-benefit costs of delaying the recognition of gains or losses, prior-service costs or credits, and transition assets or obligations. These changes are effective for fiscal years ending after December 15, 2006. In addition, effective for fiscal years ending after December 15, 2008, SFAS No. 158 precludes companies from using other than their fiscal year-end date to measure plan assets and obligations.

We adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006. We recorded a charge to other comprehensive income of $41 million upon adoption.

Critical Accounting Policies

Following are our accounting policies that involve the exercise of considerable judgment and the use of estimates. These have the most significant impact on our financial condition and results of operations.

Revenue Recognition

We recognize sales when the risks and rewards of ownership have transferred to customers, which generally occurs as products are shipped. In arriving at net sales, we estimate the amount of deductions from sales that are likely to be earned or taken by customers in conjunction with incentive programs. These include volume rebates, early-payment discounts, and coupon offerings. Estimates are based on historical trends and are reviewed quarterly for possible revision. In addition, we pay slotting fees and participate in cooperative-advertising programs. Our accounting policy for all these programs is to deduct the expenses from revenues in accordance with Emerging Issues Task Force (EITF) 01-9. In the event that future sales-deduction trends vary significantly from past or expected trends, reported sales may increase or decrease by a material amount.

Inventory Valuation

Our inventories are stated at the lower of cost or market. A portion of inventories (51% and 55% at December 31, 2007, and 2006, respectively) is valued using the last-in, first-out (LIFO) method of accounting. Products which are made and sold in the U.S. and use polystyrene, polyethylene, amorphous polypropylene terephthalate, or paper as their principal raw material utilize the LIFO method of inventory accounting. Similar products which are produced and sold outside of the U.S. use the first-in, first-out (FIFO) or the average-cost method of inventory accounting because the LIFO valuation method is not permitted in those countries in which we operate. Worldwide, we use the FIFO accounting method for production supplies and products made from aluminum and polypropylene.

Given the volatility of the cost of our raw materials (primarily plastic resins), we prefer the LIFO valuation method, because it reflects the current cost of inventories in cost of sales. If we had first valued all inventories using the FIFO accounting method as of January 1, 2005, net income would have been $35 million, or $0.24 per share, higher in 2005; $2 million, or $0.02 per share, higher in 2006; and $4 million, or $0.03 per share, lower in 2007.

We periodically review inventory balances to identify slow-moving and/or obsolete items. This determination is based on a number of factors, including new product introductions, changes in consumer-demand patterns, and historical usage trends.

Pension Plans

In September 2006, the FASB issued SFAS No. 158. See “Changes in Accounting Principles” on page 36 for additional information. Total pretax pension-plan income was $50 million in 2007, $42 million in 2006, and $54 million in 2005, and represented the net pension income, which is recorded as an offset to SG&A expenses, and our production operations’ pension-service costs, which are recorded in cost of sales. We estimate that our noncash pretax pension income will decrease to $49 million in 2008.

Projections of pension income are based on a number of factors, including estimates of future returns on pension-plan assets; assumptions pertaining to the amortization of actuarial gains/losses; expectations regarding employee compensation; and assumptions related to participant turnover, retirement age, and life expectancy.

In developing our assumption regarding the expected rate of return on pension-plan assets, we estimate future returns on various classes of assets, risk-free rates of return, and long-term inflation rates. Since its inception in 1971, our U.S. qualified pension plan’s annual rate of return on assets has averaged 11%. Historically, the plan has invested approximately 70% of its assets in equity securities and 30% in fixed-income investments. After considering all of these factors, we concluded that the use of a 9%-rate-of-return-on-assets assumption was appropriate for 2007. Holding all other assumptions constant, a one-half percentage-point change in the rate-of-return-on-assets assumption would impact our pretax pension income by approximately $19 million.

The discount-rate assumption for our U.S. pension plan is based on the composite yield of a portfolio of high-quality corporate bonds constructed with durations to match the plan’s future benefit obligations. In this connection, the discount-rate assumption for our U.S. plan at our September 30 measurement date was 6.39% for 2007 and 5.93% for 2006. Holding all other assumptions constant, a one-half percentage-point change in the discount rate would impact our pretax pension income by approximately $6 million.

We use a market-related method for calculating the value of plan assets. This method recognizes the difference between actual and expected returns on plan assets over a 5-year period. Resulting unrecognized gains or losses, along with other actuarial gains and losses, are amortized using the “corridor approach” outlined in SFAS No. 87, “Employers’ Accounting for Pensions.”

CAUTIONARY STATEMENT FOR PURPOSES OF “SAFE HARBOR” PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements included in this Annual Report on Form 10-K, including statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and in the notes to the financial statements, are “forward-looking statements.” All statements other than statements of historical fact, including statements regarding prospects and future results, are forward-looking. These forward-looking statements generally can be identified by the use of terms and phrases such as “will”, “believe”, “anticipate”, “may”, “might”, “could”, “expect”, “estimated”, “projects”, “intends”, “foreseeable future”, and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on our current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While we believe that the assumptions underlying these forward-looking statements are reasonable and make the statements in good faith, actual results almost always vary from expected results, and differences could be material.

In the “Risk Factors” section (Item 1A), we have attempted to list some of the factors that we believe could cause our actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include the following:

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

Commodity Derivatives

During the fourth quarter of 2007, we entered into natural gas purchase agreements with third parties, hedging a portion of the first quarter 2008 purchases of natural gas used in the production process at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at December 31, 2007 were immaterial.

Interest Rates

At December 31, 2007, we had public-debt securities of $1.276 billion outstanding, with fixed interest rates and maturities ranging from 4 to 19 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

In addition, we have a variable-interest-rate line of credit, against which we borrowed $300 million at December 31, 2007. The fair value of the debt at that date was equal to the outstanding balance.

As a part of the acquisition of Prairie Packaging Inc. (Prairie), we assumed Prairie’s liability for amounts ($5 million) borrowed from the Illinois Development Finance Authority (IDFA), which were funded by industrial development revenue bonds issued by the IDFA. The debt matures on December 1, 2010, and bears interest at varying rates (3.4% as of December 31, 2007) not to exceed 12% per annum.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest-rate risks.

	Maturities
(In millions, except percentages)	2010	2011	2012	Thereafter	Total

Fixed-rate debt			$250	$1,026	$1,276
Average interest rate			5.8%	7.7%	7.3%
Fair value			$254	$1,149	$1,403
Floating-rate debt	$5	$300			$305
Average interest rate	3.4%	5.5%			5.4%
Fair value	$5	$300			$305

Prior to our spin-off from Tenneco Inc., we entered into an interest-rate swap to hedge our exposure to interest-rate movements. We settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the life of the underlying debt.

In April 2007, we entered into interest-rate swap agreements to hedge the interest-rate risk related to $250 million of the debt expected to be issued in connection with the acquisition of Prairie. We entered into these swap agreements to moderate the risk of interest-rate changes during the period from the date the agreement to acquire Prairie was signed to the date the notes used to finance the acquisition were issued. The swap agreements were terminated on June 20, 2007, resulting in a gain of $9 million. This gain is being recognized as a reduction of interest expense over the average life of the underlying debt.

In September 2007, we entered into an interest-rate swap agreement to hedge the risk of interest-rate volatility on $100 million of amounts due under our variable-interest-rate revolving-credit facility. This agreement will terminate in December 2008, and its fair value was a liability of $1 million at December 31, 2007.

ITEM 8.	Financial Statements and Supplementary Data.

Index of the Financial Statements of Pactiv Corporation
and Consolidated Subsidiaries

Management’s Report on Internal Control over Financial Reporting

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

We assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that Pactiv’s internal control over financial reporting at December 31, 2007, was effective.

In conducting our evaluation of the effectiveness of our internal control over financial reporting, we did not include the financial reporting of Prairie Packaging, Inc. (Prairie), which was acquired on June 5, 2007, because Prairie’s results were not included in our 2007 consolidated financial statements for the full year. Prairie represented approximately $1.1 billion, or 29%, of total assets as of December 31, 2007, and $292 million, or 9%, of sales for the year then ended. Refer to Note 4 to the consolidated financial statements for further discussion of the Prairie acquisition.

Our internal control over financial reporting as of December 31, 2007, was audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the company’s consolidated financial statements. Ernst & Young’s attestation report on the company’s internal control over financial reporting appears on page 26.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pactiv Corporation

We have audited the accompanying consolidated statements of financial position of Pactiv Corporation (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pactiv Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and effective December 31, 2006, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, and effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pactiv Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pactiv Corporation

We have audited Pactiv Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pactiv Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Prairie Packaging, Inc., which is included in the 2007 consolidated financial statements of Pactiv Corporation and constituted $1.1 billion or 29% of total assets as of December 31, 2007 and $292 million or 9% of revenues for the year then ended. Our audit of internal control over financial reporting of Pactiv Corporation also did not include an evaluation of the internal control over financial reporting of Prairie Packaging, Inc.

In our opinion, Pactiv Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Pactiv Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008 expressed in unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2008

Consolidated Statement of Income

For years ended December 31
(In millions, except share and per-share data)	2007	2006	2005

Sales
Consumer Products	$1,221	$1,085	$989
Foodservice/Food Packaging	2,032	1,832	1,767

	3,253	2,917	2,756

Costs and expenses
Cost of sales, excluding depreciation and amortization	2,322	2,027	2,035
Selling, general, and administrative	286	316	259
Depreciation and amortization	166	145	146
Other expense	7	6	10
Restructuring and other	—	(1)	6

	2,781	2,493	2,456
Operating income	472	424	300
Other income (expense)
Interest income	5	6	4
Realized foreign-currency exchange gain	—	31	—
Interest expense, net of interest capitalized	(96)	(73)	(82)
Share of income of joint ventures	—	3	2

Income before income taxes and minority interest	381	391	224
Income-tax expense	135	114	81
Minority interest	2	—	—

Income from continuing operations	244	277	143
Discontinued operations, net of tax	1	(3)	(89)

Net income	$245	$274	$54

Earnings per share
Weighted-average number of shares of common stock outstanding
Basic	130,912,229	137,865,929	147,182,776
Diluted	132,869,555	139,704,381	148,849,418
Basic earnings (loss) per share of common stock
Continuing operations	$1.86	$2.01	$0.97
Discontinued operations	0.01	(0.02)	(0.60)

Total	$1.87	$1.99	$0.37

Diluted earnings (loss) per share of common stock
Continuing operations	$1.84	$1.98	$0.96
Discontinued operations	0.01	(0.02)	(0.60)

Total	$1.85	$1.96	$0.36

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Financial Position

At December 31 (In millions, except share data)	2007	2006

Assets
Current assets
Cash and temporary cash investments	$95	$181
Accounts and notes receivable
Trade, less allowances of $6 and $9 at the respective dates	254	310
Other	19	13

Total accounts and notes receivable	273	323

Inventories
Finished goods	195	144
Work in process	56	52
Raw materials	73	61
Other materials and supplies	45	39

Total inventories	369	296

Deferred income-tax assets	46	26

Other	14	12

Total current assets	797	838

Property, plant, and equipment, net	1,264	1,093

Other assets
Goodwill	1,123	525
Intangible assets, net	423	238
Other	158	64

Total other assets	1,704	827

Total assets	$3,765	$2,758

Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$—	$98
Accounts payable	162	152
Taxes accrued	58	54
Interest accrued	23	8
Accrued promotions, rebates, and discounts	67	77
Accrued payroll and benefits	80	82
Other	68	63
Liabilities from discontinued operations	2	10

Total current liabilities	460	544

Long-term debt	1,574	771

Deferred income taxes	219	94

Pension and postretirement benefits	147	403

Other	94	53

Noncurrent liabilities related to discontinued operations	32	31

Minority interest	13	9

Shareholders’ equity
Common stock — $0.01 par value, 350,000,000 shares authorized,
130,439,873 and 132,676,408 shares issued and outstanding, after deducting
41,343,304 and 39,106,769 shares held in treasury, at the respective dates	1	1
Premium on common stock and other capital surplus	683	757
Accumulated other comprehensive income (loss)
Currency translation adjustment	26	10
Pension and postretirement-plan funded status	(894)	(1,072)
Gain on derivatives	8	—
Retained earnings	1,402	1,157

Total shareholders’ equity	1,226	853

Total liabilities and shareholders’ equity	$3,765	$2,758

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Cash Flows

For the twelve months ended December 31 (In millions)	2007	2006	2005

Operating activities
Net income	$245	$274	$54
Less results from discontinued operations	(1)	3	89

Income from continuing operations	244	277	143
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	166	145	146
Deferred income taxes	38	(19)	20
Restructuring and other	—	(1)	(1)
Pension income	(50)	(42)	(54)
Noncash compensation expense	9	5	—
Realized foreign-exchange gain	—	(31)	—
Changes in components of working capital
(Increase) decrease in receivables	103	(6)	(30)
(Increase) decrease in inventories	1	(5)	25
(Increase) decrease in prepayments and other current assets	—	(2)	2
Decrease in accounts payable	(26)	(27)	(7)
Increase (decrease) in taxes accrued	(16)	58	30
Increase (decrease) in interest accrued	15	—	(1)
Increase (decrease) in other current liabilities	(37)	23	5
Other	(3)	11	(8)

Cash provided by operating activities — continuing operations	444	386	270
Cash used by operating activities — discontinued operations	(8)	(14)	(4)

Cash provided by operating activities	$436	$372	$266

Investing activities
Expenditures for property, plant, and equipment	(151)	(78)	(121)
Acquisitions of businesses and assets	(1,015)	—	(98)
Net proceeds from the sale of a business or assets	2	3	524

Cash provided (used) by investing activities — continuing operations	(1,164)	(75)	305
Expenditures for property, plant, and equipment — discontinued operations	—	—	(22)

Cash provided (used) by investing activities	$(1,164)	$(75)	$283

Financing activities
Issuance of common stock	19	73	28
Purchase of common stock	(108)	(369)	(164)
Issuance of long-term debt, net of discounts	498	—	142
Retirement of long-term debt	(99)	—	(610)
Revolving-credit facility borrowings	432	—	—
Revolving-credit facility payment	(132)	—	—
Other	29	2	9

Cash provided (used) by financing activities	$639	$(294)	$(595)

Effect of foreign-exchange rate changes on cash and temporary cash investments	3	6	(4)

Increase (decrease) in cash and temporary cash investments	(86)	9	(50)
Cash and temporary cash investments, January 1	181	172	222

Cash and temporary cash investments, December 31	$95	$181	$172

Supplemental disclosure of cash-flow information
Cash paid for interest	$81	$73	$96
Cash paid for income taxes — continuing operations	94	73	31
Cash paid for income taxes — discontinued operations	8	10	17

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Shareholders’ Equity

		Premium on		Accumulated
		common stock		other	Total	Total
	Common	and other	Retained	comprehensive	shareholders’	comprehensive
(In millions, except share amounts)	stock	capital surplus	earnings	income (loss)	equity	income (loss)

Balance, December 31, 2004	$2	$1,141	$829	$(889)	$1,083
Premium on common stock issued
(2,264,848 shares)		44			44
Treasury stock repurchased
(8,614,222 shares)		(164)			(164)
Translation of foreign-currency
statements				(56)	(56)	$(56)
Additional minimum pension-liability
adjustment, net of tax of $158				(141)	(141)	(141)
Net income			54		54	54

Total comprehensive loss						(143)

Balance, December 31, 2005	2	1,021	883	(1,086)	820
Premium on common stock issued
(4,218,967 shares)		74			74
Treasury stock repurchased
(13,905,000 shares)	(1)	(368)			(369)
Noncash realized foreign-currency
exchange gain				(31)	(31)	(31)
Translation of foreign-currency
statements				7	7	7
Stock-based compensation		30			30
Additional minimum pension-liability
adjustment, net of tax of $55,
before adopting SFAS No. 158				89	89	89
Impact of adopting SFAS No. 158,
net of tax of ( $36)				(41)	(41)
Net income			274		274	274

Total comprehensive income						339

Balance, December 31, 2006	1	757	1,157	(1,062)	853
Premium on common stock issued
(1,138,286 shares)		19			19
Treasury stock repurchased
(3,374,821 shares)		(108)			(108)
Translation of foreign-currency
statements				16	16	16
Stock-based compensation		15			15
Gain on derivatives				8	8	8
Change in pension and postretirement-plan funded status, net of tax of $116 million				178	178	178
Net income			245		245	245

Total comprehensive income						$447

Balance, December 31, 2007	$1	$683	$1,402	$(860)	$1,226

The accompanying notes to the financial statements are an integral part of this statement.

Notes to Financial Statements

Note 1.	Basis of Presentation

Financial statements for all periods presented in this report are prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis unless otherwise noted. Certain reclassifications have been made to prior-years’ financial information to conform to current-year presentation.

We acquired 100% of the stock of Prairie Packaging, Inc. (Prairie) on June 5, 2007. The results of Prairie’s operations have been included in the consolidated financial statements as of that date.

In January 2007, we purchased an additional 1% interest in a folding-carton operation in Dongguan, China. This brought our interest to 51%, and since then we have included the joint venture in our consolidated financial statements.

On October 12, 2005, we completed the sale of most of our protective- and flexible-packaging businesses to Pregis Corporation. These businesses historically were included in our Protective and Flexible Packaging segment. In conjunction with the sale of these entities, we reviewed our reporting segments in concert with requirements of the Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” As a result, we elected to include the retained portions of the protective- and flexible-packaging businesses in our Foodservice/Food Packaging segment.

We have three reporting segments:

•	Consumer Products manufactures disposable plastic, foam, molded-fiber, pressed-paperboard, and aluminum packaging products, and sells them to customers such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food-storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks such as Hefty®.

•	Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed-paperboard, and molded-fiber packaging products, and sells them to customers in the food-distribution channel, who prepare and process food for consumption. Customers include foodservice distributors, restaurants, other institutional foodservice outlets, food processors, and grocery chains.

•	Other relates to corporate and administrative-service operations and retiree-benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets/liabilities are used.

Note 2.	Summary of Accounting Policies

Consolidation

Our financial statements include all majority-owned subsidiaries. Investments in 20%- to 50%-owned companies in which we have the ability to exert significant influence over operating and financial policies are carried at cost plus our share of the change in equity since the date of acquisition. All inter-company transactions are eliminated.

Foreign-Currency Translation

Financial statements of international operations are translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and weighted-average exchange rates for sales, expenses, gains, and losses. Translation adjustments are recorded as a component of shareholders’ equity.

Cash and Temporary Cash Investments

We define cash and temporary cash investments as checking accounts, money-market accounts, certificates of deposit, and U.S. Treasury notes having an original maturity of 90 days or less.

Notes to Financial Statements — (Continued)

Accounts and Notes Receivable

Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts. We record such allowances based on a number of factors, including historical trends and specific customer liquidity.

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position. The related proceeds are included in cash provided by operating activities in the statement of cash flows. Receivables aggregating $110 million were sold at December 31, 2007, while no receivables were sold at December 31, 2006. Discounts and fees related to these sales were $4 million in 2007, not material in 2006, and $2 million in 2005. These expenses are included in “other expense” in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

Inventories

Our inventories are stated at the lower of cost or market. A portion of inventories (51% and 55% at December 31, 2007, and 2006, respectively) is valued using the last-in, first-out (LIFO) method of accounting. Products which are made and sold in the U.S. and use polystyrene, polyethylene, amorphous polyethylene terephthalate or paper as their principal raw material utilize the LIFO method of inventory accounting. Similar products which are produced and sold outside of the U.S. use the first-in, first-out (FIFO) or the average-cost method of inventory accounting because the LIFO valuation method is not permitted in those countries in which we operate. Worldwide, we use the FIFO accounting method for production supplies and other products made from aluminum and polypropylene. If FIFO or average-cost methods had been used to value all inventories, the total inventory balance would have been $48 million higher at December 31, 2007, and $59 million higher at December 31, 2006.

Property, Plant, and Equipment, Net

Depreciation is recorded on a straight-line basis over the estimated useful lives of assets. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. Depreciation expense totaled $143 million in 2007, $129 million in 2006, and $129 million in 2005.

We capitalize certain costs related to the purchase and development of software used in our business. Such costs are amortized over the estimated useful lives of the assets, ranging from 3 to 12 years. Capitalized software development costs, net of amortization, were $26 million in 2007 and $31 million in 2006.

We periodically re-evaluate the carrying values and estimated useful lives of long-lived assets to determine if adjustments are warranted. We use estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets’ remaining useful lives.

Goodwill and Intangibles, Net

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review the carrying value of our goodwill and indefinite-lived intangibles for possible impairment. Our annual review is conducted in the fourth quarter of the year, or earlier if warranted by events or changes in circumstances.

Possible impairment of goodwill and indefinite-lived intangibles is determined using a two-step process.

•	The first step requires that the fair value of individual reporting units be compared with their respective carrying values. If the carrying value of a reporting unit exceeds its fair value, a second step is performed to measure the amount of impairment, if any.

Notes to Financial Statements — (Continued)

•	The second step requires that the fair value of a reporting unit be allocated to all of its assets and liabilities, including indefinite-lived intangibles. Any remaining fair value is the implied goodwill, which is then compared with the carrying value of goodwill.

Estimates of fair value used in testing goodwill and indefinite-lived intangible assets for possible impairment are primarily determined using discounted cash flow projections, along with publicly available market information. These approaches use estimates and assumptions regarding the amount and timing of projected cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, and appropriate market comparables.

Intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. We use undiscounted cash flows, excluding interest charges, to assess the recoverability of the carrying value of such assets, and record an impairment loss if the carrying value of assets exceeds their fair value. See Note 8 for additional information.

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

Revenue Recognition

We recognize sales when the risks and rewards of ownership have transferred to customers, which generally occurs as products are shipped. In arriving at net sales, we estimate the amount of deductions from sales that are likely to be earned or taken by customers in conjunction with incentive programs. These deductions are related to volume rebates, early payment discounts, and coupon redemptions. Estimates are based on historical trends and are reviewed quarterly for possible revision. In addition, we pay slotting fees and participate in cooperative-advertising programs. Our accounting policy for all these programs is to deduct the expenses from revenues in accordance with Emerging Issues Task Force (EITF) 01-9.

Freight

We record amounts billed to customers for shipping and handling as sales, and record shipping and handling expenses as cost of sales.

General and Administrative Expenses

Total noncash pension income was as follows:

For the years ended December 31 (In millions)	2007	2006	2005

Pension-income (recorded as an offset to selling, general, and administrative costs)	$54	$49	$60
Pension-service costs associated with production operations (recorded in cost of sales)	(4)	(7)	(6)

Total noncash pension income	$50	$42	$54

Research and Development

Research and development costs, which are expensed as incurred, totaled $34 million in 2007 and $33 million in both 2006 and 2005.

Notes to Financial Statements — (Continued)

Advertising

Advertising production costs are expensed as incurred, while advertising media costs are expensed in the period in which the related advertising first takes place. Advertising expenses were $13 million in 2007, $21 million in 2006, and $16 million in 2005.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) “Share-Based Payment,” which requires that the fair value of all share-based payments to employees, including stock options, be recognized in financial statements. SFAS No. 123(R) superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which required that the intrinsic-value method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of awards, and is recognized in the Statement of Income over the period that recipients of awards are required to provide related service (normally the vesting period).

Effective January 1, 2006, we adopted the fair-value method of accounting for employee stock-compensation costs as outlined in SFAS No. 123(R). Prior to that date, we used the intrinsic-value method in accordance with requirements of APB Opinion No. 25. The following table shows the effects on net income and earnings per share had the fair-value method been used in determining stock-based compensation costs in 2005.

(In millions, except per-share data)	2005

Net income
As reported	$54
After-tax adjustment of stock-based compensation costs
Intrinsic-value method	5
Fair-value method	(17)

Pro forma	$42

Earnings per share
Basic
As reported	$0.37
Adjustment of stock-based compensation costs
Intrinsic-value method	0.03
Fair-value method	(0.12)

Pro forma	$0.28

Diluted
As reported	$0.36
Adjustment of stock-based compensation costs
Intrinsic-value method	0.03
Fair-value method	(0.11)

Pro forma	$0.28

Effective November 28, 2005, our board of directors modified our long-range compensation program, replacing stock options with performance shares. As part of this change, the board accelerated the vesting of all unvested stock options as of that date. This action will give rise to a reduction in compensation costs going forward, compared with what would have been the case if we had commenced the expensing of these options in 2006.

Notes to Financial Statements — (Continued)

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

We do not accrue for U.S. federal income taxes on unremitted earnings of foreign subsidiaries in that we intend to reinvest those earnings in foreign operations. Unremitted earnings of foreign subsidiaries totaled $35 million at December 31, 2007, and $40 million at December 31, 2006. The unrecognized deferred-tax liability associated with unremitted earnings totaled approximately $7 million at December 31, 2007, and $6 million at December 31, 2006.

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

Risk Management

From time to time, we use derivative financial instruments to hedge our exposure to changes in foreign-currency exchange rates, principally using foreign-currency purchase and sale contracts with terms of less than 1 year. We do so to mitigate our exposure to exchange-rate changes related to third-party trade receivables and accounts payable. Net gains or losses on such contracts are recognized in the statement of income as offsets to foreign-currency exchange gains or losses on the underlying transactions. In the statement of cash flows, cash receipts and payments related to hedging contracts are classified in the same way as cash flows from the transactions being hedged. We had no open foreign-currency contracts as of December 31, 2007.

Interest-rate risk management is accomplished through the use of swaps. Interest-rate swaps are booked at their fair value at each reporting date, with an equal offset recorded either in earnings or other accumulated comprehensive income depending on the designation (or lack thereof) of each swap as a hedging instrument.

From time to time, we employ commodity forward or other derivative contracts to hedge our exposure to adverse changes in the price of certain commodities used in our production processes.

Gains on derivative contracts were $9 million in 2007, and immaterial in 2006 and 2005. We do not use derivative financial instruments for speculative purposes.

Changes in Accounting Principles

We adopted SFAS No. 123(R) using the modified prospective method as of January 1, 2006. The impact if SFAS No. 123(R) had been adopted in prior periods is shown in the “Stock Based Compensation” section of this note. The one-time cumulative adjustment recorded in connection with adopting SFAS No. 123(R) was immaterial for the twelve months ended December 31, 2006.

In connection with the adoption of SFAS No. 123(R), we elected to use the simplified method in calculating our additional paid-in capital, as described in FASB Staff Position No. FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires that

Notes to Financial Statements — (Continued)

tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts totaled $23 million in 2007, $4 million in 2006, and $6 million in 2005.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions. We adopted FIN No. 48 as of January 1, 2007. See Note 10 for additional information.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of SFAS Nos. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of defined-benefit postretirement plans as assets or liabilities in their statement of financial position. In this connection, previously disclosed but unrecognized gains or losses, prior-service costs or credits, and transition assets or obligations must be recognized upon adoption as a component of accumulated other comprehensive income, net of applicable taxes. SFAS No. 158 also requires that additional disclosures be provided in the notes to the financial statements regarding the impact on net periodic-benefit costs of delaying the recognition of gains or losses, prior-service costs or credits, and transition assets or obligations. These changes are effective for fiscal years ending after December 15, 2006. In addition, effective for fiscal years ending after December 15, 2008, SFAS No. 158 precludes companies from using other than their fiscal year-end date to measure plan assets and obligations.

We adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006. We recorded a charge to accumulated other comprehensive income of $41 million upon adoption. See Note 13 for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 must be applied prospectively beginning January 1, 2008. We are currently reviewing SFAS No. 157 and evaluating its potential impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 is expected to expand the use of fair value measurement, but does not eliminate disclosure requirements included in other accounting standards, including those in SFAS No. 157. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing SFAS No. 159 and evaluating its potential impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), ‘‘Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs generally will be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination generally will be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and

Notes to Financial Statements — (Continued)

acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. We are currently reviewing SFAS No. 141(R) and evaluating its potential impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net earnings attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R) and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently reviewing SFAS No. 160 and evaluating its potential impact on our financial statements

Estimates

Financial-statement presentation requires management to make estimates and assumptions that affect reported amounts for assets, liabilities, sales, and expenses. Actual results may differ from such estimates.

Reclassifications

Certain prior-year amounts have been reclassified to conform with current-year presentation.

Note 3.	Restructuring and Other

The company commenced the implementation of a cost-reduction program in the first quarter of 2008. This program will include the consolidation of two small facilities, asset rationalizations, and headcount reductions. We will take a related charge of approximately $10 million after tax (earnings per share reduction of $0.08), the majority of which will occur in the first quarter. Approximately $6 million of the charge will be noncash.

Note 4.	Acquisitions

On June 5, 2007, we acquired 100% of the stock of Prairie. Prairie manufactures a broad range of tableware and foodservice products, including drink cups, portion cups, containers, cutlery, plates, and bowls which are sold regionally to a relatively small number of customers. It operates five manufacturing facilities in the U.S. and employs approximately 1,600 people. This acquisition broadens our consumer and foodservice product offerings. The results of Prairie’s operations have been included in the consolidated financial statements as of the date of acquisition.

The purchase price of the acquisition was $1 billion in cash. At the closing of the acquisition, we paid the purchase price by issuing an $800 million short-term interest-bearing promissory note that matured on June 18, 2007, and by drawing down $200 million under our existing $750 million revolving-credit facility. We repaid the note on June 18, 2007, by borrowing $500 million under a third-party bridge loan, and using our revolving-credit facility. We repaid the bridge loan on June 25, 2007, with proceeds from the issuance of notes due in 2012 ($250 million with a coupon of 5.875%) and 2018 ($250 million with a coupon of 6.4%). In addition, we assumed Prairie’s existing obligation related to amounts ($5 million) borrowed from the Illinois Development Finance Authority (IDFA) bearing interest at varying rates (3.4% as of December 31, 2007) not to exceed 12% per annum.

The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their respective fair values in accordance with requirements of SFAS No. 141, “Business Combinations.” Goodwill and other intangible assets recorded in connection with the acquisition totaled $590 million and $206 million,

Notes to Financial Statements — (Continued)

respectively, and all of the goodwill is expected to be deductible for tax purposes. We anticipate that significant sales and operating synergies will result from selling Prairie’s products through our national distribution network. Recorded intangible assets pertain to customer relationships and is being amortized over a 15-year period. The allocation of the purchase price gave rise to a $14 million increase in the value of property, plant, and equipment to reflect the estimated fair value of those assets.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date of June 5, 2007.

(In millions)

Current assets	$138
Property, plant, and equipment	164
Intangible assets	206
Goodwill	590

Total assets acquired	1,098

Current liabilities	77
Long-term liabilities	6

Total liabilities assumed	83

Net assets acquired	$1,015

Shown below is an unaudited pro forma condensed consolidated statement of income for Pactiv reflecting the assumption that the acquisition of Prairie was completed on the first day of each of the periods depicted.

	Three months		Twelve months
	ended December 31,		ended December 31,
(In millions, except share and per-share data)	2007	2006	2007	2006

Sales	$876	$843	$3,453	$3,337
Net income	59	51	245	276
Basic earnings per share	$0.45	$0.39	$1.87	$2.00
Diluted earnings per share	0.45	0.38	1.85	1.97

Pro forma adjustments were related primarily to the amortization of intangible assets, interest cost, and tax expense. These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what Pactiv’s results would have been had the acquisition occurred at the beginning of the periods presented, or of future results.

On March 15, 2005, we acquired Newspring Industrial Corp. (Newspring) for $98 million. Newspring is a leading supplier of thin wall, injection-molded polypropylene products for use in the takeout, delicatessen, and foodservice markets. We paid $87 million for the stock of Newspring and recorded liabilities of $11 million for anticipated future payments related to non-compete agreements and other items. Appraisals of the fair-market value of the assets acquired were finalized during 2006. This resulted in goodwill being reduced by $1 million and increases in other intangibles for $2 million, property, plant, and equipment for $7 million, and deferred-tax liabilities for $8 million.

Note 5.	Discontinued Operations

On October 12, 2005, we completed the sale of most of our protective- and flexible-packaging businesses to Pregis Corporation for $523 million. Results of these businesses are reported in our financial statements as discontinued operations.

Notes to Financial Statements — (Continued)

Income (loss) from discontinued operations in 2007, 2006, and 2005 was as follows:

For years ended December 31 (In millions)	2007	2006	2005

Sales	$—	$—	$695
Income (loss) from operations, net of tax of $0, $0, and $13, respectively	1	(3)	18
Professional fees and other costs associated with the sale of businesses	—	—	(15)
Goodwill impairment, net of tax of $12	—	—	(37)
Estimated loss on the sale of businesses, net of tax of $28 million	—	—	(50)
Tax on repatriated foreign earnings	—	—	(5)

Net income (loss) from discontinued operations	$1	$(3)	$(89)

In 2007, we recorded income from discontinued operations of $1 million which was related to final working-capital adjustments and taxes associated with business dispositions. Liabilities related to discontinued operations, which included obligations related to income taxes, certain royalty payments, and the costs of closing a facility in Europe, were as follows:

At December 31 (In millions)	2007	2006

Current liabilities	$2	$10
Noncurrent liabilities	32	31

Total liabilities related to discontinued operations	$34	$41

In 2007, $27 million of deferred taxes was reclassified as liabilities related to discontinued operations as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes. For the December 31, 2006, statement of financial position, $26 million was reclassified from deferred taxes to noncurrent liabilities related to discontinued operations to conform to the current-year presentation.

Income (loss) from discontinued operations for 2005 included an allocation of interest expense ($11 million), which was based on the ratio of net assets of discontinued operations to the company’s total net assets plus consolidated debt. Interest expense was allocated through October 12, 2005, the date of sale of the protective- and flexible-packaging businesses. The buyer of the businesses did not assume the debt of the discontinued operations. In addition, we did not have any debt-repayment requirements as a result of the sale.

The American Jobs Creation Act of 2004 allowed us to take a special, one-time tax deduction of 85% of certain repatriated foreign earnings. In the fourth quarter of 2005, we repatriated $147 million of the accumulated foreign earnings of our discontinued operations, and recorded a related tax expense of $5 million.

Notes to Financial Statements — (Continued)

Note 6.	Long-Term Debt, Short-Term Debt, and Financing Arrangements

Long-Term Debt

At December 31 (In millions)	2007	2006

Borrowings under a 5-year, $750 million revolving-credit facility	$300	$—
Notes due 2012, effective interest rate of 5.8%, net of $1 million of unamortized discount	249	—
Notes due 2018, effective interest rate of 6.3%, net of $1 million of unamortized discount	249	—
Debentures due 2010, effective interest rate of 3.4%	5	—
Debentures due 2017, effective interest rate of 8.1%	300	300
Debentures due 2025, effective interest rate of 7.9%, net of $1 million of unamortized discount	275	275
Debentures due 2027, effective interest rate of 8.4%, net of $4 million of unamortized discount	196	196

Total long-term debt	$1,574	$771

At December 31, 2007, the aggregate maturities of debt outstanding were $5 million due in 2010, $300 million due in 2011, $250 million due in 2012 and $1,026 thereafter.

We were in full compliance with financial and other covenants in our various credit agreements at December 31, 2007.

Short-Term Debt

At December 31 (In millions)	2007	2006

Current maturities of long-term debt	$—	$98

We use lines of credit and overnight borrowings to finance certain of our short-term capital requirements. Information regarding short-term debt, excluding current maturities of long-term debt, is shown below. We had no short-term borrowings in 2007.

In 1999, our former parent, Tenneco Inc. (Tenneco) realigned certain of its debt in preparation for the spin-off of Pactiv. In conjunction with this realignment, we entered into an interest-rate swap to hedge our exposure to interest-rate movement. We settled this swap in November 1999 at a loss of $43 million. The loss on the swap is being recognized as additional interest expense over the life of the underlying debentures. At December 31, 2007, the unamortized balance was $37 million.

Note 7.	Financial Instruments

Asset and Liability Instruments

At December 31, 2007, and 2006, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short-term debt were the same as, or not materially different than the amount recorded for these assets and liabilities. The fair value of long-term debt was approximately $1.7 billion at December 31, 2007, and approximately $871 million at year-end 2006. The recorded amount was $1.6 billion at December 31, 2007, and $771 million at December 31, 2006. The fair value of long-term debt was based on quoted market prices for our debt instruments.

Instruments with Off-Balance Sheet Risk (Including Derivatives)

We use derivative instruments, principally swaps, forward contracts, and options, to manage our exposure to movements in foreign-currency values, interest rates, and commodity prices. We entered into interest-rate swap agreements in connection with the acquisition of Prairie. The agreements were terminated on June 20, 2007, resulting in a gain of $9 million. This gain is being recorded as a reduction of interest expense over the

Notes to Financial Statements — (Continued)

average life of the underlying debt. Amounts recognized in earnings related to our hedging transactions were immaterial in 2006 and 2005.

From time to time, we use derivative financial instruments to hedge our exposure to changes in foreign-currency exchange rates, principally using foreign-currency purchase and sale contracts with terms of less than 1 year. We do so to mitigate our exposure to exchange-rate changes related to third-party trade receivables and accounts payable. Net gains or losses on such contracts are recognized in the statement of income as offsets to foreign-currency exchange gains or losses on the underlying transactions. In the statement of cash flows, cash receipts and payments related to hedging contracts are classified in the same way as cash flows from the transactions being hedged. We had no open foreign-currency contracts as of December 31, 2007.

During the fourth quarter of 2007, we entered into natural-gas purchase agreements with third parties, hedging a portion of first-quarter 2008 purchases of natural gas used in the production process at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at December 31, 2007, were immaterial.

In September 2007, we entered into an interest-rate swap agreement to hedge the risk of interest-rate volatility on $100 million of amounts due under our variable-interest-rate revolving-credit facility. This agreement will terminate in December 2008, and its fair value was a liability of $1 million at December 31, 2007.

Note 8.	Goodwill and Intangible Assets

Changes in the carrying value of goodwill during 2007 and 2006 by operating segment are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, December 31, 2005	$136	$391	$527
Goodwill additions	—	(1)	(1)
Foreign-currency translation adjustment	—	(1)	(1)

Balance, December 31, 2006	$136	$389	$525
Goodwill additions	150	440	590
Foreign-currency translation adjustment	—	8	8

Balance, December 31, 2007	$286	$837	$1,123

Goodwill and other intangible assets recorded in connection with the Prairie acquisition totaled $590 million and $206 million, respectively. We anticipate that significant sales and operating synergies will result from selling Prairie’s products through our national distribution network. Recorded intangible assets pertain to customer relationships and is being amortized over a 15-year period. The allocation of the purchase price gave rise to a $14 million increase in the value of property, plant, and equipment to reflect the estimated fair value of those assets.

Notes to Financial Statements — (Continued)

Details of intangible assets are shown in the following table.

	December 31, 2007		December 31, 2006
		Accumulated		Accumulated
(In millions)	Carrying value	amortization	Carrying value	amortization

Intangible assets subject to amortization
Patents	$87	$64	$87	$59
Customer relationships	206	8	—	—
Other	148	75	148	67

	441	147	235	126
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$570	$147	$364	$126

A pension-related intangible of $9 million was eliminated as a result of adjusting our minimum pension liability prior to the adoption of SFAS No. 158 in 2006.

The weighted-average amortization period used for patents and other intangible assets subject to amortization is 15 years and 18 years, respectively. Amortization of intangible assets was $22 million for the year ended December 31, 2007. Amortization expense is estimated to total $27 million in 2008, $26 million in 2009, $25 million in 2010, and $24 million in 2011.

Note 9.	Property, Plant, and Equipment, Net

	December 31,	December 31,
(In millions)	2007	2006

Original cost
Land, buildings, and improvements	$662	$645
Machinery and equipment	1,720	1,507
Other, including construction in progress	152	82

	$2,534	$2,234
Less accumulated depreciation and amortization	(1,270)	(1,141)

Net property, plant, and equipment	$1,264	$1,093

Capitalized interest was $2 million in 2007, $2 million in 2006, and $3 million in 2005.

Note 10.	Income Taxes

Details of income (loss) from continuing operations before income taxes are shown below.

(In millions)	2007	2006	2005

Income (loss) from continuing operations before income taxes
U.S. operations	$360	$368	$218
Foreign operations	21	23	6

Total	$381	$391	$224

Notes to Financial Statements — (Continued)

Shown below are details of income-tax expense for continuing operations.

	2007	2006	2005

Current
Federal	$71	$109	$47
State and local	14	16	3
Foreign	12	4	11

	97	129	61

Deferred
Federal	32	(14)	13
State and local	4	(5)	5
Foreign	2	4	2

	38	(15)	20

Total income-tax expense — continuing operations	$135	$114	$81

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

	2007	2006	2005

U.S. statutory federal income-tax rate	35.0%	35.0%	35.0%
Increase (decrease) in income-tax rate
Foreign income taxed at various rates	0.5	—	2.2
State and local taxes on income, net of U.S. federal income-tax benefit	3.0	2.4	1.5
Foreign branch losses	—	—	(1.2)
Domestic production deduction	(1.3)	(0.7)	(0.6)
Research and experimentation credit	(0.3)	(0.1)	(0.5)
Income-tax liability increase	1.4	2.4	—
Income-tax liability decrease	(2.2)	(10.1)	—
Other	(0.8)	0.2	(0.4)

Effective income-tax rate	35.5%	29.1%	36.0%

Notes to Financial Statements — (Continued)

Summarized below are the components of our net deferred-tax liabilities.

December 31 (In millions)	2007	2006

Deferred-tax assets
Tax-loss carryforwards
Federal	$15	$15
State and local	2	3
Foreign	25	25
Pensions	21	161
Postretirement benefits	39	40
Other items	53	45
Valuation allowance(1)	(40)	(42)

Total deferred-tax assets	$115	$247

Deferred-tax liabilities
Property and equipment	288	276
Other items	—	39

Total deferred-tax liabilities	288	315

Net deferred-tax liabilities	$173	$68

(1)	Related to federal and foreign tax-loss carryforwards, and other deferred-tax assets.

We had federal capital-loss carryforwards of $15 million as of December 31, 2007, which will expire in 2011. State tax-loss carryforwards at December 31, 2007, ($14 million) will expire at various dates from 2010 to 2018. Foreign tax-loss carryforwards at December 31, 2007, totaled $90 million, of which $26 million will expire at various dates from 2013 to 2015, with the balance having an unlimited life.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainties in Income Taxes,” which clarifies the application of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions.

We adopted FIN No. 48 on January 1, 2007. We did not record a material adjustment to the liability for unrecognized income-tax benefits in connection with the adoption. Changes in the balance of unrecognized income-tax benefits in 2007 are detailed below.

(In millions)

Balance at January 1, 2007	$49
Increases related to prior-year tax positions	14
Increases pertaining to current-year tax positions	2
Settlements	(7)
Expiration of statute of limitations	(5)

Balance at December 31, 2007	$53

The total amount of unrecognized income-tax benefits that, if recognized, would favorably impact our effective tax rate for continuing operations in future periods was $26 million as of December 31, 2007. As of December 31, 2007, it is reasonably possible that the balance of unrecognized income-tax benefits may increase or decrease during the following twelve months. However, it is not expected that any such changes would significantly affect, individually or in total, our operating results or financial condition.

Notes to Financial Statements — (Continued)

It is our continuing practice to record accruals for interest and penalties related to income-tax matters in income-tax expense. Such accruals totaled $7 million as of the adoption date and $8 million as of December 31, 2007. Expense recorded through December 31, 2007, for interest and penalties was $2 million.

U.S. federal income-tax returns filed for the years 2004 through 2006 are open for examination by the Internal Revenue Service. Various state, local, and foreign tax returns filed for the years 2002 through 2006 are open for examination by tax authorities in those jurisdictions.

Included in unrecognized income-tax benefits at December 31, 2007, was $14 million related to discontinued operations, all of which if recognized, would impact income from discontinued operations in future periods. Amounts recorded through December 31, 2007 for interest and penalties related to discontinued operations was $1 million.

In connection with the adoption of SFAS No. 123(R), we elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R), as described in FASB Staff Position No. FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts totaled $23 million in 2007, $4 million in 2006, and $6 million in 2005.

Note 11.	Common Stock

We have 350 million shares of common stock ($0.01 par value) authorized, of which 130,439,873 shares were issued and outstanding as of December 31, 2007.

Reserves

Reserved shares at December 31, 2007 were as follows:

(In thousands)

Thrift plans	860
2002 incentive-compensation plan	17,715
Employee stock-purchase plan	1,884

Total	20,459

Stock Plans

2002 Incentive-Compensation Plan — In November 1999, we initiated a stock-ownership plan that permits the granting of a variety of incentives, including common stock, restricted stock, performance shares, stock-appreciation rights, and stock options, to directors, officers, and employees. In May 2002, the 1999 plan was succeeded by the 2002 plan, and all balances under the 1999 plan were transferred to the new plan, which remains in effect until amended or terminated. Under the 2002 plan, up to 27 million shares of common stock can be issued (including shares issued under the prior plan), of which 18 million were issued or granted as of December 31, 2007.

Restricted-stock, performance-share, and stock-option awards generally require that, among other things, grantees remain with the company for certain periods of time. Performance shares granted under the plan vest upon the attainment of specified performance goals in the 3 years following the date of grant.

Notes to Financial Statements — (Continued)

Changes in performance-share balances were as follows:

Performance
shares

Outstanding, December 31, 2005	899,347
Granted	653,146
Canceled	(20,678)
Paid	(147,959)

Outstanding, December 31, 2006	1,383,856
Granted	1,046,339
Canceled	(42,416)
Paid	(328,811)

Outstanding, December 31, 2007	2,058,968

Additional information related to performance shares is as follows:

	Weighted average
	grant-date	Pre-tax	Associated
	fair value	compensation	tax	Impact on
(In millions, except per-share data)	per share	expense	benefit	net income

2007	$32.64	$13	$5	$8
2006	22.20	17	6	11
2005	19.84	8	3	5

There was $7 million after tax of unamortized performance share expense at December 31, 2007, of which $6 million will be charged against net income in 2008 and $1 million in 2009.

Summarized below are changes in stock-option balances.

	Shares under	Weighted-average
	option	exercise price

Outstanding, January 1, 2006	12,190,296	$22.45
Exercised	(4,166,947)	17.71
Canceled	(1,186,762)	37.40

Outstanding, December 31, 2006	6,836,587	22.74

Exercisable, December 31, 2006	6,833,079	22.74

Outstanding, January 1, 2007	6,836,587	22.74
Exercised	(1,050,469)	16.82
Canceled	(379,022)	39.84

Outstanding, December 31, 2007	5,407,096	22.69

Exercisable, December 31, 2007	5,405,599	22.69

Notes to Financial Statements — (Continued)

Summarized below is information regarding stock options outstanding and exercisable at December 31, 2007.

	Outstanding options
				Weighted-
		Weighted-average		average
		remaining		exercise
Range of exercise price	Number	contractual life		price

$7 to $12	173,921	2.8	years	$11.68
$13 to $21	2,990,915	4.0		17.10
$22 to $29	1,023,566	6.6		23.98
$30 to $37	591,030	5.7		33.69
$38 to $45	627,664	3.8		39.93

	5,407,096	4.6		22.69

See Note 2 for additional information regarding stock-based compensation accounting.

Employee Stock-Purchase Plan — Prior to 2006, our stock-purchase plan allowed U.S. and Canadian employees to purchase Pactiv stock (up to $25,000 annually) at a 15% discount. In 2005, employees purchased 199,114 shares of stock, at a weighted-average price of $17.66 per share. We terminated the plan on December 31, 2005.

Employee 401(k) Plans — We have qualified 401(k) plans for employees, under which eligible participants may make contributions equal to a percentage of their annual salary. We matched a portion of such contributions with Pactiv common stock until February 2006. Effective March 2006, all matching contributions are in cash. The company or plan participants may contribute additional amounts in accordance with the plans’ terms. In 2007, 2006, and 2005, we incurred 401(k) plan expense of $10 million, $9 million, and $10 million, respectively.

Grantor Trust — In November 1999, we established a grantor trust and issued 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called “rabbi trust” is designed to assure the payment of deferred-compensation and supplemental-pension benefits. These shares are not considered outstanding for purposes of financial reporting.

Qualified Offer Rights Plan

In November 1999, we adopted a qualified offer rights plan (QORP). Its purpose is to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the company in a transaction that would not be in the best interest of shareholders. Under the plan, if a person becomes a beneficial owner of 20% or more of our outstanding common stock without a qualified offer, any right holder, other than the 20% holder, is entitled to acquire common stock having a market value of twice the right’s exercise price.

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

Notes to Financial Statements — (Continued)

Earnings Per Share

Earnings from continuing operations per share of common stock outstanding were computed as follows:

(In millions, except share and per-share data)	2007	2006	2005

Basic earnings per share
Income from continuing operations	$244	$277	$143

Weighted-average number of shares of common stock outstanding	130,912,229	137,865,929	147,182,776

Basic earnings from continuing operations per share	$1.86	$2.01	$0.97

Diluted earnings per share
Income from continuing operations	$244	$277	$143

Weighted-average number of shares of common stock outstanding	130,912,229	137,865,929	147,182,776
Effect of dilutive securities
Stock options	1,149,964	1,619,705	1,328,286
Performance shares	805,085	218,270	338,356
Restricted shares	2,277	477	—

Weighted-average number of shares of common stock outstanding, including dilutive securities	132,869,555	139,704,381	148,849,418

Diluted earnings from continuing operations per share	$1.84	$1.98	$0.96

The following table summarizes annual repurchases of our common stock for 2005 through 2007.

		Average price
	Number of	paid per	Total outlay
	shares	share	(In millions)

2007	3,374,821	$32.14	$108
2006	13,905,000	$26.53	$369
2005	8,614,222	$19.00	$164

Note 12.	Preferred Stock

Pactiv has 50 million shares of preferred stock ($0.01 par value) authorized, none of which was issued at December 31, 2007. We have reserved 750,000 shares of preferred stock for the QORP.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. Starting in 2006, this act expands Medicare coverage, primarily by adding a prescription-drug benefit for Medicare-eligible participants. The act provides employers currently sponsoring prescription-drug programs for Medicare-eligible participants with a range of options to coordinate with the new government-sponsored

Notes to Financial Statements — (Continued)

program to potentially reduce employers’ costs. These options include supplementing the government program on a secondary payor basis, or accepting a direct subsidy from the government to support a portion of the costs of employers’ programs.

Our plans currently provide prescription-drug benefits that are coordinated with the related Medicare benefits. As a result, subsidies from Medicare for prescription-drug benefits will average approximately $1.8 million per year for the next three years.

Effective December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. See Note 2.

Prior to the adoption of the recognition provisions of SFAS No. 158, we accounted for our defined-benefit postretirement plans in accordance with requirements of SFAS No. 87, “Employers Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Accordingly, if the accumulated benefit obligations of a pension plan exceeded its fair value of plan assets, SFAS No. 87 required that an additional minimum pension liability be recorded as a noncash charge to accumulated other comprehensive income (loss) in shareholders’ equity (deficit). SFAS No. 106 required that the liability for postretirement benefits other than pensions represent the actuarial present value of all future benefits attributable to employees’ service rendered to date. Under both SFAS Nos. 87 and 106, changes in the funded status were deferred and recognized ratably over future periods.

Upon the adoption of the recognition provisions of SFAS No. 158, we recognized prior changes in the funded status of our postretirement benefit plans by recording the following adjustments in our consolidated statement of financial position at December 31, 2006.

		Impact of adopting SFAS No. 158
			Postretirement
	Prior to	Defined-	obligations	Balance at
	adopting	benefit	other than	December
(In millions)	SFAS No. 158	pension plan	pension	31, 2006

Deferred income taxes	$(130)	$19	$17	$(94)
Pension and postretirement benefit liability	(326)	(51)	(26)	(403)
Accumulated other comprehensive loss	1,031	32	9	1,072

The adoption of SFAS No. 158 had no effect on our consolidated statement of income for the year ended December 31, 2006, or for any prior period presented herein, and had no impact on our debt covenants.

Funding of the qualified U.S. pension plan is currently determined by requirements of the Employee Retirement Income Security Act, under which we were not required to make contributions to the plan in 2007. On August 17, 2006, President Bush signed the Pension Protection Act of 2006 (PPA) into law. The PPA, which is effective for plan years beginning after December 31, 2007, significantly alters current funding requirements. Based on our current assumptions and requirements of the PPA, we do not anticipate that after-tax contributions to the plan will be significant for the foreseeable future.

Notes to Financial Statements — (Continued)

Financial data pertaining to our pension- and postretirement-benefit plans appear below.

			Postretirement
	Pension plans		plans
(In millions)	2007	2006	2007	2006

Changes in projected benefit obligations
Benefit obligations at September 30 of the previous year	$3,991	$4,138	$92	$99
Currency-rate conversion	2	4	—	—
Service cost of benefits earned	18	19	1	1
Interest cost of benefit obligations	228	228	5	5
Actuarial gains	(56)	(121)	(8)	(6)
Benefits paid	(278)	(277)	(12)	(12)
Participant contributions	—	—	6	5
Plan amendments	2	—	—	—
Medicare Part D reimbursement	—	—	1	1

Projected benefit obligations at September 30	$3,907	$3,991	$85	$93

Changes in fair value of plan assets
Fair value at September 30 of the previous year	$3,665	$3,636	$—	$—
Currency-rate conversion	—	3	—	—
Actual return on plan assets	527	294	—	—
Employer contributions	6	9	6	7
Participant contributions	—	—	6	5
Benefits paid	(278)	(277)	(12)	(12)

Fair value of plan assets at September 30	$3,920	$3,665	$—	$—

Development of amounts recognized in the statement of financial position
Funded status at September 30	$13	$(326)	$(85)	$(93)
Contributions during the fourth quarter	4	1	1	1

Funded status at December 31	$17	$(325)	$(84)	$(92)

Amounts recognized in the statement of financial position
Noncurrent assets	$96	$—	$—	$—
Current liabilities	(8)	(9)	(10)	(6)
Noncurrent liabilities	(71)	(316)	(74)	(86)

Net asset (liability) at December 31	$17	$(325)	$(84)	$(92)

Pretax amounts recognized in accumulated other comprehensive income (loss) at December 31
Net actuarial losses	$(1,439)	$(1,725)	$(16)	$(27)
Prior-service credit costs	3	5	—	1

	$(1,436)	$(1,720)	$(16)	$(26)

Other changes in plan assets and projected benefit obligations recognized in other comprehensive income (loss) during year
Net actuarial gains	$239		$9
Amortization of net actuarial gains	47		2
Prior-service costs	(2)		—
Amortization of prior-service costs	—		(1)

Total other comprehensive income	$284		$10

	Pension		Postretirement
	plans		plans

Effect of amortization of net actuarial losses and prior-service credits on 2008 net periodic-benefit income (expense)
Net actuarial losses	$(43)		$(1)
Prior-service costs	—		1

	$(43)		$—

Notes to Financial Statements — (Continued)

Benefit payments expected to be made under the pension and postretirement benefit plans over the next 10 years are summarized below.

		Postretirement
		plans, net of expected
(In millions)	Pension plans	Medicare subsidy

2008	$283	$8
2009	280	8
2010	286	7
2011	285	9
2012	290	8
2013-2017	1,491	38

We expect to contribute $8 million to our foreign and nonqualified pension plans in 2008.

The impact of pension plans on pretax income from continuing operations was as follows:

(In millions)	2007	2006	2005

Components of net periodic-benefit income (expense)
Service cost of benefits earned	$(18)	$(19)	$(20)
Interest cost of benefit obligations	(228)	(228)	(231)
Expected return on plan assets	344	344	344
Amortization of:
Unrecognized net actuarial losses	(47)	(51)	(36)
Unrecognized prior-service costs	—	(2)	(3)
Additional cost due to adoption of SFAS No. 88(a)	(1)	(2)	—

Total net periodic-benefit income	$50	$42	$54

(a)	SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits.”

Pension-plan actuarial assumptions used to determine projected benefit obligations at September 30 follow.

At September 30	2007	2006	2005

Actuarial assumptions
Discount rate	6.39%	5.93%	5.70%
Compensation increases	4.00	4.00	4.00
Return on assets	9.00	9.00	9.00

The net periodic-benefit income for 2007 was determined using the assumptions listed for 2006.

For all of our worldwide pension plans, accumulated benefit obligations totaled $3.867 billion in 2007 and $3.954 billion in 2006.

Pension plans with accumulated benefit obligations in excess of plan assets were as follows:

September 30 (In millions)	2007	2006

Projected benefit obligations	$84	$3,991
Accumulated benefit obligations	75	3,954
Fair value of plan assets	1	3,665

The discount-rate assumption for our U.S. qualified plan is based on the composite yield of a portfolio of high-quality corporate bonds constructed with durations to match the plan’s future benefit obligations.

Notes to Financial Statements — (Continued)

In developing the assumption for the return on pension-plan assets, we receive independent input on asset-allocation strategies, projections regarding long-term rates of return on various asset classes, risk-free rates of return, and long-term inflation rates. Since inception in 1971, our U.S. qualified pension plan’s annual rate of return on assets has averaged 11%. At December 31, 2007, the percentage of pension plan assets invested in equity and fixed-income securities was 75% and 25%, respectively. A mixture of equity and fixed-income investments is primarily used to maximize the long-term return on pension-plan assets for a prudent level of risk. Risk tolerances are established based on careful consideration of plan liabilities, plan funded status, and the company’s financial condition. The plan’s investment portfolio contains a diversified mix of equity and fixed-income investments. Equity investments include U.S. and non-U.S. stocks, as well as growth, value, and small- and large-capitalization stocks. Other asset classes, such as private-equity investments, are used judiciously to enhance long-term returns, while increasing portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. After considering all of these factors, we concluded that a 9%-rate-of — return-on-assets assumption for our U.S. plan was appropriate for 2007 and 2006.

We use a market-related method for calculating the value of plan assets. This method recognizes the difference between actual and expected returns on plan assets over a 5-year period. Resulting unrecognized gains or losses, along with other actuarial gains and losses, are amortized using the “corridor approach” outlined in SFAS No. 87.

The impact of postretirement benefit plans, other than pensions, on pretax income from continuing operations was as follows:

(In millions)	2007	2006	2005

Service cost of benefits earned	$1	$1	$1
Interest cost of benefit obligations	5	5	6
Prior-service costs	(1)	(1)	(1)
Losses	2	3	3

Total post-retirement benefit-plan costs	$7	$8	$9

Actuarial assumptions used to determine postretirement benefit obligations at September 30, follow.

	2007	2006	2005

Actuarial assumptions
Health-care cost inflation(a)
Prior to age 65	8.6%	9.5%	10.0%
After age 65	9.8	11.0	10.0
Discount rate	6.39	5.93	5.70

(a)	Assumed to decline to 5% in 2012. In 2005, our assumption was the same for all participants.

A one percentage-point change in assumed health-care cost inflation would have the following effects:

(In millions)	1% increase	1% decrease

Effect on total service and interest costs	$—	$—
Effect on postretirement benefit obligations	3	(3)

We contributed $6 million and $7 million in 2007 and 2006, respectively, to fund postretirement medical-plan obligations. We expect to contribute $8 million to fund our postretirement medical-plan obligations in 2008.

Note 14.	Segment and Geographic Area Information

We report the results of our segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” We reclassified our reporting segments following the sale of most of our

Notes to Financial Statements — (Continued)

protective- and flexible-packaging businesses. Our three segments are Consumer Products, Foodservice/Food Packaging, and Other. See Note 1 for additional details.

Products are transferred between segments and among geographic areas, as nearly as possible, using market value. Wal-Mart Stores, Inc. accounted for approximately 20% and 16% of our consolidated sales in 2007, and 2006, respectively. These sales were reflected primarily in the results of the Consumer Products segment and, to a lesser extent, in the results of the Foodservice/Food Packaging segment. Our backlog of orders is not material.

The following table sets forth certain segment information.

			Foodservice/
	Consumer		Food
(In millions)	Products		Packaging		Other		Total

For the year ended December 31, 2007
Sales to external customers	$1,221		$2,032		$—		$3,253
Depreciation and amortization	62		97		7		166
Operating income	227		247		(2	)(c)	472
Total assets	1,345		2,125		295		3,765
Capital expenditures related to continuing operations	16		129		6		151
Noncash items other than depreciation and amortization	—		—		(41	)(d)	(41)
For the year ended December 31, 2006
Sales to external customers	$1,085		$1,832		$—		$2,917
Depreciation and amortization	57		81		7		145
Operating income	195		244	(b)	(15	)(c)	424
Total assets	1,043		1,445		270		2,758
Capital expenditures related to continuing operations	14		58		6		78
Noncash items other than depreciation and amortization	—		—		(37	)(d)	(37)
For the year ended December 31, 2005
Sales to external customers	$989		$1,767		$—		$2,756
Depreciation and amortization	55		83		8		146
Operating income	112	(a)	186	(b)	2	(c)	300
Total assets	1,028		1,478		314		2,820
Capital expenditures related to continuing operations	25		91		5		121
Noncash items other than depreciation and amortization	—		(1)		(54	)(d)	(55)

(a)	Included restructuring and other charges of $1 million in 2005.

(b)	Included restructuring and other charges/(credits) of $(1) million in 2006 and $5 million in 2005.

(c)	Included pension-plan income and unallocated corporate expense.

(d)	Included pension-plan income and stock-based compensation expense for 2007 and 2006 and pension-plan income for 2005.

Notes to Financial Statements — (Continued)

The following table sets forth certain geographic area information.

	Geographic area
	United
(In millions)	States	Foreign(a)	Total

At December 31, 2007, and for the year then ended
Sales to external customers(b)	$2,946	$307	$3,253
Long-lived assets(c)	1,301	121	1,422
Total assets	3,428	337	3,765
At December 31, 2006, and for the year then ended
Sales to external customers(b)	$2,625	$292	$2,917
Long-lived assets(c)	1,055	102	1,157
Total assets	2,452	306	2,758
At December 31, 2005, and for the year then ended
Sales to external customers(b)	$2,482	$274	$2,756
Long-lived assets(c)	1,115	98	1,213
Total assets	2,513	307	2,820

(a)	Sales to external customers and long-lived assets for individual countries (primarily Germany, Canada, and Mexico) were not material.

(b)	Geographic assignment is based on location of selling business.

(c)	Long-lived assets include all long-term assets other than net assets of discontinued operations, goodwill, intangibles, and deferred taxes.

Note 15.	Commitments and Contingencies

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $94 million at December 31, 2007. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

Lease Commitments

Certain of our facilities, equipment, and other assets are leased under long-term arrangements. Minimum lease payments under noncancelable operating leases with lease terms in excess of 1 year are expected to total $30 million in 2008, $24 million in 2009, $18 million in 2010, $12 million in 2011, $10 million in 2012, and $24 million in subsequent years.

Commitments under capital leases are not significant. Total rental costs for continuing operations totaled $31 million in 2007, $27 million in 2006, and $25 million in 2005 and included minimum rentals under noncancelable operating leases of $31 million, $27 million, and $25 million for the respective periods.

Litigation

We have been named as a defendant in multiple lawsuits, currently covering 1,044 plaintiffs, pending in the United States District Court for the Middle District of Alabama. All of these plaintiffs are represented by the same group of law firms. The plaintiffs are seeking unspecified damages based on allegations that they experienced personal injuries (including wrongful death) and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to which a predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. Due to the numerous uncertainties associated with the matters alleged in the

Notes to Financial Statements — (Continued)

lawsuits, including uncertainties regarding the existence, nature, and magnitude of any alleged release of chemical substances, whether such releases caused any of the alleged injuries and property damage, and whether Pactiv has any responsibility for any such damages and defenses thereto, we are not presently able to quantify our financial exposure, if any, relating to such matters. We have engaged in settlement discussions with the lawyers representing the plaintiffs, although at this time it is uncertain if we will be able to reach agreement. Should we be unable to settle these cases, we will continue to defend these lawsuits vigorously.

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

Note 16.	Quarterly Financial Data (Unaudited)

					Income (loss)
				Income from	from
		Cost of	Restructuring	continuing	discontinued
(In millions)	Sales	sales	and other	operations	operations	Net income

2007
First quarter	$677	$471	$—	$57	$—	$57
Second quarter	828	588	—	69	1	70
Third quarter	872	626	—	59	—	59
Fourth quarter	876	637	—	59	—	59

	$3,253	$2,322	$—	$244	$1	$245

2006
First quarter	$680	$482	$(1)	$51	$—	$51
Second quarter	750	511	—	69	—	69
Third quarter	749	518	—	104	(2)	102
Fourth quarter	738	516	—	53	(1)	52

	$2,917	$2,027	$(1)	$277	$(3)	$274

Notes to Financial Statements — (Continued)

	Basic earnings per share			Diluted earnings per share
	of common stock (a)			of common stock (a)
	Continuing	Discontinued	Net	Continuing	Discontinued	Net	Stock price/share
	operations	operations	income	operations	operations	income	High	Low

2007
First quarter	$0.43	$—	$0.43	$0.43	$—	$0.43	$36.91	$30.48
Second quarter	0.52	0.01	0.53	0.52	0.01	0.53	36.88	31.46
Third quarter	0.46	—	0.46	0.45	—	0.45	35.95	26.14
Fourth quarter	0.45	—	0.45	0.45	—	0.45	31.54	22.79
Total year	1.86	0.01	1.87	1.84	0.01	1.85	36.91	22.79

2006
First quarter	$0.36	$—	$0.36	$0.35	$—	$0.35	$25.07	$21.50
Second quarter	0.50	—	0.50	0.49	—	0.49	26.00	22.61
Third quarter	0.76	(0.02)	0.74	0.75	(0.02)	0.73	28.77	22.36
Fourth quarter	0.40	—	0.40	0.39	—	0.39	36.53	27.81
Total year	2.01	(0.02)	1.99	1.98	(0.02)	1.96	36.53	21.50

(a)	The sum of amounts shown for individual quarters may not equal the total for the year, because of changes in the weighted-average number of shares outstanding throughout the year.

The preceding notes are an integral part of the foregoing financial statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of December 31, 2007. We completed our evaluation of such controls and procedures in connection with the preparation of this annual report on Form 10-K on February 29, 2008.

In conducting our evaluation of the effectiveness of our internal control over financial reporting, we did not include the financial reporting of Prairie Packaging, Inc. (Prairie), which was acquired on June 5, 2007, because Prairie’s results were not included in our 2007 consolidated financial statements for the full year. Prairie represented approximately $1.1 billion, or 29%, of total assets as of December 31, 2007, and $292 million, or 9%, of sales for the year then ended. Refer to Note 4 to the consolidated financial statements for further discussion of the Prairie acquisition.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein. There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance.

Information regarding our executive officers required by this Item 10 is set forth in Item 4.1 of Part I, “Executive Officers of the Registrant.”

The following information required by this Item 10 is included in our Proxy Statement related to our May 16, 2008, Annual Meeting of Shareholders, and is incorporated by reference herein.

• Information regarding our directors
• Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934
• Information regarding our code of ethics

ITEM 11.	Executive Compensation.

Information regarding the compensation of certain of the company’s executive officers required by this Item 11 is included in our Proxy Statement related to our May 16, 2008, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters of the company required by this Item 12 is included in our Proxy Statement related to our May 16, 2008, Annual Meeting of Shareholders, and is incorporated by reference herein.

The following table summarizes our equity-compensation plans at December 31, 2007.

			Number of shares
	Number of shares		of common stock
	of common stock		available for future
	to be issued upon	Weighted-average	issuance under
	exercise of	exercise price of	equity-
Plan category	outstanding options	outstanding options	compensation plans

Equity-compensation plans approved by shareholders	7,464,567	$22.69	9,733,620
Equity-compensation plans not approved by shareholders	473,878	$26.63	1,884,095

Total	7,938,445		11,617,715

(1)	Includes outstanding options and performance-share awards. Stock options generally expire 10 to 20 years after date of grant and vest over 1 to 3 years. Outstanding performance-share awards are subject to achievement of performance criteria, vesting, and continued employment, and are paid in stock, except for executive officers who are paid 50% in cash and 50% in stock. See Note 11 to the financial statements for additional information.

(2)	Pactiv common stock index units (common stock equivalents) held pursuant to the company’s deferred-compensation plan.

(3)	Represents shares reserved for issuance under the now discontinued employee stock-purchase plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is included in our Proxy Statement related to our May 16, 2008, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services.

Information required by this Item 14 is included in our Proxy Statement related to our May 16, 2008, Annual Meeting of Shareholders, and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

Financial Statements Included in Item 8

See “Index of Financial Statements of Pactiv Corporation and Consolidated Subsidiaries” in Item 8, “Financial Statements and Supplementary Data.”

Index of Financial Statements and Schedules Included in Item 15

Page

Schedule II — Valuation and qualifying accounts — three years ended December 31, 2007	61

Schedules Omitted as Not Required or Inapplicable
Schedule I — Condensed financial information of registrant
Schedule III — Real estate and accumulated depreciation
Schedule IV — Mortgage loans on real estate
Schedule V — Supplemental information concerning property — casualty insurance operations

Schedule II — Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged to	Charged to
	Balance at	(reversed	(reversed		Balance
	beginning	from) costs	from) other		at end of
Description	of Year	and expenses	accounts	Deductions	Year

Allowance for doubtful accounts
Year ended December 31, 2007	$9	$(1)	$(2)	$—	$6
Year ended December 31, 2006	8	2	(1)	—	9
Year ended December 31, 2005	6	4	(1)	(1)	8

Inventory valuation
Year ended December 31, 2007	$55	$(10)	$(6)	$—	$39
Year ended December 31, 2006	55	(7)	7	—	55
Year ended December 31, 2005	47	8	—	—	55

Deferred tax asset valuation
Year ended December 31, 2007	$42	$(5)	$3	$—	$40
Year ended December 31, 2006	24	(4)	22	—	42
Year ended December 31, 2005	25	—	(1)	—	24

Index of Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. (Exhibits designated with an asterisk are filed with this report; all other exhibits are incorporated by reference.)

Exhibit No.		Description

2		Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to Pactiv Corporation’s Current Report on Form 8-K dated November 11, 1999, File No. 1-15157).
3.1		Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
3.2		Amended and Restated By-laws of the registrant adopted July 12, 2007 (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Current Report on Form 8-K dated July 13, 2007, File No. 1-15157).
4.1		Specimen Stock Certificate of Pactiv Corporation Common Stock (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(a)	Qualified Offer Plan Rights Agreement, dated as of November 4, 1999, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(b)	Amendment No. 1 to Rights Agreement, dated as of November 7, 2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit 4.4(a) to Pactiv Corporation’s Registration Statement on Form S-8, File No. 333-101121).
4	.3(a)	Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.’s Registration Statement on Form S-4, File No. 333-82923).
4	.3(b)	First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(c)	Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(d)	Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(e)	Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(f)	Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(g)	Sixth Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).

Exhibit No.		Description

4	.3(h)	Seventh Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).
4.4		Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
9		None.
10.1		Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.1 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.2		Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.3		Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 1999, File No. 1-12387).
10.4		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.5		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.6		Amended and Restated Change in Control Severance Benefit Plan for Key Executives as of December 31, 2006 (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157) (superseding Pactiv Corporation Change in Control Severance Benefit Plan for Key Executives as of February 29, 2005).
10.7		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.8		Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 10.11 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.9		Employment Agreement, dated as of February 291, 1997, by and between Richard L. Wambold and Tenneco Inc. (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.10		Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation’s Registration Statement on Form S-8, File No. 333-101121).
10.11		Credit Agreement, dated as of April 19, 2006, among the registrant, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N. A., as Syndication Agent and L/C Issuer, BNP Paribas, Suntrust Bank, and Citibank, N. A., Inc., as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-15157).
10.12		Pactiv Corporation Defined Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
10.13		Form Pactiv Corporation Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

Exhibit No.			Description

	10.14		Form of Pactiv Corporation Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.18 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
	10.15		Summary of Compensation Arrangements of Directors (incorporated herein by reference to Exhibit 10.19 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-15157).
	10.16		Summary of Named Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
	10.17		Stock Purchase agreement dated as of June 23, 2005, among Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Current Report on Form 8-K dated June 23, 2005, File No. 1-15157).
	10.18		Receivables Purchase Agreement, dated as of December 21, 2006, among the registrant and Atlantic Asset Securitization LLC and Calyon New York Branch, as agent for Purchasers (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157).
	10.19		Agreement and Plan of Merger dated April 10, 2007, among Pactiv Corporation, Meadow Acquisition Corp., Prairie Packaging, Inc., Earl W. Shapiro, and Benjamin M. Shapiro (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation’s Current Report on Form 8-K dated April 12, 2006, File No. 1-15157).
	10.20		Continuing Agreement for Standby Letters of Credit between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
	10.21		Credit Agreement between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
	11		None.
	12		None.
	13		None.
	14		Code of Ethical Conduct for Financial Managers (posted to company’s website, www.pactiv.com) in accordance with Item 406(c) (2) of Regulation S-K.
	15		None.
	16		None.
	18		None.
*	21		List of subsidiaries of Pactiv Corporation.
	22		None.
*	23		Consent of Ernst & Young LLP.
*	24		Powers of Attorney for the following directors of Pactiv Corporation: Larry D. Brady, K. Dane Brooksher, Robert J. Darnall, Mary R. (Nina) Henderson, N. Thomas Linebarger, Roger B. Porter, and Norman H. Wesley.
*	31.1		Rule 13a-14(a)/15d-14(a) Certification.
*	31.2		Rule 13a-14(a)/15d-14(a) Certification.
*	*32	.1	Section 1350 Certification.
*	*32	.2	Section 1350 Certification.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the Hundersigned, thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ Richard L. Wambold
     Richard L. Wambold
     Chairman, President and
     Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard L. Wambold Richard L. Wambold	Chairman, President, Chief Executive Officer and Director (principal executive officer)	February 29, 2008

/s/ Andrew A. Campbell Andrew A. Campbell	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 29, 2008

/s/ Larry D. Brady* Larry D. Brady	Director	February 29, 2008

/s/ K. Dane Brooksher* K. Dane Brooksher	Director	February 29, 2008

/s/ Robert J. Darnall* Robert J. Darnall	Director	February 29, 2008

/s/ Mary R. (Nina) Henderson* Mary R. (Nina) Henderson	Director	February 29, 2008

/s/ N. Thomas Linebarger* N. Thomas Linebarger	Director	February 29, 2008

/s/ Roger B. Porter* Roger B. Porter	Director	February 29, 2008

/s/ Norman H. Wesley* Norman H. Wesley	Director	February 29, 2008

*By: /s/ Joseph E. Doyle Joseph E. Doyle Attorney-in-fact		February 29, 2008