Form 10-Q
period 2008-03-31
PACTIV CORP
filed 2008-05-06
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-15157

PACTIV CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2552989 (I.R.S. Employer Identification No.)

1900 West Field Court Lake Forest, Illinois (Address of principal executive offices)	60045 (Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 130,785,413 as of April 30, 2008. (See Notes to Financial Statements.)

*	No response to this item is included herein because either it is inapplicable or there is nothing to report.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

Consolidated Statement of Income

	Three months ended March 31,
(In millions, except share and per-share data)	2008	2007

Sales	$808	$677
Costs and expenses
Cost of sales, excluding depreciation and amortization	598	471
Selling, general, and administrative	71	66
Depreciation and amortization	46	36
Other	—	1
Restructuring and other	14	—

	729	574
Operating income	79	103
Other income (expense)
Interest income	1	2
Interest expense, net of interest capitalized	(27)	(18)

Income before income taxes	53	87
Income-tax expense	18	30

Income from continuing operations	35	57
Loss from discontinued operations, net of tax	(1)	—

Net income	$34	$57

Earnings per share
Weighted-average number of shares of common stock outstanding
Basic	130,593,232	131,706,830
Diluted	132,107,033	133,538,777
Basic earnings per share of common stock
Continuing operations	$0.26	$0.43
Discontinued operations	—	—

Total	$0.26	$0.43

Diluted earnings per share of common stock
Continuing operations	$0.26	$0.43
Discontinued operations	—	—

Total	$0.26	$0.43

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Financial Position

	March 31,	December 31,
(In millions, except share data)	2008	2007

Assets
Current assets
Cash and temporary cash investments	$52	$95
Accounts and notes receivable
Trade, less allowances of $8 and $6 at the respective dates	266	254
Other	19	19

Total accounts and notes receivable	285	273
Inventories
Finished goods	245	195
Work in process	56	56
Raw materials	85	73
Other materials and supplies	48	45

Total inventories	434	369

Deferred income-tax assets	44	46

Other	14	14

Total current assets	829	797

Property, plant, and equipment, net	1,270	1,264

Other assets
Goodwill	1,122	1,123
Intangible assets, net	416	423
Other	207	158

Total other assets	1,745	1,704

Total assets	$3,844	$3,765

Liabilities and shareholders’ equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$1	$—
Accounts payable	204	162
Taxes accrued	56	58
Interest accrued	29	23
Accrued promotions, rebates, and discounts	59	67
Accrued payroll and benefits	57	80
Other	76	68
Liabilities from discontinued operations	—	2

Total current liabilities	482	460

Long-term debt	1,554	1,574

Deferred income taxes	239	219

Pension and postretirement benefits	151	147

Other	91	94

Noncurrent liabilities related to discontinued operations	29	32

Minority interest	13	13

Shareholders’ equity
Common stock — $0.01 par value, 350,000,000 shares authorized, 130,782,233 and 130,439,873 shares issued and outstanding, after deducting 41,000,944 and 41,343,304 shares held in treasury, at the respective dates	1	1
Premium on common stock and other capital surplus	686	683
Accumulated other comprehensive income (loss)
Currency translation adjustment	30	26
Pension and postretirement plans	(881)	(894)
Gain on derivatives	6	8
Retained earnings	1,443	1,402

Total shareholders’ equity	1,285	1,226

Total liabilities and shareholders’ equity	$3,844	$3,765

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Cash Flows

For the three months ended March 31 (In millions)	2008	2007

Operating activities
Net income	$34	$57
Less loss from discontinued operations	1	—

Income from continuing operations	35	57
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46	36
Deferred income taxes	8	9
Restructuring and other	12	—
Pension income	(12)	(13)
Noncash compensation expense	5	2
Net working capital	(64)	(58)
Other	(1)	9

Cash provided by operating activities — continuing operations	29	42
Cash used by operating activities — discontinued operations	(5)	—

Cash provided by operating activities	$24	$42

Investing activities
Expenditures for property, plant, and equipment	(47)	(24)
Net proceeds from the sale of a business or assets	—	1
Other investing activities	1	—

Cash used by investing activities	$(46)	$(23)

Financing activities
Issuance of common stock	1	12
Purchase of common stock	(2)	(100)
Revolving-credit facility payment	(20)	—
Other	(1)	13

Cash used by financing activities	$(22)	$(75)

Effect of foreign-exchange rate changes on cash and temporary cash investments	1	—

Decrease in cash and temporary cash investments	(43)	(56)
Cash and temporary cash investments, January 1	95	181

Cash and temporary cash investments, March 31	$52	$125

The accompanying notes to the financial statements are an integral part of this statement.

Notes to Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The consolidated statement of income for the three-month period ended March 31, 2008, and 2007, the condensed consolidated statement of financial position at March 31, 2008, and the condensed consolidated statement of cash flows for the three-month period ended March 31, 2008, and 2007, are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods and at the dates indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv’s Form 10-K for the year ended December 31, 2007, which may be found at www.pactiv.com, under the Investor Relations link, in the subsection entitled “SEC Filings,” or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior-year financial information to conform with current-year presentation.

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

Accounts and Notes Receivable

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position. Related proceeds are included in cash provided by operating activities in the statement of cash flows. Receivables aggregating $90 million were sold at March 31, 2008, while no receivables were sold at March 31, 2007. Discounts and fees related to such sales were $1 million for the three-month period ended March 31, 2008, and immaterial for the same period in 2007. These expenses are included in other expense in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

Changes in Accounting Principles

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions. We adopted FIN No. 48 on January 1, 2007. See Note 14 for additional information.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of SFAS Nos. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of defined-benefit postretirement plans as assets or liabilities in their statement of financial position. In this connection, previously disclosed but unrecognized gains or losses, prior-service costs or credits, and transition assets or obligations must be recognized upon adoption as a component of accumulated other comprehensive income, net of applicable taxes. SFAS No. 158 also requires that additional disclosures be provided in the notes to the financial statements regarding the impact on net periodic-benefit costs of delaying the recognition of gains or losses, prior-service costs or credits, and transition assets or obligations. These changes became effective for fiscal years ending after December 15, 2006. In addition, effective for fiscal years ending after December 15, 2008, SFAS No. 158 precludes companies from using other than their fiscal year-end date to measure plan assets and obligations.

We adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006. We recorded a charge to accumulated other comprehensive income of $41 million upon adoption. We adopted the measurement provisions of SFAS No. 158 on January 1, 2008, using the transition method based on the data as of our September 30, 2007 measurement date. As a result, we increased other comprehensive income and retained earnings each by $7 million after tax.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require the use of any new fair-value measurements, clarifies the application of other accounting pronouncements that require or permit fair-value measurements. SFAS No. 157 was effective as of January 1, 2008, and did not have a material effect on our financial statements upon adoption and as of March 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. SFAS No. 159 expands the use of fair-value measurement, but does not eliminate disclosure requirements of other accounting standards, including SFAS No. 157. SFAS No. 159 was effective January 1, 2008, and it did not impact our financial statements upon adoption and as of March 31, 2008. We did not choose to measure any financial instruments at fair value as permitted under the statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value using the acquisition method of accounting, but it changes the application of the acquisition method in a number of significant ways. In this regard, the pronouncement requires that (1) acquisition-related costs generally be expensed as incurred, (2) noncontrolling interests be recorded at fair value, (3) in-process research and development costs be recorded at fair value as an indefinite-lived intangible asset, (4) restructuring costs associated with a business combination generally be expensed subsequent to the date of such a combination, and (5) changes in valuation allowances on deferred-tax assets and income-tax uncertainties after the acquisition date generally be recorded as income-tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations that occur in fiscal years beginning after December 15, 2008, with the exception of accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends

SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also be subject to the provisions of SFAS No. 141(R). We are currently reviewing SFAS No. 141(R), and evaluating the potential impact of its adoption on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS No. 160 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires that noncontrolling (minority) interests be recognized as equity (but separate from parents’ equity) in consolidated financial statements, and that net earnings related to noncontrolling interests be included in consolidated net income, but identified separately on the face of the income statement. SFAS No. 160 also amends some of ARB No. 51’s consolidation procedures, and expands disclosure requirements regarding the interests of parents and noncontrolling interests. We are currently reviewing SFAS No. 160, and evaluating the impact of its adoption on our financial statements.

Note 3.	Restructuring and Other

In the first quarter of 2008, we commenced the implementation of a cost-reduction program which includes the consolidation of two small facilities, asset rationalizations, and headcount reductions. We will take a related charge of approximately $10 million after tax (earnings-per-share reduction of $0.08), the majority of which ($9 million after tax, or $0.07 earnings-per-share impact) was recorded in the first quarter of 2008. Approximately $5 million of the charge will be noncash in nature.

Cash payments related to restructuring and other actions totaled $1 million after tax for the three-month period ended March 31, 2008.

Information related to restructuring and associated actions is included in the following table.

		Asset
(In millions)	Severance	write-offs	Total

Accrued restructuring balance at January 1, 2008	$—	$—	$—
Additions/adjustments to the account
Consumer Products	1	4	5
Foodservice/Food Packaging	6	2	8
Other	1	—	1

Total additions/adjustments	8	6	14
Cash payments	(1)	—	(1)
Charges against asset accounts	—	(6)	(6)

Accrued restructuring balance at March 31, 2008	$7	$—	$7

Restructuring costs at March 31, 2008
Consumer Products	$1	$4	$5
Foodservice/Food Packaging	6	2	8
Other	1	—	1

Total	$8	$6	$14

Projected total restructuring costs
Consumer Products	$1	$6	$7
Foodservice/Food Packaging	6	3	9
Other	1	—	1

Total	$8	$9	$17

Note 4.	Discontinued Operations

On October 12, 2005, we completed the sale of most of our protective- and flexible-packaging businesses to Pregis Corporation for $523 million. Amounts recorded in our financial statements related to those businesses are classified as being applicable to discontinued operations.

Liabilities related to discontinued operations totaled $29 million at March 31, 2008, and $34 million at December 31, 2007.

Note 5.	Business Combination

On June 5, 2007, we acquired 100% of the stock of Prairie for $1 billion in cash. Prairie manufactures a broad range of tableware and foodservice products, including drink cups, portion cups, containers, cutlery, plates, and bowls, which are sold to a relatively small number of customers. Prairie has five manufacturing facilities in the U.S. and employs approximately 1,600 people. This acquisition broadens our consumer and foodservice product offerings. The results of Prairie’s operations have been included in the consolidated financial statements as of the date of acquisition.

The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their respective fair values in accordance with requirements of SFAS No. 141. Goodwill and other intangible assets recorded in connection with the acquisition totaled $590 million and $206 million, respectively, and all of the goodwill is expected to be deductible for tax purposes. Recorded intangible assets pertain to customer relationships and are being amortized over a 15-year period.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(In millions)

Current assets	$138
Property, plant, and equipment	164
Intangible assets	206
Goodwill	590

Total assets acquired	1,098

Current liabilities	77
Long-term liabilities	6

Total liabilities assumed	83

Net assets acquired	$1,015

Note 6.	Long-Term Debt and Financing Arrangements

On June 20, 2007, we issued $250 million of senior notes due in 2012, bearing interest at 5.875%, and $250 million of senior notes due in 2018, with a coupon of 6.4%. The proceeds were used to repay short-term debt incurred in connection with our acquisition of Prairie. Interest on the notes will be paid semi-annually in arrears on January 15 and July 15 of each year. In order to mitigate the risk of interest-rate changes during the period from the date the agreement to acquire Prairie was signed to the date the notes used to finance the acquisition were issued, we entered into interest-rate swap agreements on April 24, 2007, on $250 million of the debt. The swaps were terminated on June 20, 2007, resulting in a gain of $9 million. The gain is being recorded as a reduction of interest expense over the average life of the underlying debt. Including underwriting fees, discounts, and other issuance costs, and the value of the interest-rate hedges, the effective interest rate of the 2012 and 2018 notes is 5.75% and 6.26%, respectively.

In addition, we have a variable-interest-rate revolving-credit facility, and borrowings under this facility totaled $280 million at March 31, 2008. At that date, the fair value of this debt was equal to the outstanding balance.

As a part of the Prairie acquisition, we assumed Prairie’s liability for amounts ($5 million) borrowed from the Illinois Department Finance Authority (IDFA), which were funded by industrial development revenue bonds issued by the IDFA. This debt will mature on December 1, 2010, and bears interest at varying rates (2.7% as of March 31, 2008) not to exceed 12% per annum.

Note 7.	Goodwill and Intangible Assets

The carrying value of goodwill at March 31, 2008, and December 31, 2007, are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, December 31, 2007	$286	$837	$1,123
Foreign-currency translation adjustment	—	(1)	(1)

Balance, March 31, 2008	$286	$836	$1,122

Intangible assets are summarized in the following table.

	March 31, 2008		December 31, 2007
	Carrying	Accumulated	Carrying	Accumulated
(In millions)	value	amortization	value	amortization

Intangible assets subject to amortization
Patents	$87	$66	$87	$64
Customer relationships	206	11	206	8
Other	148	77	148	75

	441	154	441	147
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$570	$154	$570	$147

Intangible assets aggregating $206 million were recorded in connection with the acquisition of Prairie and are being amortized over a 15-year period for both book and tax purposes. Amortization expense for intangible assets was $7 million for the three months ended March 31, 2008, and $3 million for the three months ended March 31, 2007. Amortization expense is estimated to total $27 million for 2008, $26 million for 2009, $25 million for 2010, $24 million for 2011, and $20 million for 2012.

Note 8.	Property, Plant, and Equipment, Net

	March 31,	December 31,
(In millions)	2008	2007

Original cost
Land, buildings, and improvements	$665	$662
Machinery and equipment	1,733	1,720
Other, including construction in progress	185	152

	$2,583	$2,534
Less accumulated depreciation and amortization	(1,313)	(1,270)

Net property, plant, and equipment	$1,270	$1,264

Capitalized interest was $1 million for the three months ended March 31, 2008, and was not material for the three months ended March 31, 2007.

Note 9.	Common Stock

Earnings Per Share

Earnings from continuing operations per share of common stock outstanding were computed as follows:

	Three months ended March 31,
(In millions, except share and per-share data)	2008	2007

Basic earnings per share
Income from continuing operations	$35	$57

Weighted-average number of shares of common stock outstanding	130,593,232	131,706,830

Basic earnings from continuing operations per share	$0.26	$0.43

Diluted earnings per share
Income from continuing operations	$35	$57

Weighted-average number of shares of common stock outstanding	130,593,232	131,706,830
Effect of dilutive securities
Stock options	808,961	1,396,113
Performance shares	702,443	433,113
Restricted shares	2,397	2,721

Weighted-average number of shares of common stock outstanding, including dilutive securities	132,107,033	133,538,777

Diluted earnings from continuing operations per share	$0.26	$0.43

In the first quarter of 2008, we acquired 75,218 shares of our common stock at an average price of $26.38 per share, representing a total outlay of $1,984,298. In the same period of 2007, we acquired 3,076,700 shares of our common stock at an average price of $32.65 per share, for a total outlay of $100 million.

Grantor Trust

In November 1999, we established a grantor trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This so-called “rabbi trust” is designed to assure the payment of deferred-compensation and supplemental-pension benefits. These shares are not considered outstanding for purposes of financial reporting.

Note 10.	Segment Information

We report the results of our segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our three segments are Consumer Products, Foodservice/Food Packaging, and Other. See Note 1 for additional details.

The following table sets forth certain segment information.

	Consumer	Foodservice/Food
(In millions)	Products	Packaging	Other		Total

For the three months ended March 31, 2008
Sales to external customers	$290	$518	$—		$808
Operating income	30	47	2	(b)	79	(a)
Total assets	1,325	2,218	301	(c)	3,844
For the three months ended March 31, 2007
Sales to external customers	$247	$430	$—		$677
Operating income (loss)	54	50	(1	)(b)	103
Total assets	1,007	1,475	210	(c)	2,692

(a)	Includes restructuring and other charges of $14 million (see Note 3 for details by segment).

(b)	Includes pension-plan income and unallocated corporate expenses.

(c)	Includes administrative-service operations.

Note 11.	Comprehensive Income (Loss)

Details of total comprehensive income (loss) are shown below.

	Three months ended March 31,
(In millions)	2008	2007

Net income	$34	$57
Other comprehensive income (loss)
Pension and postretirement plans	13	7
Net currency-translation gain (loss)	4	(2)
Loss on derivatives	(2)	—

Total comprehensive income	$49	$62

Note 12.	Pension Plans and Other Postretirement Benefits

The impact of pension plans on pretax income was as follows:

	Three months ended March 31,
(In millions)	2008	2007

Components of net periodic-benefit income (expense)
Service cost of benefits earned	$(4)	$(4)
Interest cost of benefit obligations	(60)	(57)
Expected return on plan assets	87	86
Amortization of unrecognized net losses	(11)	(12)

Total net periodic-benefit income	$12	$13

We have postretirement health-care and life-insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. These postretirement plans are not funded, and we reserve the right to change them.

Upon the adoption of the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006, we recorded a charge to accumulated other comprehensive income of $41 million. We adopted the measurement provisions of SFAS No. 158 on January 1, 2008, using the transition method based on data as of our September 30, 2007 measurement date. As a result, we increased other comprehensive income and retained earnings each by $7 million after tax.

Note 13.	Contingencies

Litigation

We have been named as a defendant in multiple lawsuits, currently covering 1,044 plaintiffs, pending in the United States District Court for the Middle District of Alabama. All of these plaintiffs are represented by the same group of law firms. The plaintiffs are seeking unspecified damages based on allegations that they experienced personal injuries (including wrongful death) and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to which a predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. We have reached a tentative settlement with the plaintiffs, pursuant to which we will pay $4.8 million in exchange for a full and final release from all liabilities. Prior to 2008, we recorded a liability equal to the full settlement amount.

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

Note 14.	Income Taxes

Total gross unrecognized income-tax benefits were $52 million as of March 31, 2008, and $53 million as of December 31, 2007. The total amount of unrecognized income-tax benefits that, if recognized, would favorably impact our effective tax rate for continuing operations in future periods was $24 million at March 31, 2008, and $26 million at December 31, 2007. As of March 31, 2008, it is reasonably possible that the amount of unrecognized income-tax benefits may increase or decrease during the following twelve months. However, it is not expected that any such changes, individually or in total, would significantly affect our operating results or financial condition.

It is our continuing practice to record accruals for interest and penalties related to income-tax matters as income-tax expense. Such accruals totaled $9 million as of March 31, 2008, and $8 million as of December 31, 2007. Expense recorded in the first quarter of 2008 for interest and penalties for continuing operations was immaterial.

At March 31, 2008, and December 31, 2007, total gross unrecognized income-tax benefits included $14 million related to discontinued operations, all of which, if recognized, would impact income from discontinued operations in future periods. Expense recorded in the first quarter of 2008 for interest and penalties for discontinued operations was immaterial.

In connection with the adoption of SFAS No. 123(R), we elected to use the simplified method in calculating our additional paid-in capital pool, as described in FASB Staff Position No. FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts totaled $2 million for the three months ended March 31, 2008.

The preceding notes are an integral part of the foregoing financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

Financial statements for all periods presented in this report were prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per-share information is presented on a diluted basis unless otherwise noted. Certain reclassifications have been made to prior-year financial information to conform to current-year presentation.

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

Restructuring and Other

In the first quarter of 2008, we commenced the implementation of a cost-reduction program, which includes the consolidation of two small facilities, asset rationalizations, and headcount reductions. The program is expected to increase after-tax earnings by $7 million, or $0.05 per share, in 2008, and $13 million, or $0.10 per share, on an annualized basis. We will take a related charge of approximately $10 million after tax (earnings-per-share reduction of $0.08), the majority of which ($9 million after tax, or $0.07 earnings-per-share impact) was recorded in the first quarter of 2008. Approximately $5 million of the charge will be noncash in nature.

Cash payments related to restructuring and other actions totaled $1 million after tax for the three-month period ended March 31, 2008.

Information related to restructuring and associated actions is included in the following tables.

		Asset
(In millions)	Severance	write-offs	Total

Accrued restructuring balance at January 1, 2008	$—	$—	$—

Additions/adjustments to the account
Consumer Products	1	4	5
Foodservice/Food Packaging	6	2	8
Other	1	—	1

Total additions/adjustments	8	6	14
Cash payments	(1)	—	(1)
Charges against asset accounts	—	(6)	(6)

Accrued restructuring balance at March 31, 2008	$7	$—	$7

		Asset
(In millions)	Severance	write-offs	Total

Restructuring costs at March 31, 2008
Consumer Products	$1	$4	$5
Foodservice/Food Packaging	6	2	8
Other	1	—	1

Total	$8	$6	$14

Projected total restructuring costs
Consumer Products	$1	$6	$7
Foodservice/Food Packaging	6	3	9
Other	1	—	1

Total	$8	$9	$17

Three Months Ended March 31, 2008, Compared with Three Months Ended March 31, 2007

Significant Trends

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 10% higher in the first quarter of 2008 than in the same period of 2007. Average industry prices for polyethylene rose 39% in the first quarter of 2008, compared with the same period in 2007. Oil prices are currently near their historic highs, and we expect that resin costs will continue to be a source of volatility for us. Over time, we have been able to raise selling prices in many areas of our business to mitigate the effect of resin-cost increases. We continue to closely monitor the resin marketplace and will respond quickly to any raw-material cost increases.

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

The acquisition of Prairie positively impacted our overall sales, volume, and operating income. However, due to the integration of Prairie into our other businesses, we are unable to quantify the precise dollar effect on our overall results.

Sales

	Three months		Increase
	ended March 31,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$290	$247	$43	17.4%
Foodservice/Food Packaging	518	430	88	20.4

Total	$808	$677	$131	19.4%

Total sales increased 19%, reflecting higher volume (17%) and average selling prices (1%), as well as the effect of favorable changes in foreign-currency exchange rates (1%). The volume growth was driven primarily by the acquisition of Prairie.

Sales for Consumer Products rose 17%, reflecting volume growth of 22%, offset partially by a 5% decline in net pricing. The volume growth, which was driven primarily by sales of Prairie products, also reflected growth in most of the segment’s other product lines. The decline in net pricing resulted from an increase in trade promotional expense compared with a relatively low level of trade promotional expense a year ago. This increase was partially offset by lower advertising and promotional expense, which is recorded in selling, general, and administrative expense.

Foodservice/Food Packaging sales increased 20%, reflecting volume growth of 15%, average selling-price increases of 4%, and favorable foreign-currency exchange-rate effects of 1%. The growth in volume was driven by the Prairie acquisition, offset partially by a modest decline in volume in our base business due to softness in market demand.

Operating Income

	Three months		Increase
	ended March 31,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$30	$54	$(24)	(44.4)%
Foodservice/Food Packaging	47	50	(3)	(6.0)
Other	2	(1)	3

Total	$79	$103	$(24)	(23.3)%

The decline in total operating income was driven by a $23 million reduction in the spread between selling prices and raw-material costs (spread), restructuring charges of $14 million, higher acquisition-related depreciation ($9 million) and selling, general, and administrative (SG&A) expense ($5 million), and higher operating costs ($6 million), offset, in part, by the impact of volume growth ($32 million).

The following table shows the impact of restructuring and other charges on 2008 operating income by segment.

	Operating income - Three months ended March 31, 2008
	GAAP	Restructuring and	Excluding restructuring
(In millions)	basis	other charges	and other charges

Consumer Products	$30	$5	$35
Foodservice/Food Packaging	47	8	55
Other	2	1	3

Total	$79	$14	$93

We believe that focusing on operating income excluding the effect of restructuring and other charges is a meaningful alternative way of evaluating our operating results. The restructuring and other charges relate to actions that will have an ongoing effect on our company. Considering such charges as being only applicable to the periods in which they are recognized could make our operating performance in those periods more difficult to evaluate relative to other periods in which there are no such charges. We use operating income excluding restructuring and other charges to evaluate operating performance and, along with other factors, in determining management compensation.

The following table shows operating income excluding restructuring and other charges.

	Three months		Increase
	ended March 31,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$35	$54	$(19)	(35.2)%
Foodservice/Food Packaging	55	50	5	10.0
Other	3	(1)	4

Total	$93	$103	$(10)	(9.7)%

The decline in total operating income was driven by a $23 million reduction in spread, higher acquisition-related depreciation ($9 million) and SG&A ($5 million) expense, and higher operating costs ($6 million), offset, in part, by the impact of volume growth ($32 million).

The decline in operating income for Consumer Products was driven mainly by a decline in spread ($29 million), offset partially by volume growth ($14 million).

The increase in operating income for Foodservice/Food Packaging was due to volume growth ($18 million) and favorable spread ($6 million), offset, in part, by higher SG&A ($10 million) and depreciation ($7 million) expense.

The improvement in Other operating income was due mainly to lower SG&A spending.

Income from Continuing Operations

We recorded income from continuing operations of $35 million, or $0.26 per share, compared with $57 million, or $0.43 per share, in 2007. The decline was driven primarily by a decrease in operating income of $15 million (which included restructuring costs of $9 million) and an increase in interest expense of $6 million, related to the financing of the Prairie acquisition.

Liquidity and Capital Resources

Capitalization

	March 31,	December 31,	Increase
(In millions)	2008	2007	(decrease)

Short-term debt, including current maturities of long-term debt	$1	$—	$1
Long-term debt	1,554	1,574	(20)

Total debt	1,555	1,574	(19)
Minority interest	13	13	—
Shareholders’ equity	1,285	1,226	59

Total capitalization	$2,853	$2,813	$40

Ratio of total debt to total capitalization	54.5%	56.0%

Shareholders’ equity increased $59 million from December 31, 2007, to March 31, 2008, as detailed below.

(In millions)

Shareholders’ equity at December 31, 2007	$1,226
Increase (decrease)
Change in pension and postretirement plans	13
Foreign-currency translation adjustments	4
Loss on derivatives	(2)
Adoption of SFAS No. 158 (1) measurement date change	7
Stock repurchases	(2)
Net income	34
Stock-based compensation and common stock issued in connection with stock-option exercises	5

Shareholders’ equity at March 31, 2008	$1,285

(1)	Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of SFAS Nos. 87, 88, 106, and 132(R).”

Cash Flows

	Three months
	ended March 31,		Increase
(In millions)	2008	2007	(decrease)

Cash provided (used) by:
Operating activities	$24	$42	$(18)
Investing activities	(46)	(23)	(23)
Financing activities	(22)	(75)	53

The decrease in cash provided by operating activities was driven primarily by increases in accounts receivable ($40 million) and inventories ($20 million), decreases in accrued interest ($12 million) and lower income from continuing operations ($22 million), offset partially by an increase in accounts payable ($50 million), and higher depreciation ($10 million) and restructuring expenses ($12 million).

The increase in cash used by investing activities of $23 million primarily reflected amounts spent on capital expenditures to support growth in cups and cutlery.

Cash used by financing activities in 2008 was driven by the repayment of long-term revolving debt ($20 million) and the purchase of common stock ($2 million), offset partially by the issuance of common stock ($1 million). Cash used by financing activities in 2007 primarily reflected the repurchase of company stock ($100 million), offset partially by the cash-tax benefit of stock-option exercises ($17 million) and by the issuance of company stock in connection with stock-option exercises ($12 million).

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $91 million at March 31, 2008. It is anticipated that the majority of these expenditures will be funded over the next nine months from existing cash and short-term investments and internally generated cash.

Contractual Obligations

There was no material change in the company’s aggregate contractual obligations since December 31, 2007.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving-credit facility of $750 million, under which $280 million was outstanding at March 31, 2008. We were in full compliance with the financial and other covenants of our revolving-credit agreement at the end of the period. We also use an asset-securitization facility as a form of off-balance-sheet financing. At March 31, 2008, $90 million was securitized under this facility, and $110 million was securitized at December 31, 2007.

We have pension plans that cover substantially all of our employees. Funding of the qualified U.S. pension plan is determined by requirements of the Pension Protection Act of 2006 (PPA), which is effective for plan years beginning after December 31, 2007. The PPA changes the way that plan funding and contribution timing is determined. Based on PPA funding requirements, performance of investments of the plan, and interest — rate movements, we may, from time to time, make cash contributions to the plan. We do not expect that any potential cash contributions will have a material adverse effect on our financial position. However, such contributions could have a material effect on our cash flow in a particular period.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facility and asset-securitization program will be sufficient to meet current and future liquidity and capital requirements.

Changes in Accounting Principles

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require the use of any new fair-value measurements, clarifies the application of other accounting pronouncements that require or permit fair-value measurements. SFAS No. 157 was effective as of January 1, 2008, and did not have a material effect on our financial statements upon adoption and as of March 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. SFAS No. 159 expands the use of fair-value measurement, but does not eliminate disclosure requirements of other accounting standards, including SFAS No. 157. SFAS No. 159 was effective January 1, 2008, and it did not impact our financial statements upon adoption and as of March 31, 2008. We did not choose to measure any financial instruments at fair value as permitted under the statement.

We adopted the measurement provisions of SFAS No. 158 on January 1, 2008, using the transition method, based on data from our September 30, 2007, measurement date. As a result, we increased other comprehensive income and retained earnings each by $7 million after tax.

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

See “Risk Factors” section (Item 1A) in our most recently filed Securities and Exchange Commission (SEC) Form 10-K and Part II (Item 1A) of this report for some of the factors that we believe could cause our actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include the following:

•	Changes in consumer demand and selling prices for our products, including new products that our competitors or we may introduce that could impact sales and margins.

•	Material substitutions and changes in costs of raw materials, including plastic resins, labor, utilities, or transportation that could impact our expenses and margins.

•	Changes in laws or governmental actions, including changes in regulations such as those relating to air emissions or plastics generally.

•	The availability or cost of capital could impact growth or acquisition opportunities.

•	Workforce factors such as strikes or other labor interruptions.

•	The general economic, political, and competitive conditions in countries in which we operate, including currency fluctuations and other risks associated with operating outside of the U.S.

•	Changes in (1) assumptions regarding the long-term rate of return on pension assets and other factors, (2) the discount rate, and (3) the level of amortization of actuarial gains and losses.

•	Changes in U.S. and/or foreign governmental regulations relating to pension-plan funding.

•	Changes enacted by the SEC, the FASB, or other regulatory or accounting bodies. See “Changes in Accounting Principles.”

•	Competition from producers located in countries that have lower labor and other costs.

•	Our ability to integrate new businesses that we have acquired and may acquire, or to dispose of businesses or business segments that we may wish to divest.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Commodity Derivatives

At times, we enter into natural gas purchase agreements with third parties, hedging a portion of future purchases of natural gas used in the production process at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. All agreements entered into in the fourth quarter of 2007 have expired. There were no agreements outstanding as of March 31, 2008.

Interest Rates

At March 31, 2008, we had public-debt securities of $1.276 billion outstanding, with fixed interest rates and maturities ranging from 4 to 19 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

In addition, we have a variable-interest-rate line of credit, against which we borrowed $280 million at March 31, 2008. The fair value of the debt at that date was equal to the outstanding balance.

As a part of the acquisition of Prairie Packaging Inc. (Prairie), we assumed Prairie’s liability for amounts ($5 million) borrowed from the Illinois Development Finance Authority (IDFA), which were funded by industrial development revenue bonds issued by the IDFA. The debt matures on December 1, 2010, and bears interest at varying rates (2.7% as of March 31, 2008), not to exceed 12% per annum.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest-rate risks.

	Maturities
(In millions, except percentages)	2010	2011	2012	Thereafter	Total

Fixed-rate debt			$250	$1,026	$1,276
Average interest rate			5.8%	7.7%	7.3%
Fair value			$262	$1,142	$1,404
Floating-rate debt	$5	$280			$285
Average interest rate	2.7%	4.4%			4.4%
Fair value	$5	$280			$285

Prior to our spin-off from Tenneco Inc., we entered into an interest-rate swap to hedge our exposure to interest-rate movements. We settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

In April 2007, we entered into interest-rate swap agreements to hedge the interest-rate risk related to $250 million of the debt expected to be issued in connection with the acquisition of Prairie. We entered into these swap agreements to mitigate the risk of interest-rate changes during the period from the date the agreement to acquire Prairie was signed to the date the notes used to finance the acquisition were issued. The swap agreements were terminated on June 20, 2007, resulting in a gain of $9 million. This gain is being recorded as a reduction of interest expense over the average life of the underlying debt.

In September 2007, we entered into an interest-rate swap agreement to hedge the risk of interest-rate volatility on $100 million of amounts due under our variable-interest-rate revolving-credit facility. This agreement will terminate in December 2008, and its fair value was a liability of $1.8 million.

ITEM 4.	Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of March 31, 2008.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

We have been named as a defendant in multiple lawsuits, currently covering 1,044 plaintiffs, pending in the United States District Court for the Middle District of Alabama. All of these plaintiffs are represented by the same group of law firms. The plaintiffs are seeking unspecified damages based on allegations that they experienced personal injuries (including wrongful death) and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to which a predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. We have reached a tentative settlement with the plaintiffs, pursuant to which we will pay $4.8 million in exchange for a full and final release from all liabilities. Prior to 2008, we recorded a liability equal to the full settlement amount.

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

There has been no material change in the risk factors disclosed in our Form 10-K for the year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2006, the board of directors approved the repurchase of 10 million shares of our common stock. As of March 31, 2008, the remaining number of shares authorized to be repurchased was 522,361. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share-repurchase authorization.

Stock repurchases in the first quarter of 2008 are shown in the following table.

			Total number of
			shares	Maximum
			purchased as	number of
			part of publicly	shares that may
	Total number	Average	announced	yet be purchased
	of shares	price paid	plans or	under plans or
Period	purchased	per share	programs	programs

January 2008	51,829	$25.94	51,829	545,750
February 2008	23,389	27.36	23,389	522,361

Total	75,218		75,218

ITEM 3-5.	None

ITEM 6.	Exhibits

Exhibits designated with an asterisk in the following index are furnished or filed herewith; all other exhibits are incorporated by reference.

Exhibit No.		Description

2		Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to Pactiv Corporation’s Current Report on Form 8-K dated November 11, 1999, File No. 1-15157).

3.1		Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

3.2		Amended and Restated By-laws of the registrant adopted July 12, 2007 (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Current Report on Form 8-K dated July 13, 2007, File No. 1-15157).

4.1		Specimen Stock Certificate of Pactiv Corporation Common Stock (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.2(a)	Qualified Offer Plan Rights Agreement, dated as of November 4, 1999, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.2(b)	Amendment No. 1 to Rights Agreement, dated as of November 7, 2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit 4.4(a) to Pactiv Corporation’s Registration Statement on Form S-8, File No. 333-101121).

4	.3(a)	Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.’s Registration Statement on Form S-4, File No. 333-82923).

4	.3(b)	First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(c)	Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(d)	Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(e)	Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(f)	Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(g)	Sixth Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).

4	.3(h)	Seventh Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).

Exhibit No.	Description

4.4	Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.1	Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.1 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).

10.2	Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).

10.3	Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 1999, File No. 1-12387).

10.4	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.5	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.6	Amended and Restated Change in Control Severance Benefit Plan for Key Executives as of December 31, 2006 (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157) (superseding Pactiv Corporation Change in Control Severance Benefit Plan for Key Executives as of March 1, 2005).

10.7	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.8	Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 10.11 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.9	Employment Agreement, dated as of March 11, 1997, by and between Richard L. Wambold and Tenneco Inc. (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.10	Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation’s Registration Statement on Form S-8, File No. 333-101121).

10.11	Credit Agreement, dated as of April 19, 2006, among the registrant, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, BNP Paribas, Suntrust Bank, and Citibank, N.A., as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation’s Quarterly Report on form 10-Q for the quarter ended March 31, 2006, File No. 1-15157).

10.12	Pactiv Corporation Defined Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.13	Form of Pactiv Corporation Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.14	Form of Pactiv Corporation Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.18 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.15	Summary of Compensation Arrangements of Directors (incorporated herein by reference to Exhibit 10.19 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-15157).

Exhibit No.		Description

10.16		Summary of Named Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.17		Stock Purchase agreement dated as of June 23, 2005, among Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Current Report on Form 8-K dated June 23, 2005, File No. 1-15157).

10.18		Receivables Purchase Agreement, dated as of December 21, 2006, among the registrant and Atlantic Asset Securitization LLC and Calyon New York Branch, as agent for Purchasers (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157).

10.19		Agreement and Plan of Merger dated April 10, 2007, among Pactiv Corporation, Meadow Acquisition Corp., Prairie Packaging, Inc., Earl W. Shapiro, and Benjamin M. Shapiro (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation’s Current Report on Form 8-K dated April 12, 2006, File No. 1-15157).

10.20		Continuing Agreement for Standby Letters of Credit between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).

10.21		Credit Agreement between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).

11		None.

15		None.

18		None.

19		None.

22		None.

23		None.

24		None.

*31	.1	Rule 13a-14(a)/15d-14(a) Certification.

*31	.2	Rule 13a-14(a)/15d-14(a) Certification.

**32	.1	Section 1350 Certification.

**32	.2	Section 1350 Certification.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ ANDREW A. CAMPBELL
Andrew A. Campbell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 6, 2008