Form 10-Q
period 2008-06-30
PACTIV CORP
filed 2008-08-01
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 130,918,430 as of July 31, 2008. (See Notes to Financial Statements.)

*	No response to this item is included herein because either it is inapplicable or there is nothing to report.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

Consolidated Statement of Income

	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per share data)	2008	2007	2008	2007

Sales	$951	$828	$1,759	$1,505
Costs and expenses
Cost of sales, excluding depreciation and amortization	704	588	1,302	1,059
Selling, general, and administrative	70	73	141	139
Depreciation and amortization	46	39	92	75
Other	—	—	—	1
Restructuring and other	2	—	16	—

	822	700	1,551	1,274
Operating income	129	128	208	231
Other income (expense)
Interest income	—	1	1	3
Interest expense, net of interest capitalized	(27)	(20)	(54)	(38)

Income before income taxes and minority interest	102	109	155	196
Income tax expense	38	39	56	69
Minority interest	—	1	—	1

Income from continuing operations	64	69	99	126
Discontinued operations, net of tax	(3)	1	(4)	1

Net income	$61	$70	$95	$127

Earnings per share
Weighted average number of shares of common stock outstanding
Basic	130,809,701	130,496,123	130,689,928	131,217,654
Diluted	131,980,485	132,285,645	132,083,402	133,034,842
Basic earnings per share of common stock
Continuing operations	$0.50	$0.52	$0.76	$0.95
Discontinued operations	(0.03)	0.01	(0.03)	0.01

Total	$0.47	$0.53	$0.73	$0.96

Diluted earnings per share of common stock
Continuing operations	$0.49	$0.52	$0.75	$0.94
Discontinued operations	(0.03)	0.01	(0.03)	0.01

Total	$0.46	$0.53	$0.72	$0.95

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Financial Position

	June 30,	December 31,
(In millions, except share data)	2008	2007

Assets
Current assets
Cash and temporary cash investments	$53	$95
Accounts and notes receivable
Trade, less allowances of $9 and $6 at the respective dates	338	254
Other	20	19

Total accounts and notes receivable	358	273

Inventories
Finished goods	238	195
Work in process	56	56
Raw materials	90	73
Other materials and supplies	52	45

Total inventories	436	369

Deferred income tax assets	44	46

Other	13	14

Total current assets	904	797

Property, plant, and equipment, net	1,262	1,264

Other assets
Goodwill	1,134	1,123
Intangible assets, net	410	423
Other	232	158

Total other assets	1,776	1,704

Total assets	$3,942	$3,765

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$199	$162
Taxes accrued	58	58
Interest accrued	21	23
Accrued promotions, rebates, and discounts	63	67
Accrued payroll and benefits	63	80
Other	79	68
Liabilities from discontinued operations	—	2

Total current liabilities	483	460

Long-term debt	1,555	1,574

Deferred income taxes	253	219

Pension and postretirement benefits	153	147

Other	88	94

Noncurrent liabilities related to discontinued operations	32	32

Minority interest	13	13

Shareholders’ equity
Common stock — $0.01 par value, 350,000,000 shares authorized, 130,836,680 and 130,439,873 shares issued and outstanding, after deducting 40,946,497 and 41,343,304 shares held in treasury, at the respective dates	1	1
Premium on common stock and other capital surplus	691	683
Accumulated other comprehensive income (loss)
Currency translation adjustment	36	26
Pension and postretirement plans	(874)	(894)
Gain (loss) on derivatives	7	8
Retained earnings	1,504	1,402

Total shareholders’ equity	1,365	1,226

Total liabilities and shareholders’ equity	$3,942	$3,765

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30 (In millions)	2008	2007

Operating activities
Net income	$95	$127
Less results from discontinued operations	4	(1)

Income from continuing operations	99	126
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities:
Depreciation and amortization	92	75
Deferred income taxes	19	10
Restructuring and other	11	—
Pension income	(25)	(25)
Noncash compensation expense	9	4
Net working capital	(130)	3
Other	(5)	6

Cash provided (used) by operating activities — continuing operations	70	199
Cash provided (used) by operating activities — discontinued operations	(6)	(6)

Cash provided (used) by operating activities	$64	$193

Investing activities
Expenditures for property, plant, and equipment	(86)	(52)
Acquisitions of businesses and assets	—	(1,021)
Net proceeds from the sale of a business or assets	—	1

Cash provided (used) by investing activities	$(86)	$(1,072)

Financing activities
Issuance of common stock	2	18
Purchase of common stock	(2)	(100)
Issuance of long-term debt, net of discounts	—	498
Retirement of long-term debt	—	(99)
Revolving credit facility borrowings	—	425
Revolving credit facility payment	(20)	—
Other	(2)	31

Cash provided (used) by financing activities	$(22)	$773

Effect of foreign-exchange rate changes on cash and temporary cash investments	2	1

Increase (decrease) in cash and temporary cash investments	(42)	(105)
Cash and temporary cash investments, January 1	95	181

Cash and temporary cash investments, June 30	$53	$76

The accompanying notes to the financial statements are an integral part of this statement.

Notes to Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The consolidated statement of income for the three- and six-month periods ended June 30, 2008, and 2007, the condensed consolidated statement of financial position at June 30, 2008, and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2008, and 2007, are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods and at the dates indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv’s Form 10-K for the year ended December 31, 2007, which may be found at www.pactiv.com, under the Investor Relations link, in the subsection entitled “SEC Filings,” or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior year financial information to conform with the current year presentation.

We acquired 100% of the stock of Prairie Packaging, Inc. (Prairie) on June 5, 2007. The results of Prairie’s operations have been included in the consolidated financial statements as of that date.

We have three reporting segments:

•	Consumer Products manufactures disposable plastic, foam, molded fiber, pressed paperboard, and aluminum packaging products, and sells them to customers such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks, such as Hefty®.

•	Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed paperboard, and molded fiber packaging products, and sells them to customers in the food distribution channel, who prepare and process food for consumption. Customers include foodservice distributors, restaurants, other institutional foodservice outlets, food processors, and grocery chains.

•	Other relates to corporate and administrative service operations and retiree benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets/liabilities are used.

Note 2.	Summary of Accounting Policies

For a complete discussion of our accounting policies, refer to Pactiv’s most recent filing on Form 10-K.

Accounts and Notes Receivable

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position. Related proceeds are included in cash provided by operating activities in the statement of cash flows. At June 30, 2008, and at June 30, 2007, receivables totaling $100 million were sold. Discounts and fees related to such sales were $1 million for the three-month period and $2 million for the six-month period ended June 30, 2008, and $1 million for the same periods in 2007. These expenses are included in “other expense” in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of SFAS Nos. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as assets or liabilities in their statement of financial position. In this connection, previously disclosed but unrecognized gains or losses, prior service costs or credits, and transition assets or obligations must be recognized upon adoption as a component of accumulated other comprehensive income, net of applicable taxes. SFAS No. 158 also requires that additional disclosures be provided in the notes to the financial statements regarding the impact on net periodic benefit costs of delaying the recognition of gains or losses, prior service costs or credits, and transition assets or obligations. These changes became effective for fiscal years ending after December 15, 2006. In addition, effective for fiscal years ending after December 15, 2008, SFAS No. 158 precludes companies from using other than their fiscal year end date to measure plan assets and obligations.

We adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006. We recorded a charge to accumulated other comprehensive income of $41 million upon adoption. We adopted the measurement provisions of SFAS No. 158 on January 1, 2008, using the transition method based on the data as of our September 30, 2007, measurement date. As a result, we increased “accumulated other comprehensive income” and “retained earnings” each by $7 million after tax.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require the use of any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective as of January 1, 2008, and did not have a material effect on our financial statements upon adoption and as of June 30, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. SFAS No. 159 expands the use of fair value measurement, but does not eliminate disclosure requirements of other accounting standards, including SFAS No. 157. SFAS No. 159 was effective January 1, 2008, and it did not impact our financial statements upon adoption and as of June 30, 2008. We did not choose to measure any financial instruments at fair value as permitted under the statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value using the acquisition method of accounting, but it changes the application of the acquisition method in a number of significant ways. In this regard, the pronouncement requires that (1) acquisition-related costs generally be expensed as incurred, (2) noncontrolling interests be recorded at fair value, (3) in-process research and development costs be recorded at fair value as an indefinite lived intangible asset, (4) restructuring costs associated with a business combination generally be expensed subsequent to the date of such a combination, and (5) changes in valuation allowances on deferred tax assets and income tax uncertainties after the acquisition date generally be recorded as income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations that occur in fiscal years beginning after December 15, 2008, with the exception of accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends

SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also be subject to the provisions of SFAS No. 141(R). We are currently reviewing SFAS No. 141(R), and evaluating the potential impact of its adoption on our financial statements.

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

In the first quarter of 2008, we began the implementation of a cost reduction program that includes the consolidation of two small facilities, asset rationalizations, and headcount reductions. In the first half of 2008, we recorded a charge of $10 million after tax, or $0.08 per share. Cash payments related to restructuring and other charges totaled $3 million after tax ($4 million pretax) for the six-month period ended June 30, 2008.

In July 2008, as part of the program, we sold one of the facilities for $8 million in cash. This will result in a gain in the third quarter of 2008 of approximately $3 million after tax ($5 million pretax). As a result, the entire program will be cash neutral. We expect the charge for the full program to be approximately $8 million after tax, or $0.06 per share.

Information related to restructuring and associated actions on a pretax basis is included in the following table.

		Asset
(In millions)	Severance	write-offs	Other (a)	Total

Accrued restructuring balance at March 31, 2008	$7	$—	$—	$7

Additions/adjustments to the account
Consumer Products	—	1	1	2
Foodservice/Food Packaging	—	—	—	—
Other	—	—	—	—

Total additions/adjustments	—	1	1	2
Cash payments	(2)	—	(1)	(3)
Charges against asset accounts	—	(1)	—	(1)

Accrued restructuring balance at June 30, 2008	$5	$—	$—	$5

Restructuring charges for the six months ended June 30, 2008
Consumer Products	$1	$5	$1	$7
Foodservice/Food Packaging	6	2	—	8
Other	1	—	—	1

Total	$8	$7	$1	$16

Projected total restructuring costs
Consumer Products	$1	$7	$(4)	$4
Foodservice/Food Packaging	6	2	—	8
Other	1	—	—	1

Total	$8	$9	$(4)	$13

(a)	Consists principally of asset removal and transfer costs. Projected costs also include a gain on the sale of one of our facilities.

Note 4.	Discontinued Operations

On October 12, 2005, we completed the sale of most of our protective and flexible packaging businesses to Pregis Corporation for $523 million. Amounts recorded in our financial statements related to those businesses are classified as being applicable to discontinued operations.

Liabilities related to discontinued operations totaled $32 million at June 30, 2008, and $34 million at December 31, 2007.

Note 5.	Business Combination

On June 5, 2007, we acquired 100% of the stock of Prairie for $1 billion in cash. The results of Prairie’s operations have been included in the consolidated financial statements as of the date of acquisition.

The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their respective fair values in accordance with requirements of SFAS No. 141. Goodwill and other intangible assets recorded in connection with the acquisition totaled $601 million and $206 million, respectively, and all of the goodwill is expected to be deductible for tax purposes. Recorded intangible assets pertain to customer relationships and are being amortized over a 15-year period.

Appraisals of the fair-market value and physical counts of the assets acquired were finalized during the second quarter of 2008. This resulted in goodwill being increased by $9 million, and property, plant, and equipment being reduced by the same amount. In addition, adjustments to other assets and liabilities increased goodwill by $2 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

(In millions)

Current assets	$137
Property, plant, and equipment	154
Intangible assets	206
Goodwill	601

Total assets acquired	1,098

Current liabilities	77
Long-term liabilities	6

Total liabilities assumed	83

Net assets acquired	$1,015

Note 6.	Long-Term Debt and Financing Arrangements

On June 20, 2007, we issued $250 million of senior notes due in 2012, bearing interest at 5.875%, and $250 million of senior notes due in 2018, with a coupon of 6.4%. The proceeds were used to repay short-term debt incurred in connection with our acquisition of Prairie. Interest on the notes will be paid semi-annually in arrears on January 15 and July 15 of each year. In order to mitigate the risk of interest rate changes during the period from the date the agreement to acquire Prairie was signed to the date the notes used to finance the acquisition were issued, we entered into interest rate swap agreements on April 24, 2007, on $250 million of the debt. The swaps were terminated on June 20, 2007, resulting in a gain of $9 million. The gain is being recorded as a reduction of interest expense over the average life of the underlying debt. Including underwriting fees, discounts, and other issuance costs, and the value of the interest rate hedges, the effective interest rate of the 2012 and 2018 notes is 5.77% and 6.31%, respectively.

In addition, we have a variable interest rate revolving credit facility, and borrowings under this facility totaled $280 million at June 30, 2008. At that date, the fair value of this debt was equal to the outstanding balance.

As a part of the Prairie acquisition, we assumed its liability for $5 million borrowed from the Illinois Department Finance Authority (IDFA), which was funded by industrial development revenue bonds issued by the IDFA. This debt will mature on December 1, 2010, and bears interest at varying rates (1.7% as of June 30, 2008) not to exceed 12% per annum.

Note 7.	Goodwill and Intangible Assets

The carrying values of goodwill at June 30, 2008, and December 31, 2007, are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, December 31, 2007	$286	$837	$1,123
Goodwill adjustment	3	8	11

Balance, June 30, 2008	$289	$845	$1,134

Intangible assets are summarized in the following table.

	June 30, 2008		December 31, 2007
	Carrying	Accumulated	Carrying	Accumulated
(In millions)	value	amortization	value	amortization

Intangible assets subject to amortization
Patents	$87	$67	$87	$64
Customer relationships	206	14	206	8
Other	148	79	148	75

	441	160	441	147
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$570	$160	$570	$147

Intangible assets of $206 million were recorded in connection with the acquisition of Prairie and are being amortized over a 15-year period for both book and tax purposes. Amortization expense for intangible assets was $14 million for the six months ended June 30, 2008, and $8 million for the six months ended June 30, 2007. Amortization expense is estimated to total $27 million for 2008, $26 million for 2009, $25 million for 2010, $24 million for 2011, and $20 million for 2012.

Note 8.	Property, Plant, and Equipment, Net

	June 30,	December 31,
(In millions)	2008	2007

Original cost
Land, buildings, and improvements	$666	$662
Machinery and equipment	1,758	1,720
Other, including construction in progress	185	152

	$2,609	$2,534
Less accumulated depreciation and amortization	(1,347)	(1,270)

Net property, plant, and equipment	$1,262	$1,264

Capitalized interest was $2 million for the six months ended June 30, 2008, and was $1 million for the six months ended June 30, 2007.

Note 9.	Common Stock

Earnings Per Share

Earnings from continuing operations per share of common stock outstanding were computed as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per share data)	2008	2007	2008	2007

Basic earnings per share
Income from continuing operations	$64	$69	$99	$126

Weighted average number of shares of common stock outstanding	130,809,701	130,496,123	130,689,928	131,217,654

Basic earnings from continuing operations per share	$0.50	$0.52	$0.76	$0.95

Diluted earnings per share
Income from continuing operations	$64	$69	$99	$126

Weighted average number of shares of common stock outstanding	130,809,701	130,496,123	130,689,928	131,217,654
Effect of dilutive securities
Stock options	638,655	1,312,446	724,786	1,354,976
Performance shares	530,293	474,538	666,640	459,641
Restricted shares	1,836	2,538	2,048	2,571

Weighted average number of shares of common stock outstanding, including dilutive securities	131,980,485	132,285,645	132,083,402	133,034,842

Diluted earnings from continuing operations per share	$0.49	$0.52	$0.75	$0.94

In the first six months of 2008, we acquired 75,218 shares of our common stock at an average price of $26.38 per share, representing a total of $2 million. In the same period of 2007, we acquired 3,076,700 shares of our common stock at an average price of $32.65 per share, for a total of $100 million.

Rabbi Trust

In November 1999, we established a rabbi trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This trust is designed to assure the payment of deferred compensation and supplemental pension benefits. These shares are not considered outstanding for purposes of financial reporting.

Note 10.	Segment Information

We report the results of our segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our three segments are Consumer Products, Foodservice/Food Packaging, and Other. See Note 1 for additional details.

The following table sets forth certain segment information.

	Consumer	Foodservice/Food
(In millions)	Products	Packaging	Other		Total

For the three months ended June 30, 2008
Sales to external customers	$358	$593	$—		$951
Operating income (loss)	61	68	—	(b)	129	(a)
For the three months ended June 30, 2007
Sales to external customers	$308	$520	$—		$828
Operating income (loss)	58	68	2	(b)	128
At June 30, 2008, and for the six months then ended
Sales to external customers	$648	$1,111	$—		$1,759
Operating income (loss)	91	115	2	(b)	208	(a)
Total assets	1,373	2,249	320	(c)	3,942
At June 30, 2007, and for the six months then ended
Sales to external customers	$555	$950	$—		$1,505
Operating income (loss)	112	118	1	(b)	231
Total assets	1,378	2,134	166	(c)	3,678

(a)	Includes restructuring and other charges of $2 million for the three months ended June 30, 2008, and $16 million for the six months ended June 30, 2008 (see Note 3 for details by segment).

(b)	Includes pension plan income and unallocated corporate expenses.

(c)	Includes administrative service operations.

Note 11.	Comprehensive Income (Loss)

Details of total comprehensive income (loss) are as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Net income	$61	$70	$95	$127
Other comprehensive income (loss)
Pension and postretirement plans	7	7	20	14
Net currency-translation gain (loss)	6	9	10	7
Gain (loss) on derivatives	1	9	(1)	9

Total comprehensive income	$75	$95	$124	$157

Note 12.	Pension Plans and Other Postretirement Benefits

The impact of pension plans on pretax income was as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Components of net periodic-benefit income (expense)
Service cost of benefits earned	$(4)	$(5)	$(8)	$(9)
Interest cost of benefit obligations	(60)	(56)	(120)	(113)
Expected return on plan assets	88	85	175	171
Amortization of unrecognized net losses	(11)	(12)	(22)	(24)

Total net periodic-benefit income (expense)	$13	$12	$25	$25

We have postretirement health care and life insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. These postretirement plans are not funded, and we reserve the right to change them.

The impact of postretirement plans on pretax income was as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
(In millions)	2008	2007	2008	2007

Components of net periodic-benefit income (expense)
Service cost of benefits earned	$—	$—	$—	$—
Interest cost of benefit obligations	(1)	(1)	(3)	(3)
Expected return on plan assets	—	—	—	—
Amortization of unrecognized net losses	—	(1)	—	(1)

Total net periodic-benefit income (expense)	$(1)	$(2)	$(3)	$(4)

Upon the adoption of the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006, we recorded a charge to accumulated other comprehensive income of $41 million. We adopted the measurement provisions of SFAS No. 158 on January 1, 2008, using the transition method based on data as of our September 30, 2007, measurement date. As a result, we increased “accumulated other comprehensive income” and “retained earnings” each by $7 million after tax.

Note 13.	Contingencies

Litigation

We have been named as a defendant in multiple lawsuits, currently covering 1,044 plaintiffs, pending in the United States District Court for the Middle District of Alabama. All of these plaintiffs are represented by the same group of law firms. The plaintiffs are seeking unspecified damages based on allegations that they experienced personal injuries (including wrongful death) and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to which a predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. We have reached a tentative settlement with the plaintiffs, pursuant to which we will pay $4.8 million in exchange for a full and final release from all liabilities. If this settlement is finalized, we expect to pay such amount in the third quarter of 2008. Prior to 2008, we recorded a liability equal to the full settlement amount.

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

Environmental Matters

We are subject to a variety of environmental and pollution control laws and regulations. From time to time, we identify costs or liabilities arising from compliance with environmental laws and regulations. When related liabilities are probable and can be reasonably estimated, we establish appropriate reserves. Estimated liabilities may change as additional information becomes available. We appropriately adjust our reserves as new information on possible clean-up costs, expense and effectiveness of alternative clean-up methods, and other potential liabilities is received. We do not expect that any additional liabilities recorded as a result of the availability of new information will have a material adverse effect on our financial position. However, such costs could have a material effect on our results of operations or cash flows in a particular period.

Note 14.	Income Taxes

Total gross unrecognized income tax benefits were $52 million as of June 30, 2008, and $53 million as of December 31, 2007. The total amount of unrecognized income tax benefits that, if recognized, would favorably impact our effective tax rate for continuing operations in future periods was $24 million at June 30, 2008, and $26 million at December 31, 2007. As of June 30, 2008, it is reasonably possible that the amount of unrecognized income tax benefits may increase or decrease during the following twelve months. However, it is not expected that any such changes, individually or in total, would significantly affect our operating results or financial condition.

It is our continuing practice to record accruals for interest and penalties related to income tax matters as income tax expense. Such accruals totaled $10 million as of June 30, 2008, and $8 million as of December 31, 2007. Expense recorded in the first half of 2008 for interest and penalties for continuing operations was $1 million.

At June 30, 2008, and December 31, 2007, total gross unrecognized income tax benefits included $14 million related to discontinued operations, all of which, if recognized, would impact income from discontinued operations in future periods. Expense recorded during the first half of 2008 for interest and penalties for discontinued operations was immaterial.

In connection with the adoption of SFAS No. 123(R), we elected to use the simplified method in calculating our additional paid-in capital pool, as described in FASB Staff Position No. FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts totaled $2 million for the six months ended June 30, 2008.

The preceding notes are an integral part of the foregoing financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

Financial statements for all periods presented in this report were prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per share information is presented on a diluted basis unless otherwise noted. Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

We acquired 100% of the stock of Prairie Packaging, Inc. (Prairie) on June 5, 2007. The results of Prairie’s operations have been included in the consolidated financial statements as of that date.

We have three reporting segments:

•	Consumer Products manufactures disposable plastic, foam, molded fiber, pressed paperboard, and aluminum packaging products, and sells them to customers such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks, such as Hefty®.

•	Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed paperboard, and molded fiber packaging products, and sells them to customers in the food distribution channel, who prepare and process food for consumption. Customers include foodservice distributors, restaurants, and other institutional foodservice outlets, food processors, and grocery chains.

•	Other relates to corporate and administrative service operations and retiree benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets/liabilities are used.

Restructuring and Other

In the first quarter of 2008, we began the implementation of a cost reduction program that includes the consolidation of two small facilities, asset rationalizations, and headcount reductions. The program is expected to increase after tax earnings by $8 million, or $0.06 per share, in 2008, and $13 million, or $0.10 per share, on an annualized basis. In the first half of 2008, we recorded a charge of $10 million after tax, or $0.08 per share. Cash payments related to restructuring and other charges totaled $3 million after tax ($4 million pretax) for the six-month period ended June 30, 2008.

In July 2008, as part of the program, we sold one of the facilities for $8 million in cash. This will result in a gain in the third quarter of 2008 of approximately $3 million after tax ($5 million pretax). As a result, the entire program will be cash neutral. We expect the charge for the full program to be approximately $8 million after tax, or $0.06 per share.

Information related to restructuring and associated actions on a pretax basis is included in the following tables.

		Asset
(In millions)	Severance	write-offs	Other (a)	Total

Accrued restructuring balance at March 31, 2008	$7	$—	$—	$7

Additions/adjustments to the account
Consumer Products	—	1	1	2
Foodservice/Food Packaging	—	—	—	—
Other	—	—	—	—

Total additions/adjustments	—	1	1	2
Cash payments	(2)	—	(1)	(3)
Charges against asset accounts	—	(1)	—	(1)

Accrued restructuring balance at June 30, 2008	$5	$—	$—	$5

		Asset
(In millions)	Severance	write-offs	Other (a)	Total

Restructuring charges for the six months ended June 30, 2008
Consumer Products	$1	$5	$1	$7
Foodservice/Food Packaging	6	2	—	8
Other	1	—	—	1

Total	$8	$7	$1	$16

Projected total restructuring costs
Consumer Products	$1	$7	$(4)	$4
Foodservice/Food Packaging	6	2	—	8
Other	1	—	—	1

Total	$8	$9	$(4)	$13

(a)	Consists principally of asset removal and transfer costs. Projected costs also include a gain on the sale of one of our facilities.

Three Months Ended June 30, 2008, Compared with Three Months Ended June 30, 2007

Significant Trends

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 10% higher in the second quarter of 2008 than in the same period of 2007. Average industry prices for polyethylene were approximately 33% higher in the second quarter of 2008, compared with the same period in 2007. Oil prices are currently near their historic highs, and we expect that resin costs will continue to be a source of volatility for us. Resin suppliers have announced a number of price increases effective in the third quarter of 2008.

Over time, we have been able to raise selling prices in many areas of our business to offset the dollar effect of resin cost increases, although there usually is a lag of several months. We continue to closely monitor the resin marketplace and will respond quickly to any raw material cost increases.

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

Sales

	Three months
	ended		Increase
	June 30,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$358	$308	$50	16.2%
Foodservice/Food Packaging	593	520	73	14.0

Total	$951	$828	$123	14.9%

Sales increased 15%, reflecting 11% higher volume, a 3% increase in average selling prices, as well as 1% favorable foreign exchange. The volume growth was driven primarily by the inclusion of acquisition sales.

Sales for Consumer Products rose 16%, reflecting volume growth of 12% and an increase in net pricing of 4%. Volume grew primarily as a result of strong growth in tableware from the inclusion of acquisition sales, as well as good organic growth.

Foodservice/Food Packaging sales increased 14%, reflecting volume growth of 10%, average selling price increases of 3%, and favorable foreign exchange of 1%. The growth in volume primarily was related to the inclusion of acquisition sales.

Operating Income

	Three months
	ended		Increase
	June 30,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$61	$58	$3	5.2%
Foodservice/Food Packaging	68	68	—	—
Other	—	2	(2)	(100.0)

Total	$129	$128	$1	0.8%

Operating income increased slightly. The favorable impact of volume growth of $22 million and lower advertising and promotional expense of $3 million was offset, in part, by higher operating costs of $10 million, a reduction in spread, the difference between selling prices and raw material costs of $6 million, higher acquisition-related depreciation of $6 million, and restructuring charges of $2 million. The increase in operating costs was driven primarily by the impact of higher energy costs on utilities and freight costs.

The following table shows the impact of restructuring and other charges on 2008 operating income by segment.

	Operating income - three months ended June 30, 2008
	GAAP	Restructuring and	Excluding restructuring
(In millions)	basis	other charges	and other charges

Consumer Products	$61	$2	$63
Foodservice/Food Packaging	68	—	68
Other	—	—	—

Total	$129	$2	$131

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

The following table shows operating income excluding restructuring and other charges.

	Three months
	ended		Increase
	June 30,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$63	$58	$5	8.6%
Foodservice/Food Packaging	68	68	—	—
Other	—	2	(2)	(100.0)

Total	$131	$128	$3	2.3%

Operating income increased slightly. The favorable impact of volume growth of $22 million and lower advertising and promotional expense of $3 million was offset, in part, by higher operating costs of $10 million, a reduction in spread of $6 million, and higher acquisition-related depreciation of $6 million. The increase in operating costs was driven primarily by the impact of higher energy costs on utilities and freight costs.

The increase in operating income for Consumer Products was driven mainly by volume growth of $9 million and lower advertising and promotional expense of $3 million, offset partially by unfavorable spread of $8 million.

Operating income for Foodservice/Food Packaging was even with last year. Higher pricing of $17 million and volume growth of $14 million, were offset, in part, by higher raw material costs of $15 million, higher operating costs of $11 million and acquisition related depreciation expense of $5 million. The increase in operating costs was driven primarily by the impact of higher energy costs on utilities and freight costs.

Income from Continuing Operations

We recorded income from continuing operations of $64 million, or $0.49 per share, compared with $69 million, or $0.52 per share, in 2007. The change was driven primarily by slightly higher operating income (net of restructuring) as described above, and an increase in interest expense of $4 million, related to the financing of the Prairie acquisition.

Six Months Ended June 30, 2008, compared with Six Months Ended June 30, 2007

Sales

	Six months
	ended		Increase
	June 30,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$648	$555	$93	16.8%
Foodservice/Food Packaging	1,111	950	161	16.9

Total	$1,759	$1,505	$254	16.9%

Sales grew 17%, reflecting 14% volume growth, 2% favorable pricing, and a 1% benefit from foreign exchange. The volume growth was driven primarily by the inclusion of acquisition sales.

The 17% increase in sales for Consumer Products reflected volume improvement as a result of growth in tableware and disposable cookware, offset partially by a decline in shipments of waste bags. The volume growth in tableware was driven primarily from the inclusion of acquisition sales.

Sales growth of 17% in Foodservice/Food Packaging was driven by 12% volume growth from the inclusion of acquisition sales, as well as 4% favorable price, and 1% favorable foreign exchange.

Operating Income

	Six months
	ended		Increase
	June 30,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$91	$112	$(21)	(18.8)%
Foodservice/Food Packaging	115	118	(3)	(2.5)
Other	2	1	1	100.0

Total	$208	$231	$(23)	(10.0)%

Operating income decreased 10% as favorable volume of $54 million was more than offset by unfavorable spread of $29 million, higher operating costs of $16 million, restructuring charges of $16 million, and acquisition-related depreciation of $15 million. The increase in operating costs was driven primarily by the impact of higher energy costs on utilities and freight costs.

The following table shows the impact of restructuring and other charges on 2008 operating income by segment.

	Operating income - six months ended June 30, 2008
	GAAP	Restructuring and	Excluding restructuring
(In millions)	basis	other charges	and other charges

Consumer Products	$91	$7	$98
Foodservice/Food Packaging	115	8	123
Other	2	1	3

Total	$208	$16	$224

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

The following table shows operating income excluding restructuring and other charges.

	Six months
	ended		Increase
	June 30,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$98	$112	$(14)	(12.5)%
Foodservice/Food Packaging	123	118	5	4.2
Other	3	1	2	200.0

Total	$224	$231	$(7)	(3.0)%

Operating income decreased 3% as favorable volume of $54 million was more than offset by unfavorable spread of $29 million, higher operating costs of $16 million, and acquisition-related depreciation of $15 million. The increase in operating costs was driven primarily by the impact of higher energy costs on utilities and freight costs.

The 13% decline in operating income for the Consumer Products business was driven principally by unfavorable spread of $37 million, higher operating costs of $3 million, and acquisition-related depreciation expense of $3 million, offset partially by higher volume of $22 million, and lower advertising and promotion costs of $7 million.

The 4% increase in operating income for the Foodservice/Food Packaging business reflected higher volume of $32 million and favorable spread of $8 million, offset partially by higher operating costs of $13 million, acquisition-related depreciation of $12 million, and higher SG&A expense of $10 million. The increase in operating costs was driven primarily by the impact of higher energy costs on utilities and freight costs.

Income from Continuing Operations

We recorded income from continuing operations of $99 million, or $0.75 per share, for the six months ended June 30, 2008, compared with $126 million, or $0.94 per share, in 2007. The decline was driven primarily by a decrease in operating income of $15 million (including restructuring of $10 million after tax) as described above and an increase in interest expense of $10 million related to the financing of the Prairie acquisition.

Liquidity and Capital Resources

Capitalization

	June 30,	December 31,	Increase
(In millions)	2008	2007	(decrease)

Short-term debt, including current maturities of long-term debt	$—	$—	$—
Long-term debt	1,555	1,574	(19)

Total debt	1,555	1,574	(19)
Minority interest	13	13	—
Shareholders’ equity	1,365	1,226	139

Total capitalization	$2,933	$2,813	$120

Ratio of total debt to total capitalization	53.0%	56.0%

Shareholders’ equity increased $139 million from December 31, 2007, to June 30, 2008, as detailed in the following table.

(In millions)

Shareholders’ equity at December 31, 2007	$1,226
Increase (decrease)
Change in pension and postretirement plans	20
Foreign currency translation adjustments	10
Loss on derivatives	(1)
Adoption of SFAS No. 158 (1) measurement date change	7
Stock repurchases	(2)
Net income	95
Stock-based compensation and common stock issued in connection with stock option exercises	10

Shareholders’ equity at June 30, 2008	$1,365

(1)	Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of SFAS Nos. 87, 88, 106, and 132(R).”

Cash Flows

	Six months
	ended
	June 30,		Increase
(In millions)	2008	2007	(decrease)

Cash provided (used) by:
Operating activities	$64	$193	$(129)
Investing activities	(86)	(1,072)	986
Financing activities	(22)	773	(795)

The decrease in cash provided by operating activities was driven primarily by increases in accounts receivable of $141 million ($110 million due to the change in amounts drawn under our asset securitization facility), increases in inventories of $47 million, and lower income from continuing operations of $26 million, offset partially by increases in accounts payable and other current liabilities of $48 million, higher depreciation of $17 million, and restructuring expenses of $11 million.

Cash used by investing activities this year was driven by amounts spent on capital expenditures to support growth in cups and cutlery. Cash used by investing activities last year primarily reflected amounts spent on the acquisition of Prairie ($1 billion) and capital expenditures ($52 million).

Cash used by financing activities in 2008 was driven by the repayment of long-term revolving debt ($20 million). Financing activities in 2007 included the issuance of long-term debt used to finance the Prairie acquisition ($932 million), the issuance of common stock ($18 million), and the cash tax benefit ($24 million) associated with stock option exercises, offset by the repayment of long-term debt ($99 million) and the repurchase of company stock ($100 million).

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $47 million at June 30, 2008. It is anticipated that the majority of these expenditures will be funded from existing cash and short-term investments and internally generated cash.

Contractual Obligations

There was no material change in the company’s aggregate contractual obligations since December 31, 2007.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving credit facility of $750 million, under which $280 million was outstanding at June 30, 2008. We were in full compliance with the financial and other covenants of our revolving credit agreement at the end of the period. We also use an asset securitization facility as a form of off-balance-sheet financing. At June 30, 2008, $100 million was securitized under this facility, and $110 million was securitized at December 31, 2007.

We have pension plans that cover substantially all of our employees. Funding of the qualified U.S. pension plan is determined by requirements of the Pension Protection Act of 2006 (PPA), which is effective for plan years beginning after December 31, 2007. The PPA changes the way that plan funding and contribution timing is determined. Based on PPA funding requirements, performance of investments of the plan, and interest rate movements, we may, from time to time, make cash contributions to the plan. We do not expect that any potential cash contributions will have a material adverse effect on our financial position. However, such contributions could have a material effect on our cash flow in a particular period.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facility and asset securitization program will be sufficient to meet current and future liquidity and capital requirements.

Changes in Accounting Principles

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require the use of any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective as of January 1, 2008, and did not have a material effect on our financial statements upon adoption and as of June 30, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. SFAS No. 159 expands the use of fair value measurement, but does not eliminate disclosure requirements of other accounting standards, including SFAS No. 157. SFAS No. 159 was effective January 1, 2008, and it did not impact our financial statements upon adoption and as of June 30, 2008. We did not choose to measure any financial instruments at fair value as permitted under the statement.

We adopted the measurement provisions of SFAS No. 158 on January 1, 2008, using the transition method, based on data from our September 30, 2007, measurement date. As a result, we increased “accumulated other comprehensive income” and “retained earnings” each by $7 million after tax.

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

See “Risk Factors” section (Item 1A) in our most recently filed Securities and Exchange Commission (SEC) Form 10-K and Part II (Item 1A) of this report for some of the factors that we believe could cause our actual results to differ materially from future results expressed or implied by these forward-looking statements. These factors include the following:

•	Changes in consumer demand and selling prices for our products, including new products that our competitors or we may introduce that could impact sales and margins.

•	Material substitutions and changes in costs of raw materials, including plastic resins, labor, utilities, or transportation that could impact our expenses and margins.

•	Changes in laws or governmental actions, including changes in regulations such as those relating to air emissions or plastics generally.

•	The availability or cost of capital could impact growth or acquisition opportunities.

•	Workforce factors such as strikes or other labor interruptions.

•	The general economic, political, and competitive conditions in countries in which we operate, including currency fluctuations and other risks associated with operating outside of the U.S.

•	Changes in (1) assumptions regarding the long-term rate of return on pension assets and other factors, (2) the discount rate, and (3) the level of amortization of actuarial gains and losses.

•	Changes in U.S. and/or foreign governmental regulations relating to pension plan funding.

•	Changes enacted by the SEC, the FASB, or other regulatory or accounting bodies. See “Changes in Accounting Principles.”

•	Competition from producers located in countries that have lower labor and other costs.

•	Our ability to integrate new businesses that we have acquired and may acquire, or to dispose of businesses or business segments that we may wish to divest.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Derivative Financial Instruments

We are exposed to market risks related to changes in foreign exchange rates, interest rates, and commodity prices. To manage these risks we may enter into various hedging contracts in accordance with established policies and procedures. We do not use hedging instruments for trading purposes and are not a party to any transactions involving leveraged derivatives.

Commodity Derivatives

At times, we enter into natural gas purchase agreements with third parties, hedging a portion of future purchases of natural gas used in the production process at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. All agreements entered into in the fourth quarter of 2007 have expired. There were no agreements outstanding as of June 30, 2008.

Interest Rates

At June 30, 2008, we had public debt securities of $1.276 billion outstanding, with fixed interest rates and maturities ranging from 4 to 19 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

In addition, we have a variable interest rate line of credit, against which we borrowed $280 million at June 30, 2008. The fair value of the debt at that date was equal to the outstanding balance.

As a part of the acquisition of Prairie Packaging Inc. (Prairie), we assumed its liability for $5 million borrowed from the Illinois Development Finance Authority (IDFA), which was funded by industrial development revenue bonds issued by the IDFA. The debt matures on December 1, 2010, and bears interest at varying rates (1.7% as of June 30, 2008), not to exceed 12% per annum.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest rate risks.

	Maturities
(In millions, except percentages)	2010	2011	2012	Thereafter	Total

Fixed rate debt			$250	$1,026	$1,276
Average interest rate			5.8%	7.7%	7.3%
Fair value			$253	$1,112	$1,365
Floating rate debt	$5	$280			$285
Average interest rate	1.7%	3.2%			3.2%
Fair value	$5	$280			$285

Prior to our spin-off from Tenneco Inc., we entered into an interest rate swap to hedge our exposure to interest rate movements. We settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the average life of the underlying debt.

In April 2007, we entered into interest rate swap agreements to hedge the interest rate risk related to $250 million of the debt expected to be issued in connection with the acquisition of Prairie. We entered into these swap agreements to mitigate the risk of interest rate changes during the period from the date the agreement to acquire Prairie was signed to the date the notes used to finance the acquisition were issued. The swap agreements were terminated on June 20, 2007, resulting in a gain of $9 million. This gain is being recorded as a reduction of interest expense over the average life of the underlying debt.

In September 2007, we entered into an interest rate swap agreement to hedge the risk of interest rate volatility on $100 million of amounts due under our variable interest rate revolving credit facility. This agreement will terminate in December 2008, and its fair value was a liability of $1 million.

ITEM 4.	Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of June 30, 2008.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

We have been named as a defendant in multiple lawsuits, currently covering 1,044 plaintiffs, pending in the United States District Court for the Middle District of Alabama. All of these plaintiffs are represented by the same group of law firms. The plaintiffs are seeking unspecified damages based on allegations that they experienced personal injuries (including wrongful death) and property damages as a result of the alleged release of chemical substances from a wood-treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to which a predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. We have reached a tentative settlement with the plaintiffs, pursuant to which we will pay $4.8 million in exchange for a full and final release from all liabilities. If this settlement is finalized, we expect to pay such amount in the third quarter of 2008. Prior to 2008, we recorded a liability equal to the full settlement amount.

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

In July 2006, the board of directors approved the repurchase of 10 million shares of our common stock. As of June 30, 2008, the remaining number of shares authorized to be repurchased was 522,361. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share-repurchase authorization.

We did not repurchase stock in the second quarter of 2008.

ITEM 3.	None

ITEM 4.	Submission of Matters to a Vote of Security Holders

The company’s 2008 annual meeting of shareholders was held on May 16, 2008, for the purpose of (1) electing directors, (2) ratifying the engagement of Ernst & Young LLP as our independent public accountants for the year 2008, and (3) acting upon such other matters as might be properly brought before the meeting or any adjournment or postponement thereof.

At the meeting, the following persons were elected to the company’s board of directors, each for a term to expire at the company’s 2009 annual meeting of shareholders:

	Number of Votes
Nominee	For	Withheld	Abstain

Larry D. Brady	109,166,888	1,414,337	850,972
K. Dane Brooksher	109,125,785	1,457,354	849,058
Robert J. Darnall	104,398,022	6,188,740	845,436
Mary R. (Nina) Henderson	109,126,401	1,447,935	857,862
N. Thomas Linebarger	109,151,975	1,423,349	856,874
Roger B. Porter	107,413,137	3,156,936	862,123
Richard L. Wambold	109,428,057	1,172,705	831,435
Norman H. Wesley	107,525,363	3,078,353	828,481

The shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the year 2008, with 110,489,404 votes for ratification, 117,358 votes against ratification, and 825,435 votes abstaining.

ITEM 5.	None

ITEM 6.	Exhibits

Exhibits designated with an asterisk in the following index are furnished or filed herewith; all other exhibits are incorporated by reference.

Exhibit No.		Description

2		Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to Pactiv Corporation’s Current Report on Form 8-K dated November 11, 1999, File No. 1-15157).

3.1		Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

3.2		Amended and Restated By-laws of the registrant adopted July 12, 2007 (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Current Report on Form 8-K dated July 13, 2007, File No. 1-15157).

4.1		Specimen Stock Certificate of Pactiv Corporation Common Stock (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.2(a)	Qualified Offer Plan Rights Agreement, dated as of November 4, 1999, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.2(b)	Amendment No. 1 to Rights Agreement, dated as of November 7, 2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit 4.4(a) to Pactiv Corporation’s Registration Statement on Form S-8, File No. 333-101121).

4	.3(a)	Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.’s Registration Statement on Form S-4, File No. 333-82923).

4	.3(b)	First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

Exhibit No.		Description

4	.3(c)	Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(d)	Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(e)	Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(f)	Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(g)	Sixth Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).

4	.3(h)	Seventh Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).

4.4		Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.1		Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.1 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).

10.2		Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).

10.3		Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 1999, File No. 1-12387).

10.4		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.5		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.6		Amended and Restated Change in Control Severance Benefit Plan for Key Executives as of December 31, 2006 (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157) (superseding Pactiv Corporation Change in Control Severance Benefit Plan for Key Executives as of March 1, 2005).

Exhibit No.	Description

10.7	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.8	Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 10.11 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.9	Employment Agreement, dated as of March 11, 1997, by and between Richard L. Wambold and Tenneco Inc. (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.10	Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation’s Registration Statement on Form S-8, File No. 333-101121).

10.11	Credit Agreement, dated as of April 19, 2006, among the registrant, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, BNP Paribas, Suntrust Bank, and Citibank, N.A., as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation’s Quarterly Report on form 10-Q for the quarter ended March 31, 2006, File No. 1-15157).

10.12	Pactiv Corporation Defined Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.13	Form of Pactiv Corporation Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.14	Form of Pactiv Corporation Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.18 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.15	Summary of Compensation Arrangements of Directors (incorporated herein by reference to Exhibit 10.19 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-15157).

10.16	Summary of Named Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.17	Stock Purchase agreement dated as of June 23, 2005, among Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Current Report on Form 8-K dated June 23, 2005, File No. 1-15157)

10.18	Receivables Purchase Agreement, dated as of December 21, 2006, among the registrant and Atlantic Asset Securitization LLC and Calyon New York Branch, as agent for Purchasers (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157).

10.19	Agreement and Plan of Merger dated April 10, 2007, among Pactiv Corporation, Meadow Acquisition Corp., Prairie Packaging, Inc., Earl W. Shapiro, and Benjamin M. Shapiro (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation’s Current Report on Form 8-K dated April 12, 2006, File No. 1-15157).

10.20	Continuing Agreement for Standby Letters of Credit between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).

10.21	Credit Agreement between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).

11	None.

15	None.

Exhibit No.		Description

18		None.

19		None.

22		None.

23		None.

24		None.

*31	.1	Rule 13a-14(a)/15d-14(a) Certification.

*31	.2	Rule 13a-14(a)/15d-14(a) Certification.

**32	.1	Section 1350 Certification.

**32	.2	Section 1350 Certification.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ EDWARD T. WALTERS
Edward T. Walters
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2008