Form 10-Q
period 2008-09-30
PACTIV CORP
filed 2008-11-04
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 131,392,680 as of October 31, 2008. (See Notes to Financial Statements.)

*	No response to this item is included herein because either it is inapplicable or there is nothing to report.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

Consolidated Statement of Income

	Three months ended September 30,		Nine months ended September 30,
(In millions, except share and per share data)	2008	2007	2008	2007

Sales	$925	$872	$2,684	$2,377
Costs and expenses
Cost of sales, excluding depreciation and amortization	711	626	2,013	1,685
Selling, general, and administrative	67	76	208	215
Depreciation and amortization	46	45	138	120
Other	1	3	1	4
Restructuring and other	(2)	—	14	—

	823	750	2,374	2,024
Operating income	102	122	310	353
Other income (expense)
Interest income	1	1	2	4
Interest expense, net of interest capitalized	(25)	(29)	(79)	(67)

Income before income taxes and minority interest	78	94	233	290
Income tax expense	24	35	80	104
Minority interest	1	—	1	1

Income from continuing operations	53	59	152	185
Discontinued operations, net of tax	—	—	(4)	1

Net income	$53	$59	$148	$186

Earnings per share
Weighted average number of shares of common stock outstanding
Basic	130,907,540	130,648,291	130,762,298	131,045,346
Diluted	132,098,844	132,197,719	132,050,604	132,792,715
Basic earnings per share of common stock
Continuing operations	$0.40	$0.46	$1.16	$1.41
Discontinued operations	—	—	(0.03)	0.01

Total	$0.40	$0.46	$1.13	$1.42

Diluted earnings per share of common stock
Continuing operations	$0.40	$0.45	$1.15	$1.39
Discontinued operations	—	—	(0.03)	0.01

Total	$0.40	$0.45	$1.12	$1.40

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Financial Position

	September 30,	December 31,
(In millions, except share data)	2008	2007

Assets
Current assets
Cash and temporary cash investments	$37	$95
Accounts and notes receivable
Trade, less allowances of $5 and $6 at the respective dates	280	254
Other	20	19

Total accounts and notes receivable	300	273

Inventories
Finished goods	246	195
Work in process	57	56
Raw materials	96	73
Other materials and supplies	51	45

Total inventories	450	369

Deferred income tax assets	37	46

Other	11	14

Total current assets	835	797

Property, plant, and equipment, net	1,236	1,264

Other assets
Goodwill	1,131	1,123
Intangible assets, net	403	423
Pension Asset	195	96
Other	60	62

Total other assets	1,789	1,704

Total assets	$3,860	$3,765

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$192	$162
Taxes accrued	38	58
Interest accrued	28	23
Accrued promotions, rebates, and discounts	67	67
Accrued payroll and benefits	65	80
Other	72	68
Liabilities from discontinued operations	—	2

Total current liabilities	462	460

Long-term debt	1,425	1,574

Deferred income taxes	287	219

Pension and postretirement benefits	151	147

Other	76	94

Noncurrent liabilities related to discontinued operations	31	32

Minority interest	13	13

Shareholders’ equity
Common stock — $0.01 par value, 350,000,000 shares authorized, 130,938,820 and 130,439,873 shares issued and outstanding, after deducting 40,842,357 and 41,343,304 shares held in treasury, at the respective dates	1	1
Premium on common stock and other capital surplus	694	683
Accumulated other comprehensive income (loss)
Currency translation adjustment	23	26
Pension and postretirement plans	(867)	(894)
Gain (loss) on derivatives	7	8
Retained earnings	1,557	1,402

Total shareholders’ equity	1,415	1,226

Total liabilities and shareholders’ equity	$3,860	$3,765

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30 (In millions)	2008	2007

Operating activities
Net income	$148	$186
Less results from discontinued operations	4	(1)

Income from continuing operations	152	185
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities:
Depreciation and amortization	138	120
Deferred income taxes	41	20
Restructuring and other	13	—
Pension income	(37)	(38)
Noncash compensation expense	12	7
Net working capital	(104)	(12)
Other	(5)	—

Cash provided (used) by operating activities — continuing operations	210	282
Cash provided (used) by operating activities — discontinued operations	(7)	(6)

Cash provided (used) by operating activities	$203	$276

Investing activities
Expenditures for property, plant, and equipment	(109)	(103)
Acquisitions of businesses and assets	—	(1,023)
Net proceeds from the sale of a business or assets	—	1

Cash provided (used) by investing activities	$(109)	$(1,125)

Financing activities
Issuance of common stock	2	19
Purchase of common stock	(2)	(107)
Issuance of long-term debt, net of discounts	—	498
Retirement of long-term debt	—	(99)
Revolving credit facility borrowings	—	432
Revolving credit facility payment	(150)	(40)
Other	(1)	32

Cash provided (used) by financing activities	$(151)	$735

Effect of foreign-exchange rate changes on cash and temporary cash investments	(1)	2

Increase (decrease) in cash and temporary cash investments	(58)	(112)
Cash and temporary cash investments, January 1	95	181

Cash and temporary cash investments, September 30	$37	$69

The accompanying notes to the financial statements are an integral part of this statement.

Notes to Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The consolidated statement of income for the three- and nine-month periods ended September 30, 2008, and 2007, the condensed consolidated statement of financial position at September 30, 2008, and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2008, and 2007, are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods and at the dates indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv’s Form 10-K for the year ended December 31, 2007, which may be found at www.pactiv.com, under the Investor Relations link, in the subsection entitled “SEC Filings,” or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior year financial information to conform with the current year presentation.

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

Accounts and Notes Receivable

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position. Related proceeds are included in cash provided by operating activities in the statement of cash flows. At September 30, 2008, receivables totaling $130 million were sold, while receivables totaling $113 million were sold at September 30, 2007. Discounts and fees related to such sales were $1 million for the three-month period and $3 million for the nine-month period ended September 30, 2008, and $1 million and $2 million for the three- and nine-month periods ended September 30, 2007, respectively. These expenses are included in “other expense” in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require the use of any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective as of January 1, 2008, and did not have a material effect on our financial statements upon adoption and as of September 30, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. SFAS No. 159 expands the use of fair value measurement, but does not eliminate disclosure requirements of other accounting standards, including SFAS No. 157. SFAS No. 159 was effective January 1, 2008, and it did not impact our financial statements upon adoption and as of September 30, 2008. We did not choose to measure any financial instruments at fair value as permitted under the statement.

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

In the first quarter of 2008, we began the implementation of a cost reduction program that includes the consolidation of two small facilities, asset rationalizations, and headcount reductions. In the first nine months of 2008, we recorded a charge of $9 million after tax, or $0.07 per share. Cash payments related to restructuring and other charges were cash neutral for the nine-month period ended September 30, 2008.

In July 2008, as part of the program, we sold one of the idled facilities for $8 million in cash. This resulted in a gain in the third quarter of 2008 of approximately $3 million after tax ($5 million pretax). As a result, the entire program’s cash requirement will be approximately $2 million. We expect the charge for the full program to be approximately $10 million after tax, or $0.08 per share.

Information related to restructuring and associated actions on a pretax basis is included in the following table.

		Asset
(In millions)	Severance	write-offs	Other (a)	Total

Accrued restructuring balance at June 30, 2008	$5	$—	$—	$5

Additions/adjustments to the account
Consumer Products	1	1	(5)	(3)
Foodservice/Food Packaging	—	—	1	1
Other	—	—	—	—

Total additions/adjustments	1	1	(4)	(2)
Cash payments	(3)	—	7	4
Charges against asset accounts	—	(1)	(3)	(4)

Accrued restructuring balance at September 30, 2008	$3	$—	$—	$3

Restructuring charges for the nine months ended September 30, 2008
Consumer Products	$2	$6	$(4)	$4
Foodservice/Food Packaging	6	2	1	9
Other	1	—	—	1

Total	$9	$8	$(3)	$14

Projected total restructuring costs
Consumer Products	$2	$7	$(4)	$5
Foodservice/Food Packaging	6	2	2	10
Other	1	—	—	1

Total	$9	$9	$(2)	$16

(a)	Consists principally of a gain on the sale of one of our facilities and asset removal and transfer costs.

Note 4.	Discontinued Operations

On October 12, 2005, we completed the sale of most of our protective and flexible packaging businesses to Pregis Corporation for $523 million. Amounts recorded in our financial statements related to those businesses are classified as being applicable to discontinued operations.

Liabilities related to discontinued operations totaled $31 million at September 30, 2008, and $34 million at December 31, 2007.

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

On June 20, 2007, we issued $250 million of senior notes due in 2012, bearing interest at 5.875%, and $250 million of senior notes due in 2018, with a coupon of 6.4%. The proceeds were used to repay short-term debt incurred in connection with our acquisition of Prairie. Interest on the notes will be paid semi-annually in arrears on January 15 and July 15 of each year. In order to mitigate the risk of interest rate changes during the period from the date the agreement to acquire Prairie was signed to the date the notes used to finance the acquisition were issued, we entered into interest rate swap agreements on April 24, 2007, on $250 million of the debt. The swaps were terminated on June 20, 2007, resulting in a gain of $9 million. The gain is being recorded as a reduction of interest expense over the average life of the underlying debt. Including underwriting fees, discounts, and other issuance costs, and the value of the interest rate hedges, the effective interest rate of the 2012 and 2018 notes is 5.75% and 6.30%, respectively.

In addition, we have a variable interest rate revolving credit facility, and borrowings under this facility totaled $150 million at September 30, 2008. At that date, the fair value of this debt was equal to the outstanding balance.

As a part of the Prairie acquisition, we assumed its liability for $5 million borrowed from the Illinois Department Finance Authority (IDFA), which was funded by industrial development revenue bonds issued by the IDFA. This debt will mature on December 1, 2010, and bears interest at varying rates (7.5% as of September 30, 2008) not to exceed 12% per annum.

Note 7.	Goodwill and Intangible Assets

The carrying values of goodwill at September 30, 2008, and December 31, 2007, are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, December 31, 2007	$286	$837	$1,123
Goodwill adjustment	3	8	11
Foreign currency translation adjustment	—	(3)	(3)

Balance, September 30, 2008	$289	$842	$1,131

Intangible assets are summarized in the following table.

	September 30, 2008		December 31, 2007
	Carrying	Accumulated	Carrying	Accumulated
(In millions)	value	amortization	value	amortization

Intangible assets subject to amortization
Patents	$87	$68	$87	$64
Customer relationships	206	18	206	8
Other	148	81	148	75

	441	167	441	147
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$570	$167	$570	$147

Intangible assets of $206 million were recorded in connection with the acquisition of Prairie and are being amortized over a 15-year period for both book and tax purposes. Amortization expense for intangible assets was $20 million for the nine months ended September 30, 2008, and $15 million for the nine months ended September 30, 2007. Amortization expense is estimated to total $27 million for 2008, $26 million for 2009, $25 million for 2010, $24 million for 2011, and $20 million for 2012.

Note 8.	Property, Plant, and Equipment, Net

	September 30,	December 31,
(In millions)	2008	2007

Original cost
Land, buildings, and improvements	$657	$662
Machinery and equipment	1,760	1,720
Other, including construction in progress	175	152

	$2,592	$2,534
Less accumulated depreciation and amortization	(1,356)	(1,270)

Net property, plant, and equipment	$1,236	$1,264

Capitalized interest was $2 million for the nine months ended September 30, 2008, and was $2 million for the nine months ended September 30, 2007.

Note 9.	Common Stock

Earnings Per Share

Earnings from continuing operations per share of common stock outstanding were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except share and per share data)	2008	2007	2008	2007

Basic earnings per share
Income from continuing operations	$53	$59	$152	$185

Weighted average number of shares of common stock outstanding	130,907,540	130,648,291	130,762,298	131,045,346

Basic earnings from continuing operations per share	$0.40	$0.46	$1.16	$1.41

Diluted earnings per share
Income from continuing operations	$53	$59	$152	$185

Weighted average number of shares of common stock outstanding	130,907,540	130,648,291	130,762,298	131,045,346
Effect of dilutive securities
Stock options	667,501	1,047,360	705,627	1,253,130
Performance shares	522,591	500,168	580,876	491,873
Restricted shares	1,212	1,900	1,803	2,366

Weighted average number of shares of common stock outstanding, including dilutive securities	132,098,844	132,197,719	132,050,604	132,792,715

Diluted earnings from continuing operations per share	$0.40	$0.45	$1.15	$1.39

In the first nine months of 2008, we acquired 75,218 shares of our common stock at an average price of $26.38 per share, representing a total of $2 million. In the same period of 2007, we acquired 3,326,700 shares of our common stock at an average price of $32.23 per share, for a total of $107 million.

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

The following table sets forth certain segment information.

	Consumer	Foodservice/Food
(In millions)	Products	Packaging	Other		Total

For the three months ended September 30, 2008
Sales to external customers	$342	$583	$—		$925
Operating income (loss)	51	52	(1	) (b)	102	(a)
For the three months ended September 30, 2007
Sales to external customers	$326	$546	$—		$872
Operating income (loss)	53	71	(2	) (b)	122
At September 30, 2008, and for the nine months then ended
Sales to external customers	$990	$1,694	$—		$2,684
Operating income (loss)	142	167	1	(b)	310	(a)
Total assets	1,351	2,181	328	(c)	3,860
At September 30, 2007, and for the nine months then ended
Sales to external customers	$881	$1,496	$—		$2,377
Operating income (loss)	165	189	(1	) (b)	353
Total assets	1,388	2,144	154	(c)	3,686

(a)	Includes restructuring and other charges/(credits) of ($2) million for the three months ended September 30, 2008, and $14 million for the nine months ended September 30, 2008 (see Note 3 for details by segment).

(b)	Includes pension plan income and unallocated corporate expenses.

(c)	Includes administrative service operations.

Note 11.	Comprehensive Income (Loss)

Details of total comprehensive income (loss) are as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2008	2007	2008	2007

Net income	$53	$59	$148	$186
Other comprehensive income (loss)
Pension and postretirement plans	7	7	27	21
Net currency translation gain (loss)	(13)	5	(3)	12
Gain (loss) on derivatives	—	(1)	(1)	8

Total comprehensive income	$47	$70	$171	$227

Note 12.	Pension Plans and Other Postretirement Benefits

The impact of pension plans on pretax income was as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
(In millions)	2008	2007	2008	2007

Components of net periodic-benefit income (expense)
Service cost of benefits earned	$(4)	$(5)	$(12)	$(14)
Interest cost of benefit obligations	(60)	(57)	(180)	(170)
Expected return on plan assets	87	86	262	257
Amortization of unrecognized net losses	(11)	(11)	(33)	(35)

Total net periodic-benefit income (expense)	$12	$13	$37	$38

We have postretirement health care and life insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. These postretirement plans are not funded, and we reserve the right to change them.

The impact of postretirement plans on pretax income was as follows:

	Three months		Nine months
	ended September 30,		ended September 30,
(In millions)	2008	2007	2008	2007

Components of net periodic-benefit income (expense)
Service cost of benefits earned	$(1)	$(1)	$(1)	$(1)
Interest cost of benefit obligations	(1)	(1)	(4)	(4)
Expected return on plan assets	1	1	1	1
Amortization of unrecognized net losses	(1)	—	(1)	(1)

Total net periodic-benefit income (expense)	$(2)	$(1)	$(5)	$(5)

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

Litigation

We are a defendant in multiple lawsuits, covering 1,045 plaintiffs, in the United States District Court for the Middle District of Alabama. All of these plaintiffs are represented by the same group of law firms. The plaintiffs sought unspecified damages based on allegations that they experienced personal injuries (including wrongful death) and property damages as a result of the alleged release of chemical substances from a wood treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to which the predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. We have reached a settlement pursuant to which we will pay $4.8 million in exchange for a full and final release from all liabilities. This settlement has been approved by the court, and provided none of the parties appeal we expect to pay such amount in the fourth quarter of 2008. Prior to 2008, we recorded a liability equal to the full settlement amount.

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

Total gross unrecognized income tax benefits were $42 million as of September 30, 2008, and $53 million as of December 31, 2007. During the third quarter of 2008, a transfer price tax audit by the Canadian tax authorities for the 2005 and 2006 tax years was concluded. As a result of the conclusion of the audit, the gross unrecognized income tax benefits as of September 30, 2008 decreased by $10 million.

The total amount of unrecognized income tax benefits that, if recognized, would favorably impact our effective tax rate for continuing operations in future periods was $23 million at September 30, 2008, and $26 million at December 31, 2007. As of September 30, 2008, it is reasonably possible that the amount of unrecognized income tax benefits may increase or decrease during the following twelve months. However, it is not expected that any such changes, individually or in total, would significantly affect our operating results or financial condition.

It is our continuing practice to record accruals for interest and penalties related to income tax matters as income tax expense. Such accruals totaled $7 million as of September 30, 2008, and $8 million as of December 31, 2007. For the first nine months of 2008, such accruals were reduced by $2 million, reflecting a reduction of $3 million from the conclusion of the Canadian transfer price tax audit and $1 million of increased accruals on other uncertain tax positions.

U.S. federal income tax returns filed for the years 2005 through 2007 are open for examination by the Internal Revenue Service. Various state, local, and foreign tax returns filed for the years 2002 through 2007 are open for examination by tax authorities in those jurisdictions.

At September 30, 2008, and December 31, 2007, total gross unrecognized income tax benefits included $14 million related to discontinued operations, all of which, if recognized, would impact income from discontinued operations in future periods. Expense recorded for the first nine months of 2008 for interest and penalties for discontinued operations was immaterial.

In connection with the adoption of SFAS No. 123(R), we elected to use the simplified method in calculating our additional paid-in capital pool, as described in FASB Staff Position No. FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts totaled $2 million for the nine months ended September 30, 2008.

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

Restructuring and Other

In the first quarter of 2008, we began the implementation of a cost reduction program that includes the consolidation of two small facilities, asset rationalizations, and headcount reductions. The program is expected to increase after tax earnings by $8 million, or $0.06 per share, in 2008, and $13 million, or $0.10 per share, on an annualized basis. In the first nine months of 2008, we recorded a charge of $9 million after tax, or $0.07 per share. Cash payments related to restructuring and other charges were cash neutral for the nine-month period ended September 30, 2008.

In July 2008, as part of the program, we sold one of the idled facilities for $8 million in cash. This resulted in a gain in the third quarter of 2008 of approximately $3 million after tax ($5 million pretax). As a result, the entire program’s cash requirement will be approximately $2 million. We expect the charge for the full program to be approximately $10 million after tax, or $0.08 per share.

Information related to restructuring and associated actions on a pretax basis is included in the following tables.

		Asset
(In millions)	Severance	write-offs	Other (a)	Total

Accrued restructuring balance at June 30, 2008	$5	$—	$—	$5

Additions/adjustments to the account
Consumer Products	1	1	(5)	(3)
Foodservice/Food Packaging	—	—	1	1
Other	—	—	—	—

Total additions/adjustments	1	1	(4)	(2)
Cash payments	(3)	—	7	4
Charges against asset accounts	—	(1)	(3)	(4)

Accrued restructuring balance at September 30, 2008	$3	$—	$—	$3

		Asset
(In millions)	Severance	write-offs	Other (a)	Total

Restructuring charges for the nine months ended September 30, 2008
Consumer Products	$2	$6	$(4)	$4
Foodservice/Food Packaging	6	2	1	9
Other	1	—	—	1

Total	$9	$8	$(3)	$14

Projected total restructuring costs
Consumer Products	$2	$7	$(4)	$5
Foodservice/Food Packaging	6	2	2	10
Other	1	—	—	1

Total	$9	$9	$(2)	$16

(a)	Consists principally of a gain on the sale of one of our facilities and asset removal and transfer costs.

Significant Trends, Opportunities and Challenges

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene were approximately 20% higher in the third quarter of 2008 than in the same period of 2007. Average industry prices for polyethylene were approximately 30% higher in the third quarter of 2008, compared with the same period in 2007. Over time, we have been able to raise selling prices in many areas of our business to offset the dollar effect of resin cost increases, although there usually is a lag of several months. We continue to closely monitor the resin marketplace. As oil prices fall from their historic highs, we expect that we will also see a reduction in resin costs, which should have a favorable impact on spread (the difference between selling prices and raw material costs). However, the extent and timing of the resin cost reduction and resulting spread improvement is uncertain.

Our business is sensitive to other energy-related cost movements, particularly those that affect transportation and utility costs. Historically, we have been able to mitigate the effect of higher energy-related costs with productivity improvements and other cost reductions. As energy costs decline, we should see a favorable impact on our margins. However, if energy-related costs increase significantly in the future, we may not be able to fully offset such increases with productivity gains.

Due to the current economic downturn and lower consumer confidence, the markets for our packaging products are experiencing weakened demand. This trend is likely to continue into 2009. While our businesses have performed well in this difficult environment, demand will be difficult to predict. We have begun adjusting our production and procurement levels accordingly.

In 2006, we began to introduce “lean” principles and tools in many of our operating facilities. We are expanding the use of lean principles to help us accelerate productivity improvements by reducing inventory and scrap levels, providing rapid stock replenishment, shortening scheduling cycles, improving our “one-stop shopping” service, eliminating nonvalue-added activities, and streamlining processes. As this is a long-term process, we expect our ability to use these tools throughout the organization will have a positive affect on our operating results in future years.

Worldwide stock markets have declined significantly in 2008 and interest rates on corporate bonds in the U.S. have risen significantly. These events will likely have an impact on the value of U.S. qualified pension plan assets and liabilities at the next funding measurement date. The next calculation of funding requirements for our U.S. qualified plan will be January 1, 2009. Based on the value of pension plan assets and interest rates as of the measurement date, it is possible that we would be required to make a significant cash contribution to our pension plan in 2009. In the absence of a major recovery in the value of pension plan assets or a major upward movement in interest rates by year-end 2008, it is likely that we, in accordance with SFAS No. 158, will recognize a substantial reduction to shareholder’s equity on our balance sheet as of year-

end 2008. This potential reduction to equity would have no effect on income, cash flow, debt-covenant compliance, or requirements to make contributions to the pension plan.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facility and asset securitization program will be sufficient to meet current and future potential pension funding, liquidity, and capital requirements.

Results of Continuing Operations

The acquisition of Prairie positively impacted our overall sales, volume, and operating income. However, due to the integration of Prairie into our other businesses, we are unable to quantify the precise dollar effect on our overall results.

Three Months Ended September 30, 2008, Compared with Three Months Ended September 30, 2007

Sales

	Three months		Increase
	ended September 30,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$342	$326	$16	4.9%
Foodservice/Food Packaging	583	546	37	6.8

Total	$925	$872	$53	6.1%

Sales increased 6%, reflecting favorable pricing of 5% and volume growth of 1%.

Sales for Consumer Products rose 5%, reflecting an increase in net pricing of 3% and volume growth of 2%. The volume increase primarily was driven by growth in tableware.

Foodservice/Food Packaging sales increased 7%, reflecting average selling price increases of 5%, volume growth of 1%, and favorable foreign exchange of 1%. The growth in volume primarily represents new cup business.

Operating Income

	Three months		Increase
	ended September 30,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$51	$53	$(2)	(3.8)%
Foodservice/Food Packaging	52	71	(19)	(26.8)
Other	(1)	(2)	1	50.0

Total	$102	$122	$(20)	(16.4)%

The decline in operating income was primarily a result of a $19 million reduction in spread and higher operating costs of $14 million driven primarily by the impact of higher energy costs on utilities and freight costs. This was offset, in part, by lower advertising and promotional expenses of $6 million; lower selling, general, and administrative (SG&A) expenses of $5 million; and a restructuring credit of $2 million related to the sale of an idled facility as a part of our restructuring program.

The following table shows the impact of restructuring and other charges (credits) on 2008 operating income by segment.

	Operating income - three months ended September 30, 2008
	GAAP	Restructuring and	Excluding restructuring
(In millions)	basis	other	and other

Consumer Products	$51	$(3)	$48
Foodservice/Food Packaging	52	1	53
Other	(1)	—	(1)

Total	$102	$(2)	$100

We believe that focusing on operating income excluding the effect of restructuring and other charges (credits) is a meaningful alternative way of evaluating our operating results. The restructuring and other charges (credits) relate to actions that will have an ongoing effect on our company. Considering such charges (credits) as being only applicable to the periods in which they are recognized could make our operating performance in those periods more difficult to evaluate relative to other periods in which there are no such charges. We use operating income excluding restructuring and other charges (credits) to evaluate operating performance and, along with other factors, in determining management compensation.

The following table shows operating income excluding restructuring and other charges (credits).

	Three months		Increase
	ended September 30,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$48	$53	$(5)	(9.4)%
Foodservice/Food Packaging	53	71	(18)	(25.4)
Other	(1)	(2)	1	50.0

Total	$100	$122	$(22)	(18.0)%

The decline in operating income was primarily a result of a $19 million reduction in spread and higher operating costs of $14 million driven primarily by the impact of higher energy costs on utilities and freight costs. This was offset, in part, by lower advertising and promotional expenses of $6 million and lower selling, general, and administrative (SG&A) expenses of $5 million.

The decrease in operating income for Consumer Products was driven mainly by unfavorable spread of $12 million, offset partially by lower advertising and promotional expense of $6 million.

Operating income for Foodservice/Food Packaging declined from last year primarily due to higher operating costs of $12 million and unfavorable spread of $7 million. The increase in operating costs was driven primarily by the impact of higher energy costs on utilities and freight costs.

Income from Continuing Operations

We recorded income from continuing operations of $53 million, or $0.40 per share, compared with $59 million, or $0.45 per share, in 2007. The change was driven primarily by lower operating income (net of restructuring) as described previously, offset partially by a decrease in interest expense of $3 million as a result of debt reduction, and a $3 million income tax benefit from a favorable conclusion of a Canadian transfer pricing tax audit.

Nine Months Ended September 30, 2008, compared with Nine Months Ended September 30, 2007

Sales

	Nine months		Increase
	ended September 30,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$990	$881	$109	12.4%
Foodservice/Food Packaging	1,694	1,496	198	13.2

Total	$2,684	$2,377	$307	12.9%

Sales grew 13%, reflecting 9% volume growth, 3% favorable pricing, and a 1% benefit from foreign exchange. The volume growth was driven primarily by the inclusion of acquisition sales.

The 12% increase in sales for Consumer Products reflected volume improvement of 11% and an increase in net pricing of 1%. Growth in tableware and disposable cookware drove the volume improvement offset partially by a decline in shipments of waste bags. The volume growth in tableware was primarily a result of the inclusion of acquisition sales.

Sales growth of 13% in Foodservice/Food Packaging was driven by 8% volume growth from the inclusion of acquisition sales, as well as 4% favorable price, and 1% favorable foreign exchange.

Operating Income

	Nine months		Increase
	ended September 30,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$142	$165	$(23)	(13.9)%
Foodservice/Food Packaging	167	189	(22)	(11.6)
Other	1	(1)	2	200.0

Total	$310	$353	$(43)	(12.2)%

Operating income decreased 12% as favorable volume of $54 million and favorable SG&A of $9 million were more than offset by unfavorable spread of $48 million, higher operating costs of $28 million, restructuring charges of $14 million, and acquisition-related depreciation and amortization of $17 million. The increase in operating costs was driven primarily by the impact of higher utility and freight costs.

The following table shows the impact of restructuring and other charges on 2008 operating income by segment.

	Operating income - nine months ended September 30, 2008
	GAAP	Restructuring and	Excluding restructuring
(In millions)	basis	other	and other

Consumer Products	$142	$4	$146
Foodservice/Food Packaging	167	9	176
Other	1	1	2

Total	$310	$14	$324

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

The following table shows operating income excluding restructuring and other charges.

	Nine months		Increase
	ended September 30,		(decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$146	$165	$(19)	(11.5)%
Foodservice/Food Packaging	176	189	(13)	(6.9)
Other	2	(1)	3	300.0

Total	$324	$353	$(29)	(8.2)%

Operating income decreased 8% as favorable volume of $54 million and favorable SG&A of $9 million were more than offset by unfavorable spread of $48 million, higher operating costs of $28 million, and acquisition-related depreciation and amortization of $17 million. The increase in operating costs was driven primarily by higher utility and freight costs.

The 12% decline in operating income for the Consumer Products business was driven principally by unfavorable spread of $48 million, and higher operating costs of $4 million, offset partially by higher volume of $21 million, and lower advertising and promotion costs of $12 million.

The 7% decrease in operating income for the Foodservice/Food Packaging business reflected higher volume of $33 million, which was more than offset by higher operating costs of $24 million, acquisition-related depreciation and amortization of $14 million, and higher SG&A expense of $7 million. The increase in operating costs was driven primarily by higher utility and freight costs.

Income from Continuing Operations

We recorded income from continuing operations of $152 million, or $1.15 per share, for the nine months ended September 30, 2008, compared with $185 million, or $1.39 per share, in 2007. The decline was driven primarily by a decrease in operating income of $27 million (including restructuring of $9 million after tax) as described previously and an increase in interest expense of $8 million related to the financing of the Prairie acquisition, offset partially by a $3 million income tax benefit from a favorable conclusion of a Canadian transfer pricing tax audit.

Liquidity and Capital Resources

Capitalization

	September 30,	December 31,	Increase
(In millions)	2008	2007	(decrease)

Short-term debt, including current maturities of long-term debt	$—	$—	$—
Long-term debt	1,425	1,574	(149)

Total debt	1,425	1,574	(149)
Minority interest	13	13	—
Shareholders’ equity	1,415	1,226	189

Total capitalization	$2,853	$2,813	$40

Ratio of total debt to total capitalization	49.9%	56.0%

Shareholders’ equity increased $189 million from December 31, 2007, to September 30, 2008, as detailed in the following table.

(In millions)

Shareholders’ equity at December 31, 2007	$1,226
Increase (decrease)
Change in pension and postretirement plans	27
Foreign currency translation adjustments	(3)
Loss on derivatives	(1)
Adoption of SFAS No. 158(1) measurement date change	7
Stock repurchases	(2)
Net income	148
Stock-based compensation and common stock issued in connection with stock option exercises	13

Shareholders’ equity at September 30, 2008	$1,415

(1)	Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of SFAS Nos. 87, 88, 106, and 132(R).”

Cash Flows

	Nine months
	ended September 30,		Increase
(In millions)	2008	2007	(decrease)

Cash provided (used) by:
Operating activities	$203	$276	$(73)
Investing activities	(109)	(1,125)	1,016
Financing activities	(151)	735	(886)

The decrease in cash provided by operating activities was driven primarily by increases in accounts receivable of $106 million ($93 million due to the change in amounts drawn under our asset securitization facility), increases in inventories of $39 million, lower income from continuing operations of $33 million, and a decrease in accrued interest of $18 million. This was offset partially by a increase in accounts payable and other current liabilities of $60 million, lower cash taxes of $33 million, higher depreciation and amortization of $18 million, and non-cash restructuring expenses of $13 million.

Cash used by investing activities this year was driven by amounts spent on capital expenditures to support growth in cups and cutlery. Cash used by investing activities last year primarily reflected amounts spent on the acquisition of Prairie of $1 billion and capital expenditures of $103 million.

Cash used by financing activities in 2008 was driven by the repayment of long-term revolving debt of $150 million. Cash provided by financing activities in 2007 included the issuance of long-term debt used to finance the Prairie acquisition of $932 million, the cash tax benefit associated with stock option exercises of $26 million, and the issuance of common stock of $19 million. This was offset partially by the repayment of long-term and revolving debt of $99 million and $40 million, respectively and the repurchase of company stock of $107 million.

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $51 million at September 30, 2008. It is anticipated that the majority of these expenditures will be funded from existing cash and short-term investments and internally generated cash.

Contractual Obligations

There was no material change in the company’s aggregate contractual obligations since December 31, 2007.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving credit facility of $750 million, under which $150 million was outstanding at September 30, 2008. We were in full compliance with the financial and other covenants of our revolving credit agreement at the end of the period. We also use an asset securitization facility as a form of off-balance-sheet financing. At September 30, 2008, $130 million was securitized under this facility, and $110 million was securitized at December 31, 2007. We do not participate in financial commercial paper markets.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facility and asset securitization program will be sufficient to meet current and future potential pension funding, liquidity, and capital requirements.

Changes in Accounting Principles

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require the use of any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective as of January 1, 2008, and did not have a material effect on our financial statements upon adoption and as of September 30, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. SFAS No. 159 expands the use of fair value measurement, but does not eliminate disclosure requirements of other accounting standards, including SFAS No. 157. SFAS No. 159 was effective January 1, 2008, and it did not impact our financial statements upon adoption and as of September 30, 2008. We did not choose to measure any financial instruments at fair value as permitted under the statement.

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

Commodity Derivatives

During the third quarter of 2008, we entered into natural gas purchase agreements with third parties, hedging a portion of the fourth quarter 2008 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at September 30, 2008, were immaterial.

Interest Rates

At September 30, 2008, we had public debt securities of $1.276 billion outstanding, with fixed interest rates and maturities ranging from 4 to 19 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

In addition, we have a variable interest rate line of credit, against which we borrowed $150 million at September 30, 2008. The fair value of the debt at that date was equal to the outstanding balance.

As a part of the acquisition of Prairie Packaging Inc. (Prairie), we assumed its liability for $5 million borrowed from the Illinois Development Finance Authority (IDFA), which was funded by industrial development revenue bonds issued by the IDFA. The debt matures on December 1, 2010, and bears interest at varying rates (7.5% as of September 30, 2008), not to exceed 12% per annum.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest rate risks.

	Maturities
(In millions, except percentages)	2010	2011	2012	Thereafter	Total

Fixed rate debt			$250	$1,026	$1,276
Average interest rate			5.8%	7.7%	7.3%
Fair value			$252	$1,077	$1,329
Floating rate debt	$5	$150			$155
Average interest rate	7.5%	3.4%			3.5%
Fair value	$5	$150			$155

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

In September 2007, we entered into an interest rate swap agreement to hedge the risk of interest rate volatility on $100 million of amounts due under our variable interest rate revolving credit facility. This agreement will terminate in December 2008, and its fair value at September 30, 2008, was not material.

ITEM 4.	Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of September 30, 2008.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are a defendant in multiple lawsuits, covering 1,045 plaintiffs, in the United States District Court for the Middle District of Alabama. All of these plaintiffs are represented by the same group of law firms. The plaintiffs sought unspecified damages based on allegations that they experienced personal injuries (including wrongful death) and property damages as a result of the alleged release of chemical substances from a wood treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to which the predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. We have reached a settlement pursuant to which we will pay $4.8 million in exchange for a full and final release from all liabilities. This settlement has been approved by the court, and provided none of the parties appeal we expect to pay such amount in the fourth quarter of 2008. Prior to 2008, we recorded a liability equal to the full settlement amount.

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

In July 2006, the board of directors approved the repurchase of 10 million shares of our common stock. As of September 30, 2008, the remaining number of shares authorized to be repurchased was 522,361. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share-repurchase authorization.

We did not repurchase stock in the third quarter of 2008.

ITEM 3-5.	None

ITEM 6.	Exhibits

Exhibits designated with an asterisk in the following index are furnished or filed herewith; all other exhibits are incorporated by reference.

Exhibit No.	Description

2	Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to Pactiv Corporation’s Current Report on Form 8-K dated November 11, 1999, File No. 1-15157).

3.1	Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

Exhibit No.		Description

3.2		Amended and Restated By-laws of the registrant adopted July 12, 2007 (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Current Report on Form 8-K dated July 13, 2007, File No. 1-15157).

4.1		Specimen Stock Certificate of Pactiv Corporation Common Stock (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.2(a)	Qualified Offer Plan Rights Agreement, dated as of November 4, 1999, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.2(b)	Amendment No. 1 to Rights Agreement, dated as of November 7, 2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit 4.4(a) to Pactiv Corporation’s Registration Statement on Form S-8 dated November 8, 2002, File No. 333-101121).

4	.3(a)	Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.’s Registration Statement on Form S-4, File No. 333-82923).

4	.3(b)	First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(c)	Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(d)	Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(e)	Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(f)	Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

4	.3(g)	Sixth Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).

4	.3(h)	Seventh Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).

4.4		Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.1		Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.1 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).

Exhibit No.	Description

10.2	Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).

10.3	Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 1999, File No. 1-12387).

10.4	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.5	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.6	Amended and Restated Change in Control Severance Benefit Plan for Key Executives as of December 31, 2006 (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157) (superseding Pactiv Corporation Change in Control Severance Benefit Plan for Key Executives as of March 1, 2005).

10.7	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.8	Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 10.11 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.9	Employment Agreement, dated as of March 11, 1997, by and between Richard L. Wambold and Tenneco Inc. (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

10.10	Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation’s Registration Statement on Form S-8 dated November 8, 2002, File No. 333-101121).

10.11	Credit Agreement, dated as of April 19, 2006, among the registrant, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, BNP Paribas, Suntrust Bank, and Citibank, N.A., as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-15157).

10.12	Pactiv Corporation Defined Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.13	Form of Pactiv Corporation Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.14	Form of Pactiv Corporation Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.18 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.15	Summary of Compensation Arrangements of Directors (incorporated herein by reference to Exhibit 10.19 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-15157).

10.16	Summary of Named Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

10.17	Stock Purchase agreement dated as of June 23, 2005, among Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Current Report on Form 8-K dated June 23, 2005, File No. 1-15157)

Exhibit No.		Description

10.18		Receivables Purchase Agreement, dated as of December 21, 2006, among the registrant and Atlantic Asset Securitization LLC and Calyon New York Branch, as agent for Purchasers (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157).

10.19		Agreement and Plan of Merger dated April 10, 2007, among Pactiv Corporation, Meadow Acquisition Corp., Prairie Packaging, Inc., Earl W. Shapiro, and Benjamin M. Shapiro (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation’s Current Report on Form 8-K dated April 12, 2006, File No. 1-15157).

10.20		Continuing Agreement for Standby Letters of Credit between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).

10.21		Credit Agreement between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).

11		None.

15		None.

18		None.

19		None.

22		None.

23		None.

24		None.

*31	.1	Rule 13a-14(a)/15d-14(a) Certification.

*31	.2	Rule 13a-14(a)/15d-14(a) Certification.

**32	.1	Section 1350 Certification.

**32	.2	Section 1350 Certification.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ EDWARD T. WALTERS
Edward T. Walters
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2008