Form 10-K/A
period 2007-12-31
PACTIV CORP
filed 2008-12-19
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Mark 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-15157
PACTIV CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	36-2552989
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1900 West Field Court
Lake Forest, Illinois	60045
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (847) 482-2000
Securities registered pursuant to Section 12 (b) of the Act:

Name of each Exchange	Title of each class on which registered

Common Stock ($.01 par value) and associated Preferred	New York Stock Exchange
Stock Purchase Rights
     Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value is computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EX-23.1

EXPLANATORY NOTE
     This amendment to Pactiv Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, is being filed to file a signed copy of Exhibit 23.1, Consent of Ernst & Young LLP. An unsigned copy was inadvertently filed with the Annual Report on Form 10-K filed February 29, 2008. No revisions have been made to the form of the Consent, to the reports to which the Consent relates, to the Pactiv Corporation financial statements, or to any other disclosures contained in the Annual Report.
Item 15. Exhibits, Financial Statement Schedules
Index of Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.

Exhibit No.	Description

23.1	Consent of Ernst & Young LLP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACTIV CORPORATION
By:	/s/ RICHARD L. WAMBOLD
Richard L. Wambold
Chairman, President and Chief Executive Officer

Date: December 18, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. WAMBOLD	Chairman, President, Chief Executive	December 18, 2008
Richard L. Wambold	Officer and Director
(principal executive officer)

/s/ EDWARD T. WALTERS	Senior Vice President and Chief	December 18, 2008
Edward T. Walters	Financial Officer
(principal financial officer)

/s/ DONALD KING	Corporate Controller and Chief	December 18, 2008
Donald King	Accounting Officer
(principal accounting officer)

/s/ LARRY D. BRADY*	Director	December 18, 2008
Larry D. Brady

/s/ K. DANE BROOKSHER*	Director	December 18, 2008
K. Dane Brooksher

/s/ ROBERT J. DARNALL*	Director	December 18, 2008
Robert J. Darnall

/s/ MARY R. (NINA) HENDERSON*	Director	December 18, 2008
Mary R. (Nina) Henderson

/s/ N. THOMAS LINEBARGER*	Director	December 18, 2008
N. Thomas Linebarger

/s/ ROGER B. PORTER*	Director	December 18, 2008
Roger B. Porter

/s/ NORMAN H. WESLEY*	Director	December 18, 2008
Norman H. Wesley
*By: /s/ JOSEPH E. DOYLE		December 18 ,2008
Joseph E. Doyle
Attorney-in-fact