Form 10-K
period 2008-12-31
PACTIV CORP
filed 2009-02-27
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark 1)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-15157

PACTIV CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware	36-2552989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 West Field Court Lake Forest, Illinois (Address of principal executive offices)	60045 (Zip Code)

Registrant’s telephone number, including area code: (847) 482-2000

Securities registered pursuant to Section 12 (b) of the Act:

Name of each Exchange
Title of each class	on which registered
Common Stock ($.01 par value) and associated Preferred Stock Purchase Rights	New York Stock Exchange
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

Class of Voting Stock and Number of Shares	Market Value of Common Stock held by
Held by Non-Affiliates at June 30, 2008	Non-Affiliates
Common Stock 130,722,098 shares	$2,775,230,140

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value). 131,526,785 shares outstanding as of January 31, 2009. (See Note 11 to the Financial Statements.)

Documents Incorporated by Reference:

Part of the Form 10-K
Document	into which incorporated
Pactiv Corporation’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2009	Part III

ITEM 1.	Business.

Overview

Pactiv Corporation is a leading producer of consumer and foodservice/food packaging products. With one of the broadest product lines in the specialty packaging industry, we derive more than 80% of our sales from market sectors in which we hold the No. 1 or No. 2 market share position. Our business operates 43 manufacturing facilities in North America, and 1 in Germany. We also have joint-venture interests in a corrugated-converting operation in Shaoxing, China (62.5% owned) and in a folding carton operation in Dongguan, China (51% owned). In 2008, 96% of our $3.6 billion in sales was generated in North America.

We have three reporting segments:

•	Consumer Products manufactures disposable plastic, foam, molded fiber, pressed paperboard, and aluminum packaging products, and sells them to customers such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks, such as Hefty®.

•	Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed paperboard, and molded fiber packaging products, and sells them to customers in the food distribution channel, who prepare and process food for consumption. Customers include foodservice distributors, restaurants, other institutional foodservice outlets, food processors, and grocery chains.

•	Other includes corporate and administrative service operations and retiree benefit income and expense.

We acquired 100% of the stock of Prairie Packaging, Inc. (Prairie) on June 5, 2007. The results of Prairie’s operations have been included in the consolidated financial statements as of that date.

In January 2007, we purchased an additional 1% interest in a folding carton operation in Dongguan, China. This brought our interest to 51%, requiring us to include the joint venture in our consolidated financial statements.

On October 12, 2005, we sold substantially all of our protective and flexible packaging businesses. The results of the sold businesses, as well as costs and charges associated with the transaction, are classified as discontinued operations.

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

Products and Markets

Consumer Products

We manufacture, market, and sell consumer products such as plastic storage bags for food and household items; plastic waste bags; aluminum cookware; and foam, pressed paperboard, plastic, and molded fiber tableware. These products are typically used by consumers in their homes and are sold through a variety of retailers, including supermarkets and mass merchandisers. Many of these products are sold under such recognized brand names as:

• Hefty®	• Hefty® Ultra Flextm	• Hefty® Hearty Mealstm
• Baggies®	• Hefty® Cinch Sak®	• Hefty® Elegantware®
• Kordite®	• Hefty® The Gripper®	• Hefty® Zoo Pals®
• Hefty® OneZip®	• Hefty® Kitchen Fresh®	• Hefty® Easy Grip®
• Hefty® EZ Foil®

In 2008, Consumer Products accounted for 38% of our sales.

Foodservice/Food Packaging

We are a leading provider of packaging products to the foodservice, supermarket, restaurant, and food packaging markets. Our products are designed to protect food during distribution, aid retailers in merchandising food products, and help customers prepare and serve meals in their homes.

In 2008, Foodservice/Food Packaging accounted for 62% of our sales.

Foodservice customers use our products to merchandise and sell food products on their premises and for takeout meals. Products include tableware items, such as plates, bowls, and cups, and a broad line of takeout service containers, made from clear plastic, microwaveable plastic, foam, molded fiber, paperboard, and aluminum.

Food packaging products for supermarkets include clear rigid-display packaging for produce, delicatessen, and bakery applications; microwaveable containers for prepared, ready-to-eat meals; and foam trays for meat and produce. We also manufacture plastic zipper closures for a variety of other packaging applications.

Food processor products include dual-ovenable paperboard containers, molded fiber egg cartons, meat and poultry trays, and aluminum containers.

Business Strategy

Our business strategy is to grow by expanding our existing businesses and by making strategic acquisitions. Through our broad product lines and custom-design capability, we offer customers a range of products to fit their needs. As a result, we are a primary supplier to several national retailers, restaurant chains, and distributors, and have developed long-term relationships with key participants in the packaging and foodservice distribution markets. These relationships enable us to better identify and penetrate new markets.

Market Presence

Many of our products have strong market share positions, including those in key markets such as zipper bags, tableware, foam trays, foodservice foam containers, clear rigid-display packaging, and aluminum cookware. In 2008, we derived more than 80% of our sales from market sectors in which we hold the No. 1 or No. 2 market share position. This is a reflection of the:

•	Strength of our Hefty® brands

•	Breadth of our product lines

•	Ability to offer “one-stop shopping” to our customers

•	Strength of our supply chain capabilities

New Products

Successful development of new products and value-added product line extensions are essential to our continued growth. Our acquisition of Prairie has broadened our product offering, particularly in the area of cups and cutlery. We spent $31 million on research and development activities in 2008, $34 million in 2007, and $33 million in 2006.

Service Capabilities

The Foodservice/Food Packaging segment’s “one face to the customer” strategy continues to deliver positive results. The systems and information management infrastructure and distribution network supporting this customer-linked manufacturing process help us to reduce supply chain costs, enhance customer service, and improve productivity.

Productivity / Cost Reduction

Our continued focus on productivity enhancements and manufacturing and logistics cost reductions is key to improving our profitability. In 2008, approximately 20% of our research and development spending and 20% of our capital spending was devoted to efforts to reduce costs and improve manufacturing and distribution efficiency.

Strategic Acquisitions

Strategic acquisitions have been an important element of our growth strategy. Since the beginning of 2000, $1.3 billion has been invested to acquire businesses that complement and/or expand our core businesses, including $1 billion in 2007 for Prairie. We focus on products that have strong growth characteristics and attractive margins, which provide the opportunity to leverage our existing distribution channels and core capabilities.

In January 2009, we purchased the polypropylene cup business of WinCup for $20 million. This business operates one manufacturing facility in North Carolina with approximately 100 employees.

Marketing, Distribution, and Customers

We have a sales and marketing staff of approximately 500 people. Our consumer products are sold through a direct sales force and a national network of brokers and manufacturers’ representatives. We primarily use a direct sales force to sell to our foodservice and food packaging customers.

Wal-Mart Stores, Inc., which accounted for approximately 21% of our consolidated sales in 2008 and 20% in 2007, was the only customer that accounted for more than 10% of our sales. Our backlog of orders is not material.

Analysis of Sales

The following table sets forth information regarding sales from continuing operations.

	2008		2007		2006
(In millions)	Amount	% Total	Amount	% Total	Amount	% Total

Consumer Products	$1,342	38%	$1,221	38%	$1,085	37%
Foodservice/Food Packaging	2,225	62	2,032	62	1,832	63

Total	$3,567	100%	$3,253	100%	$2,917	100%

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

Raw Materials

The principal raw materials we use are plastic resins, aluminum, paperboard, and recycled paper. More than 80% of our sales were from products made from different types of plastics, including polystyrene, polyethylene, polypropylene, and amorphous polyethylene terephthalate. These raw materials are readily available from a wide variety of suppliers. Our overall supply of raw materials was adequate in 2008, and we believe that our raw material supply will remain adequate in 2009.

Environmental Regulation

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

Other

At December 31, 2008, we employed approximately 12,000 people, including persons employed by our Asian joint ventures. Approximately 12% of our U.S. employees are covered by collective bargaining agreements. Three of the agreements, covering approximately 500 employees, are scheduled for renegotiation in 2009. Our relations with employees remain satisfactory.

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

Although we have a diverse customer base, we have several large customers. These large customers provide us with cost saving opportunities that may not be available with smaller, more diverse accounts. However, large customers can take actions that put pressure on our margins. Moreover, a significant downturn in the financial condition of one or more large customers could have an adverse effect on our business results.

Increases in Production Costs

Most of our products are made from plastic. Plastic resin prices are impacted by the price of oil, natural gas, and chemical intermediaries, such as benzene and ethylene, which can be volatile and affected by many factors, including overall economic activity, geopolitical situations (particularly in oil exporting regions), natural disasters, and governmental policies and regulation.

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

International Issues

Currently most of our production and sales are in the United States. Competition from products manufactured in countries that have lower labor and other costs than the United States could negatively impact our profitability. Additionally, if we were to manufacture or sell more of our products in countries outside of the United States, we would be exposed to additional economic, political, competitive, and foreign currency exchange risks.

Pension Plans

At the time of our spin-off from Tenneco in 1999, we became the sponsor of Tenneco (now Pactiv) pension plans. These plans cover most of our employees as well as individuals/beneficiaries from many companies previously owned by Tenneco, but not owned by Pactiv. As a result, while persons who are not current employees do not accrue benefits under the plans, the total number of individuals/beneficiaries covered by these plans is much larger than would have been the case if only Pactiv personnel were participants. For this reason, the impact of the pension plans on our net income, shareholders’ equity and cash from operations is greater than is typically found at similarly sized companies. Changes in the following factors can have a disproportionate effect on our results compared with similarly sized companies:

•	Assumptions regarding the long-term rate of return on pension assets and other factors
•	Interest rate used to discount projected benefit obligations
•	Level of amortization of actuarial gains and losses
•	Governmental regulations relating to funding of retirement plans in the U.S. and foreign countries
•	Financial market performance

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

Headquarters

Our corporate headquarters is located at 1900 West Field Court, Lake Forest, Illinois 60045. Our general telephone number is (847) 482-2000.

Manufacturing and Distribution Facilities

Our Consumer Products and Foodservice/Food Packaging segments operate 43 manufacturing and 8 distribution facilities in North America (United States, Mexico, and Canada). We also have a manufacturing facility in Germany that supports our Foodservice/Food Packaging segment. In addition, we have research and development centers in Canandaigua, New York, and Vernon Hills, Illinois. We also have joint-venture interests in a corrugated-converting operation in Shaoxing, China (62.5% owned) and in a folding carton operation in Dongguan, China (51% owned).

Our plants and equipment are well maintained and in good operating condition. We have satisfactory title to our owned properties, which are subject to certain liens that do not detract materially from the value or use of the properties.

ITEM 3.	Legal Proceedings.

We were a defendant in multiple lawsuits, covering 1,045 plaintiffs, in the United States District Court for the Middle District of Alabama. All of these plaintiffs are represented by the same group of law firms. The plaintiffs sought unspecified damages based on allegations that they experienced personal injuries (including wrongful death) and property damages as a result of the alleged release of chemical substances from a wood treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to which the predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. We have reached a settlement pursuant to which we paid $4.8 million in exchange for a full and final release from all liabilities. This was paid in the fourth quarter of 2008. Prior to 2008, we recorded a liability equal to the full settlement amount.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

ITEM 4.1.	Executive Officers of the Registrant.

Our executive officers, as of February 27, 2009, are listed below. This information is being included in Part I of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Richard L. Wambold, 57, Chairman of the Board of Directors, President, and Chief Executive Officer.
Mr. Wambold has served as Chairman since March 2000, President since June 1999, and Chief Executive Officer since our spin-off in November 1999. Prior to 1999, Mr. Wambold served as Executive Vice President and General Manager of our foodservice/food packaging and consumer products business units.

Edward T. Walters, 57, Senior Vice President and Chief Financial Officer.
Mr. Walters has served as Senior Vice President and Chief Financial Officer since July 2008. Prior to that date, he served as vice president and controller since 1999. Mr. Walters has been with Pactiv and predecessor companies since 1975 in various financial, planning and general management positions.

Joseph E. Doyle, 49, Vice President, General Counsel, and Secretary.
Mr. Doyle was appointed Vice President, General Counsel, and Secretary of the company on February 1, 2007. Prior to joining the company, he was a partner at the law firm of Mayer Brown LLP from 2001 to 2007.

Peter J. Lazaredes, 58, Executive Vice President and General Manager, Foodservice/Food Packaging.
Mr. Lazaredes has served as Executive Vice President and General Manager, Foodservice/Food Packaging, since July 2004. Prior to 2004, and since he joined the company in 1996, Mr. Lazaredes held various senior management positions in the company’s foodservice/food packaging business unit.

John N. Schwab, 59, Senior Vice President and General Manager, Hefty® Consumer Products.
Mr. Schwab has served as Senior Vice President and General Manager, Hefty® Consumer Products, since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Schwab held various senior management positions in the company’s consumer products business unit.

Michael O. Oliver, 55, Vice President and Chief Human Resources Officer.
Mr. Oliver has served as Vice President and Chief Human Resources Officer since May 2008. Prior to joining the company, Mr. Oliver served as Senior Vice President, Human Resources, for Brady Corporation from February 1997 to April 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The outstanding shares of Pactiv Corporation common stock ($0.01 par value) are listed on the New York Stock Exchange under the symbol “PTV.” Stock price and dividend information for 2008 and 2007 are shown below.

	2008			2007
	Price/share		Dividends	Price/share		Dividends
	High	Low	paid	High	Low	paid

First quarter	$29.52	$23.00	—	$36.91	$30.48	—
Second quarter	27.34	20.82	—	36.88	31.46	—
Third quarter	28.49	18.98	—	35.95	26.14	—
Fourth quarter	26.95	20.44	—	31.54	22.79	—

At January 31, 2009, there were approximately 30,797 holders of record of the company’s common stock, including brokers and other nominees.

We periodically consider alternatives to increase shareholder value, including dividend payments. Dividend declarations are at the discretion of our board of directors. We currently do not pay a dividend.

In July 2006, the board of directors approved the repurchase of 10 million shares of our common stock. As of December 31, 2008, the remaining number of shares authorized to be repurchased was 522,361. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share repurchase authorization. We did not repurchase stock in the fourth quarter of 2008.

The following graph compares, for the five years ended December 31, 2008, the cumulative total return for the company’s common stock with the cumulative total return for the Standard & Poor’s (S&P) 500® stock index and a custom composite index. The latter index is comprised of the following companies: Aptar Group Inc., Bemis Co., Crown Holdings, Inc., Sealed Air Corp., and Sonoco Products Co. These companies were selected in good faith based on their similarity with the company’s business. The historical performance of the company’s stock shown in this graph is not necessarily indicative of future performance.

Cumulative Total Return
Based on an assumed initial investment of $100 on December 31, 2003 with dividends reinvested

	December 31,
	2003	2004	2005	2006	2007	2008

Pactiv Corp.	$100	$106	$92	$149	$111	$104
S&P 500® Index	$100	$111	$116	$135	$142	$90
Custom Composite Index (5 stocks)	$100	$118	$128	$153	$145	$112

ITEM 6.	Selected Financial Data.

For the years ended December 31
(In millions, except per share data)	2008	2007	2006	2005	2004

Statement of Income
Sales
Consumer Products	$1,342	$1,221	$1,085	$989	$934
Foodservice/Food Packaging	2,225	2,032	1,832	1,767	1,610

	3,567	3,253	2,917	2,756	2,544
Operating income(1)	446	472	424	300	297

Realized foreign currency exchange gain	—	—	31	—	—
Interest expense, net of interest capitalized	106	96	73	82	85
Income tax expense	120	135	114	81	78
Income from continuing operations	221	244	277	143	138
Income (loss) from discontinued operations, net of income tax	(4)	1	(3)	(89)	17
Net income	$217	$245	$274	$54	$155
Weighted average number of shares of common stock outstanding
Basic	130.926	130.912	137.866	147.183	151.290
Diluted	132.473	132.870	139.704	148.849	153.763
Earnings (loss) per share
Basic
Continuing operations(2)	$1.69	$1.86	$2.01	$0.97	$0.91
Discontinued operations	(0.03)	0.01	(0.02)	(0.60)	0.11

	$1.66	$1.87	$1.99	$0.37	$1.02
Diluted
Continuing operations(3)	$1.67	$1.84	$1.98	$0.96	$0.90
Discontinued operations	(0.03)	0.01	(0.02)	(0.60)	0.11

	$1.64	$1.85	$1.96	$0.36	$1.01
Statement of Financial Position
Assets of discontinued operations	$—	$—	$—	$—	$739
Total assets	3,725	3,765	2,758	2,820	3,741
Short-term debt, including current maturities of long-term debt	—	—	98	3	471
Long-term debt	1,345	1,574	771	869	869
Minority interest	13	13	9	9	9
Shareholders’ equity	642	1,226	853	820	1,083
Statement of Cash Flows
Cash provided by operating activities	$349	$436	$372	$266	$366
Cash provided (used) by investing activities	(137)	(1,164)	(75)	283	(91)
Cash provided (used) by financing activities	(225)	639	(294)	(595)	(197)
Expenditures for property, plant, and equipment	136	151	78	143	100

Other Information:

The company has never paid a dividend.

(1)	Includes restructuring and other charges (credits) of $16 million in 2008, ($1) million in 2006, $6 million in 2005, and $79 million in 2004.

(2)	2006 includes $0.15 per share for a realized foreign currency exchange gain and $0.21 for income tax liability adjustments.

(3)	2006 includes $0.14 per share for a realized foreign currency exchange gain and $0.21 for income tax liability adjustments.

See Note 5 to the financial statements for discontinued operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Basis of Presentation

Financial statements for all periods presented in this report were prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied. All per share information is presented on a diluted basis unless otherwise noted. Certain reclassifications have been made to the prior years financial information to conform to current year presentation.

We acquired 100% of the stock of Prairie Packaging, Inc. (Prairie) on June 5, 2007. The results of Prairie’s operations have been included in the consolidated financial statements as of that date.

In January 2007, we purchased an additional 1% interest in a folding carton operation in Dongguan, China. This brought our interest to 51%, requiring us to include the joint venture in our consolidated financial statements.

On October 12, 2005, we sold substantially all of our protective and flexible packaging businesses. The results of the sold businesses, as well as costs and charges associated with the transaction, are classified as discontinued operations.

We have three reporting segments:

•	Consumer Products manufactures disposable plastic, foam, molded fiber, pressed paperboard, and aluminum packaging products, and sells them to customers such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks, such as Hefty®.

•	Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed paperboard, and molded fiber packaging products, and sells them to customers in the food distribution channel, who prepare and process food for consumption. Customers include foodservice distributors, restaurants, other institutional foodservice outlets, food processors, and grocery chains.

•	Other includes corporate and administrative service operations and retiree benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of income, expenses, assets, and liabilities are used.

Executive Overview

Business

Our primary business involves the manufacture and sale of consumer and specialty packaging products for the consumer and foodservice/food packaging markets. We operate 46 manufacturing facilities in 5 countries.

We sell our products to a wide array of customers worldwide. Customers include grocery stores, mass merchandisers, discount chains, restaurants, distributors, and packer processors, who prepare and process food for consumption.

Greater than 80% of our sales come from products made from different types of plastic resins, principally polystyrene and polyethylene, and, to a lesser extent, polypropylene and amorphous polyethylene terephthalate.

Consumer products include waste bags, food storage bags and disposable tableware and cookware. These products, made from various raw materials including plastic, aluminum, and paper, are sold under such well-known brand names as Hefty®, Baggies®, Hefty® OneZip®, Hefty® Cinch Sak®, Hefty® The Gripper®, Hefty® Zoo Pals®, Kordite®, and Hefty® EZ Foil®.

Foodservice and food packaging products include foam, clear plastic, aluminum, pressed paperboard, and molded fiber packaging for customers in the food distribution channel.

Significant Trends, Opportunities, and Challenges

Risks

Several opportunities and challenges may influence our continued growth.

Near-term risks include:

•	The impact of raw material cost volatility
•	The ability to maintain or increase selling prices
•	The continued effectiveness of our productivity and procurement initiatives
•	Economic and financial market conditions

Longer-term risks include:

•	Potential changes in consumer demand or governmental regulations
•	Possible supplier and customer consolidations
•	Potential increases in foreign-based competition
•	Possible growth in market share of unbranded products

We expect to continue to be successful by:

•	Adjusting selling prices to offset resin price movements
•	Implementing aggressive cost management and productivity programs
•	Leveraging our existing products into new distribution channels
•	Introducing innovative new products
•	Making strategic acquisitions

Raw Materials and Energy-Related Costs

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene and polyethylene as published by Chemical Market Associates, Inc. are depicted in the following graphs.

Polystyrene (cents/lb.)	Polyethylene (cents/lb.)

Over time, we have been able to raise selling prices in many areas of our business to offset the dollar effect of resin cost increases, although there usually is a lag of several months. We continue to closely monitor the resin marketplace. As oil prices have fallen from their historic highs, we have seen a reduction in resin costs, which has had a favorable impact on spread (the difference between selling prices and raw material costs). However, the extent and duration of the resin cost reduction and resulting spread improvement is uncertain.

Our business is sensitive to other energy-related cost movements, particularly those that affect transportation and utility costs. Historically, we have been able to mitigate the effect of higher energy-related costs with productivity improvements and other cost reductions. As energy costs have declined, we have seen a favorable impact on our margins. However, the extent and duration of energy-related cost reductions is uncertain.

Demand

Due to the current economic downturn and lower consumer confidence, the markets for our packaging products are experiencing weak demand. This trend is expected to continue for most, if not all, of 2009. While our businesses have performed well in this difficult environment, demand will be difficult to predict. We monitor and adjust our production and procurement levels accordingly.

Productivity Improvements

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

Pension

Worldwide stock markets declined significantly in 2008 and, as a result, our U.S. pension plan was substantially underfunded at December 31, 2008. See the “Liquidity” and “Shareholders’ Equity” sections for further discussion of the impact on the company of this underfunding.

Restructuring

In 2008, we implemented a cost reduction program that included the consolidation of two small facilities, asset rationalizations, and headcount reductions. In 2008, we recorded a charge of approximately $10 million after tax or $0.08 per share. Cash payments related to restructuring and other charges were $2 million for the year ended December 31, 2008. The program is essentially complete with the exception of a small plant held for sale.

Results of Continuing Operations

The acquisition of Prairie positively impacted our overall sales, volume, and operating income. However, due to the integration of Prairie into our other businesses, we are unable to quantify the precise dollar effect on our overall results.

Year 2008 compared with 2007

Sales

			Increase (decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$1,342	$1,221	$121	9.9%
Foodservice/Food Packaging	2,225	2,032	193	9.5

Total	$3,567	$3,253	$314	9.7%

Sales grew 10%, reflecting 6% volume growth primarily from the inclusion of acquisition sales, an increase in net pricing of $124 million, and foreign currency exchange gains of $6 million.

The 10% increase in sales for Consumer Products reflected volume improvement of 7% primarily from the inclusion of acquisition sales, and an increase in net pricing of $33 million.

Sales growth of 10% for Foodservice/Food Packaging was attributable to a volume gain of 5% principally a result of the inclusion of acquisition sales, favorable pricing of $91 million and foreign currency exchange gains of $6 million.

Operating Income

			Increase (decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$207	$227	$(20)	(8.8)%
Foodservice/Food Packaging	236	247	(11)	(4.5)
Other	3	(2)	5	250.0

Total	$446	$472	$(26)	(5.5)%

Operating income declined as favorable volume of $36 million and lower advertising and promotional (A&P) costs of $5 million were more than offset by higher operating costs of $29 million, restructuring charges of $16 million, acquisition-related depreciation and amortization of $16 million, and unfavorable spread of $7 million. The higher operating costs were driven primarily by the impact of higher energy costs on utilities and freight costs.

The following table shows the impact of restructuring and other charges on 2008 operating income by segment.

	Operating income - twelve months ended December 31, 2008
	GAAP	Restructuring and	Excluding restructuring
(In millions)	basis	other	and other

Consumer Products	$207	$5	$212
Foodservice/Food Packaging	236	10	246
Other	3	1	4

Total	$446	$16	$462

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

The following table shows operating income excluding restructuring and other charges for 2008 and 2007.

			Increase (decrease)
(In millions)	2008	2007	Amount	Percent

Consumer Products	$212	$227	$(15)	(6.6)%
Foodservice/Food Packaging	246	247	(1)	(0.4)
Other	4	(2)	6	300.0

Total	$462	$472	$(10)	(2.1)%

The decline in operating income for the Consumer Products business was driven principally by unfavorable spread of $28 million and higher operating costs of $6 million, offset partially by higher volume of $13 million and lower A&P costs of $5 million.

Operating income for the Foodservice/Food Packaging business was essentially flat, reflecting higher volume of $23 million and favorable spread of $21 million, offset by higher operating costs of $23 million, acquisition-related depreciation and amortization of $15 million, higher selling, general, and administrative (SG&A) expense of $3 million, and unfavorable foreign currency exchange of $2 million. The increase in operating costs was driven primarily by higher utility and freight costs.

The increase in operating income for the Other segment primarily reflects lower legal-related expenses.

Income Taxes

Our effective tax rate for 2008 was 35.2%, compared with 35.5% for 2007.

Income from Continuing Operations

We recorded income from continuing operations of $221 million, or $1.67 per share, compared with $244 million, or $1.84 per share, in 2007. The decline was driven primarily by lower operating income of $16 million (including restructuring of $10 million after tax) as described previously, and higher interest costs of $6 million after tax related to the financing of the Prairie acquisition.

Discontinued Operations

Income (Loss) from Discontinued Operations

In 2008, we recorded expense from discontinued operations of $4 million, which was attributed to taxes associated with business dispositions which occurred in prior years. In 2007, we recorded income from discontinued operations of $1 million, which was related to final working capital adjustments and taxes associated with business dispositions.

Liabilities related to discontinued operations, which included obligations related to income taxes and certain royalty payments were as follows:

At December 31 (In millions)	2008	2007

Current liabilities	$—	$2
Noncurrent liabilities	30	32

Total liabilities related to discontinued operations	$30	$34

Liquidity and Capital Resources

Capitalization

			Increase
At December 31 (In millions)	2008	2007	(decrease)

Short-term debt, including current maturities of long-term debt	$—	$—	$—
Long-term debt	1,345	1,574	(229)

Total debt	1,345	1,574	(229)
Minority interest	13	13	—
Shareholders’ equity	642	1,226	(584)

Total capitalization	$2,000	$2,813	$(813)

Ratio of total debt to total capitalization	67.3%	56.0%

Shareholders’ equity decreased $584 million in 2008 as detailed below.

(In millions)

Shareholders’ equity at December 31, 2007	$1,226
Increase (decrease)
Change in pension and postretirement plans’ funded status	(795)
Foreign currency translation adjustments	(39)
Gain (loss) on derivatives	(1)
Impact of adopting SFAS No. 158 measurement provision, net of tax of $4 million	7
Stock repurchases	(2)
Net income	217
Stock-based compensation and common stock issued in connection with stock option exercises	29

Shareholders’ equity at December 31, 2008	$642

We have completed our pension plan measurements at December 31, 2008, for accounting purposes. As a result of the substantial decline in the fair market value of pension plan assets at December 31, 2008, the funded status of our U.S. qualified plan has decreased. During 2008, we recorded noncash charges of $795 million to accumulated other comprehensive income within shareholders’ equity to reflect the change in funded status.

Cash Flows

Cash flows for continuing and discontinued operations were as follows:

			Increase
(In millions)	2008	2007	(decrease)

Cash provided (used) by:
Operating activities	$349	$436	$(87)
Investing activities	(137)	(1,164)	1,027
Financing activities	(225)	639	(864)

The decrease in cash provided by operating activities was principally a result of changes in amounts drawn under our asset securitization facility. Borrowings under our asset securitization facility increased by $20 million in 2008 compared with an increase of $110 million in 2007.

Cash used by investing activities in 2008 was driven by amounts spent on capital expenditures to support growth in cups and cutlery. Cash used by investing activities in 2007 primarily reflected amounts spent on the acquisition of Prairie of $1 billion and plant and equipment of $151 million.

Cash used by financing activities in 2008 was driven by the repayment of debt of $230 million. Cash provided by financing activities in 2007 was driven by the issuance of debt of $939 million and common stock of $19 million and the cash tax benefit from stock-option exercises of $23 million, offset partially by the repayment of debt of $231 million, as well as the repurchase of company stock of $108 million.

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $55 million at December 31, 2008. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

Contractual Obligations

We enter into arrangements that obligate us to make future payments under long-term contracts. Our long-term contractual obligations at December 31, 2008, were as follows:

		Due in
		Less than 1			More than
(In millions)	Total	year	1-3 years	3-5 years	5 years

Long-term debt obligations(1)	$2,444	$95	$265	$416	$1,668
Operating lease obligations	127	30	42	23	32
Purchase obligations(2)	557	311	246	—	—
Other long-term liabilities(3)	173	24	31	34	84

Total	$3,301	$460	$584	$473	$1,784

(1)	Includes fixed rate notes, plus related interest payment obligations, based on rates in effect at December 31, 2008.

(2)	Includes open capital commitments, amounts related to the purchase of minimum quantities of raw materials at current market prices under supply agreements and other long-term vendor agreements with specific payment provisions and early termination penalties.

(3)	Includes undiscounted workers’ compensation obligations, and undiscounted and unfunded postretirement medical and supplemental pension funding requirements.

Liquidity and Off-Balance Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving credit facility of $750 million, under which $70 million was outstanding at December 31, 2008. We were in full compliance with the financial and other covenants of our revolving credit agreement at the end of the period. The two financial covenant ratios contained in our debt agreements are an interest coverage ratio and the total debt to EBITDA ratio. The interest coverage ratio is defined as consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) divided by interest expense. The minimum required ratio is 3.50 to 1. The total debt to EBITDA ratio is calculated by dividing the total debt by EBITDA. The maximum permitted total debt to EBITDA ratio is 3.50 to 1.

The interest coverage ratio and the debt to EBITDA ratio are shown in the following table.

Twelve months ended
(In millions)	December 31, 2008

Net income(1)	$217
Adjustments:
Noncash restructuring and other(2)	12
Interest expense, net of interest capitalized(1)	106
Income tax expense(1)	120
Depreciation and amortization(1)	182
Minority interest(1)	1

EBITDA	$638

EBITDA	$638
Interest expense, net of interest capitalized(1)	106

Interest coverage ratio	6.02

Total debt(3)	$1,345
EBITDA	638

Total debt to EBITDA ratio	2.11

(1)	Amounts per the consolidated statement of income.

(2)	Amounts per the consolidated statement of cash flows.

(3)	Amounts per the consolidated statement of financial position.

There have been no stated events of default, which would permit the lenders to accelerate the debt if not cured within applicable grace periods, or any cross default provisions in our debt agreements.

We also use an asset securitization facility as a form of off-balance-sheet financing. At December 31, 2008, $130 million was securitized under this facility, and $110 million was securitized at December 31, 2007. We do not participate in financial commercial paper markets.

On April 13, 2007, we repaid $99 million of notes due on that date using proceeds from our asset securitization facility ($90 million) and cash on hand.

We have a U.S. qualified pension plan that covers approximately 7,000 of our employees, as well as approximately 65,000 others, mostly retirees and persons who worked for predecessor companies that were part of Tenneco. The requirement to make contributions to this plan is a function of several factors, the most important of which are the return on plan assets and applicable funding discount rate used in calculating plan liabilities. We are not required to make a contribution to this plan in 2009; however, under all likely scenarios, we will be required to make a significant contribution to the plan in 2010. Therefore, we have elected to make a contribution to the plan in 2009 to lessen the contribution required in the future. We contributed $100 million (approximately $65 million after tax) in February 2009, and expect to contribute an additional $100 million (approximately $65 million after tax) later in 2009.

Assuming that we make a total 2009 contribution of $200 million ($130 million after tax), if the plan assets earn an actual rate of return in 2009 equal to our expected long-term rate of return of 9% and the pension funding discount rate as of January 1, 2010 is 6.95%, unchanged from the rate as of January 1, 2009, we estimate a minimum required cash contribution in 2010 to the U.S. pension plan on an after-tax basis of approximately $18 million.

Holding the pension funding discount rate constant, each one percentage-point increase (decrease) in the annual actual rate of return up to 15% would reduce (increase) the minimum cash contribution on an after-tax basis by approximately $17 million. On the same basis, each one percentage-point increase in the actual rate of return above 15% would reduce the minimum required after-tax cash contribution by approximately $5 million.

Holding the actual rate of return constant, each one-half percentage-point increase (decrease) in the pension funding discount rate would reduce (increase) the minimum required after-tax cash contribution by approximately $95 million.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facility and asset securitization program will be sufficient to meet current and future potential pension funding, liquidity, and capital requirements.

Year 2007 compared with 2006

Sales

			Increase (decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$1,221	$1,085	$136	12.5%
Foodservice/Food Packaging	2,032	1,832	200	10.9

Total	$3,253	$2,917	$336	11.5%

Sales grew 12%. Excluding the impact of the Prairie acquisition of $292 million, sales grew 2%, reflecting higher volume of $19 million, higher selling prices of $12 million, and foreign currency exchange gains of $13 million.

Sales for Consumer Products rose 13%, reflecting 11% volume growth from the inclusion of $117 million of sales from the Prairie acquisition, and a 1% increase in both volume and price in the base business.

Sales growth of 11% for Foodservice/Food Packaging was attributable to a 10% volume gain from the inclusion of $175 million of sales from the Prairie acquisition, as well as volume growth in the base business of $9 million, and foreign currency exchange gains of $13 million.

Operating Income

			Increase (decrease)
(In millions)	2007	2006	Amount	Percent

Consumer Products	$227	$195	$32	16.5%
Foodservice/Food Packaging	247	244	3	1.1
Other	(2)	(15)	13	86.7

Total	$472	$424	$48	11.3%

The improvement in operating income was driven primarily by volume growth of $49 million, principally from the Prairie acquisition, and lower performance-related compensation of $26 million and A&P expenses of $13 million, offset partially by a $38 million decline in spread, resulting from higher raw material costs.

The increase in operating income for Consumer Products was driven mainly by volume growth of $21 million, primarily from the Prairie acquisition, and lower A&P expenses of $13 million, offset partially by higher operating costs of $7 million.

The increase in operating income for the Foodservice/Food Packaging business was due to volume growth of $28 million, primarily related to the Prairie acquisition, and lower SG&A expenses of $12 million, offset, in part, by unfavorable spread of $37 million resulting from higher raw material costs.

The increase in operating income for the Other segment was driven primarily by lower performance-related compensation.

Income Taxes

Our effective tax rate for 2007 was 35.5%, compared with 29.1% for 2006. The lower 2006 tax rate was driven principally by a reduction in accrued income taxes due to the expiration of the statute of limitations for prior tax years, offset partially by other accruals for income tax liabilities.

Income from Continuing Operations

We recorded income from continuing operations of $244 million, or $1.84 per share, compared with $277 million, or $1.98 per share, in 2006. The decline primarily reflects the nonrecurrence in 2007 of amounts booked in 2006 to recognize a realized foreign currency exchange gain upon the liquidation of our European treasury operation of $20 million after tax, and to record favorable income tax liability adjustments of $29 million after tax, and higher interest costs of $15 million after tax in 2007, partially offset by higher operating income of $30 million after tax in 2007.

Discontinued Operations

Income (Loss) from Discontinued Operations

We recorded income from discontinued operations of $1 million in 2007 and $3 million in 2006 which was related to final working capital adjustments and taxes related to business dispositions.

In 2007, $27 million of deferred taxes was reclassified as liabilities related to discontinued operations as a result of the adoption of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”.

Changes in Accounting Principles

In July 2006, the FASB issued FIN No. 48, which clarifies the application of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions. We adopted FIN No. 48 as of January 1, 2007. See Note 10 to the financial statements for additional information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require the use of any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective as of January 1, 2008, and did not have a material effect on our financial statements upon adoption and as of December 31, 2008.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of SFAS Nos. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as assets or liabilities in their statement of financial position. We adopted the measurement provisions of SFAS No. 158 on January 1, 2008, using the transition method, based on data from our September 30, 2007, measurement date. As a result, we increased “retained earnings” by $7 million after tax.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. SFAS No. 159 expands the use of fair value measurement, but does not eliminate disclosure requirements of other accounting standards, including SFAS No. 157. SFAS No. 159 was effective January 1, 2008, and it did not impact our financial statements upon adoption and as of December 31, 2008. We did not choose to measure any financial instruments at fair value as permitted under the statement.

Critical Accounting Policies

Following are our accounting policies that involve the exercise of considerable judgment and the use of estimates. These have the most significant impact on our financial condition and results of operations.

Revenue Recognition

We recognize sales when the risks and rewards of ownership have transferred to customers, which generally occurs as products are shipped. In arriving at net sales, we estimate the amount of deductions from sales that are likely to be earned or taken by customers in conjunction with incentive programs. These include volume rebates, early payment discounts, and coupon offerings. Estimates are based on historical trends and are reviewed quarterly for possible revision. In addition, we pay slotting fees and participate in cooperative advertising programs. Our accounting policy for all these programs is to deduct the expenses from revenues in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9. In the event that future sales deduction trends vary significantly from past or expected trends, reported sales may increase or decrease by a material amount.

Inventory Valuation

Our inventories are stated at the lower of cost or market. A portion of inventories (52% at December 31, 2008, and 51% at December 31, 2007) is valued using the last-in, first-out (LIFO) method of accounting. Products which are made and sold in the U.S. and use polystyrene, polyethylene, amorphous polypropylene terephthalate, or paper as their principal raw material utilize the LIFO method of inventory accounting. Similar products which are produced and sold outside of the U.S. use the first-in, first-out (FIFO) or the average-cost method of inventory accounting because the LIFO valuation method is not permitted in those countries in which we operate. Worldwide, we use the FIFO accounting method for production supplies and products made from aluminum and polypropylene.

We periodically review inventory balances to identify slow-moving and/or obsolete items. This determination is based on a number of factors, including new product introductions, changes in consumer demand patterns, and historical usage trends.

Pension Plans

In September 2006, the FASB issued SFAS No. 158. See “Changes in Accounting Principles” in the notes to the financial statements for additional information. Total pretax pension plan income was $49 million in 2008, $50 million in 2007, and $42 million in 2006, and represented the net pension income, which is recorded as an offset to SG&A expenses, and our production operations’ pension service costs, which are recorded in cost of sales. We estimate that our noncash pretax pension income will decrease to $36 million in 2009.

Projections of pension income are based on a number of factors, including estimates of future returns on pension plan assets; estimates of discount rates; assumptions pertaining to the amortization of actuarial gains/losses; expectations regarding employee compensation; and assumptions related to participant turnover, retirement age, and life expectancy.

In developing our assumption regarding the expected rate of return on pension plan assets, we estimate future returns on various classes of assets, risk free rates of return, and long-term inflation rates. Since 1976, our U.S. qualified pension plan’s annual rate of return on assets has averaged 10%. Historically, the plan has invested approximately 70% of its assets in equity securities and 30% in fixed-income investments. After considering all of these factors, we concluded that the use of a 9% rate of return was appropriate for 2008. Holding all other assumptions constant, a one-half percentage-point change in the rate of return assumption would impact our pretax pension income by approximately $19 million.

The discount rate assumption for our U.S. pension plan is based on the composite yield of a portfolio of high quality corporate bonds constructed with durations to match the plan’s future benefit obligations. In this connection, the discount rate assumption for our U.S. plan at our December 31, 2008 measurement date was 6.74% and 6.39% at our September 30, 2007, measurement date. Holding all other assumptions constant, a one-half percentage-point change in the discount rate would impact our pretax pension income by approximately $2 million. For more information on our pension plan, see Note 13 to the financial statements.

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

Derivative Financial Instruments

We are exposed to market risks related to changes in foreign currency exchange rates, interest rates, and commodity prices. To manage these risks we may enter into various hedging contracts in accordance with established policies and procedures. We do not use hedging instruments for trading purposes and are not a party to any transactions involving leveraged derivatives.

Commodity Derivatives

During the fourth quarter of 2008, we entered into natural gas purchase agreements with third parties, hedging a portion of the first half of 2009 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at December 31, 2008, were immaterial.

Interest Rates

At December 31, 2008, we had public debt securities of $1.276 billion outstanding, with fixed interest rates and maturities ranging from 3 to 19 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

In addition, we have a revolving line of credit, against which we borrowed $70 million at December 31, 2008. The fair value of the debt at that date was equal to the outstanding balance.

As a part of the acquisition of Prairie Packaging Inc. (Prairie), we assumed Prairie’s liability for $5 million borrowed from the Illinois Development Finance Authority (IDFA), which were funded by industrial development revenue bonds issued by the IDFA. The debt matures on December 1, 2010, and bears interest at varying rates (1.5% as of December 31, 2008) not to exceed 12% per annum.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest rate risks.

	Maturities
(In millions, except percentages)	2010	2011	2012	Thereafter	Total

Fixed rate debt			$250	$1,026	$1,276
Average interest rate			5.7%	7.7%	7.3%
Fair value			$252	$1,082	$1,334
Floating rate debt	$5	$70			$75
Average interest rate	1.5%	2.1%			2.0%
Fair value	$5	$70			$75

Prior to our spin-off from Tenneco, we entered into an interest rate swap to hedge our exposure to interest rate movements. We settled this swap in November 1999, incurring a $43 million loss, which is being recognized as additional interest expense over the life of the underlying debt.

In April 2007, we entered into interest rate swap agreements to hedge the interest rate risk related to $250 million of the debt expected to be issued in connection with the acquisition of Prairie. We entered into these swap agreements to moderate the risk of interest rate changes during the period from the date the agreement to acquire Prairie was signed to the date the notes used to finance the acquisition were issued. The swap agreements were terminated on June 20, 2007, resulting in a gain of $9 million. This gain is being recognized as a reduction of interest expense over the average life of the underlying debt.

In September 2007, we entered into an interest rate swap agreement to hedge the risk of interest rate volatility on $100 million of amounts due under our revolving credit facility. This agreement terminated on December 5, 2008.

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

We assessed the effectiveness of our internal controls over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that Pactiv’s internal control over financial reporting at December 31, 2008, was effective.

Our internal control over financial reporting as of December 31, 2008, was audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the company’s consolidated financial statements. Ernst & Young’s attestation report on the company’s internal control over financial reporting appears on page 27.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pactiv Corporation

We have audited the accompanying consolidated statements of financial position of Pactiv Corporation (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pactiv Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and effective on January 1, 2008, the Company adopted the requirement to measure the funded status of its defined benefit pension and postretirement healthcare plans as of the date of the year-end statement of financial position.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pactiv Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pactiv Corporation

We have audited Pactiv Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pactiv Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pactiv Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Pactiv Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
February 25, 2009

Consolidated Statement of Income

For years ended December 31
(In millions, except share and per share data)	2008	2007	2006

Sales
Consumer Products	$1,342	$1,221	$1,085
Foodservice/Food Packaging	2,225	2,032	1,832

	3,567	3,253	2,917

Costs and expenses
Cost of sales, excluding depreciation and amortization	2,636	2,322	2,027
Selling, general, and administrative	281	286	316
Depreciation and amortization	182	166	145
Other	6	7	6
Restructuring and other	16	—	(1)

	3,121	2,781	2,493
Operating income	446	472	424
Other income (expense)
Interest income	2	5	6
Realized foreign currency exchange gain	—	—	31
Interest expense, net of interest capitalized	(106)	(96)	(73)
Share of income of joint ventures	—	—	3

Income before income taxes and minority interest	342	381	391
Income tax expense	120	135	114
Minority interest	1	2	—

Income from continuing operations	221	244	277
Discontinued operations, net of tax	(4)	1	(3)

Net income	$217	$245	$274

Earnings per share
Weighted-average number of shares of common stock outstanding
Basic	130,925,861	130,912,229	137,865,929
Diluted	132,473,458	132,869,555	139,704,381
Basic earnings per share of common stock
Continuing operations	$1.69	$1.86	$2.01
Discontinued operations	(0.03)	0.01	(0.02)

Total	$1.66	$1.87	$1.99

Diluted earnings per share of common stock
Continuing operations	$1.67	$1.84	$1.98
Discontinued operations	(0.03)	0.01	(0.02)

Total	$1.64	$1.85	$1.96

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Financial Position

At December 31 (In millions, except share data)	2008	2007

Assets
Current assets
Cash and temporary cash investments	$80	$95
Accounts and notes receivable
Trade, less allowances of $7 and $6 at the respective dates	264	254
Other	47	19

Total accounts and notes receivable	311	273

Inventories
Finished goods	161	195
Work in process	55	56
Raw materials	78	73
Other materials and supplies	50	45

Total inventories	344	369

Deferred income tax assets	34	46

Other	16	14

Total current assets	785	797

Property, plant, and equipment, net	1,209	1,264

Other assets
Goodwill	1,124	1,123
Intangible assets, net	396	423
Pension asset	5	96
Noncurrent deferred income tax asset	141	—
Other	65	62

Total other assets	1,731	1,704

Total assets	$3,725	$3,765

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$115	$162
Taxes accrued	14	58
Interest accrued	20	23
Accrued promotions, rebates, and discounts	68	67
Accrued payroll and benefits	66	80
Other	50	68
Liabilities from discontinued operations	—	2

Total current liabilities	333	460

Long-term debt	1,345	1,574

Deferred income taxes	—	219

Pension and postretirement benefits	1,266	147

Other	96	94

Noncurrent liabilities related to discontinued operations	30	32

Minority interest	13	13

Shareholders’ equity
Common stock — $0.01 par value, 350,000,000 shares authorized, 131,510,270 and 130,439,873 shares issued and outstanding, after deducting 40,272,907 and 41,343,304 shares held in treasury, at the respective dates	1	1
Premium on common stock and other capital surplus	710	683
Accumulated other comprehensive income (loss)
Currency translation adjustment	(13)	26
Pension and postretirement plans	(1,689)	(894)
Gain (loss) on derivatives	7	8
Retained earnings	1,626	1,402

Total shareholders’ equity	642	1,226

Total liabilities and shareholders’ equity	$3,725	$3,765

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Cash Flows

For the twelve months ended December 31 (In millions)	2008	2007	2006

Operating activities
Net income	$217	$245	$274
Less results from discontinued operations	4	(1)	3

Income from continuing operations	221	244	277
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities:
Depreciation and amortization	182	166	145
Deferred income taxes	113	38	(19)
Restructuring and other	12	—	(1)
Pension income	(49)	(50)	(42)
Noncash compensation expense	16	9	5
Realized foreign exchange gain	—	—	(31)
Changes in components of working capital
(Increase) decrease in receivables	(14)	103	(6)
(Increase) decrease in inventories	20	1	(5)
(Increase) decrease in prepayments and other current assets	(2)	—	(2)
Increase (decrease) in accounts payable	(45)	(26)	(27)
Increase (decrease) in taxes accrued	(66)	(16)	58
Increase (decrease) in interest accrued	(2)	15	—
Increase (decrease) in other current liabilities	(23)	(37)	23
Other	(6)	(3)	11

Cash provided (used) by operating activities — continuing operations	357	444	386
Cash provided (used) by operating activities — discontinued operations	(8)	(8)	(14)

Cash provided (used) by operating activities	$349	$436	$372

Investing activities
Expenditures for property, plant, and equipment	$(136)	$(151)	$(78)
Acquisitions of businesses and assets	—	(1,015)	—
Net proceeds from the sale of a business or assets	—	2	3
Other investing activities	(1)	—	—

Cash provided (used) by investing activities	$(137)	$(1,164)	$(75)

Financing activities
Issuance of common stock	$8	$19	$73
Purchase of common stock	(2)	(108)	(369)
Issuance of long-term debt, net of discounts	—	498	—
Retirement of long-term debt	—	(99)	—
Revolving credit facility borrowings	—	432	—
Revolving credit facility payment	(230)	(132)	—
Other	(1)	29	2

Cash provided (used) by financing activities	$(225)	$639	$(294)

Effect of foreign exchange rate changes on cash and temporary cash investments	(2)	3	6

Increase (decrease) in cash and temporary cash investments	(15)	(86)	9
Cash and temporary cash investments, January 1	95	181	172

Cash and temporary cash investments, December 31	$80	$95	$181

Supplemental disclosure of cash flow information
Cash paid for interest	$109	$81	$73
Cash paid for income taxes — continuing operations	59	94	73
Cash paid for income taxes — discontinued operations	7	8	10

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Shareholders’ Equity

		Premium on		Accumulated
		common stock		other	Total	Total
	Common	and other	Retained	comprehensive	shareholders’	comprehensive
(In millions, except share amounts)	stock	capital surplus	earnings	income (loss)	equity	income (loss)

Balance, December 31, 2005	$2	$1,021	$883	$(1,086)	$820
Premium on common stock issued (4,218,967 shares)		74			74
Treasury stock repurchased (13,905,000 shares)	(1)	(368)			(369)
Noncash realized foreign currency exchange gain				(31)	(31)	$(31)
Translation of foreign currency statements				7	7	7
Stock-based compensation		30			30
Additional minimum pension liability adjustment, net of tax of $55, before adopting SFAS No. 158				89	89	89
Impact of adopting SFAS No. 158, net of tax of ($36)				(41)	(41)
Net income			274		274	274

Total comprehensive income (loss)						339

Balance, December 31, 2006	1	757	1,157	(1,062)	853
Premium on common stock issued (1,138,286 shares)		19			19
Treasury stock repurchased (3,374,821 shares)		(108)			(108)
Translation of foreign currency statements				16	16	16
Stock-based compensation		15			15
Gain (loss) on derivatives				8	8	8
Change in pension and postretirement plan funded status, net of tax of $116				178	178	178
Net income			245		245	245

Total comprehensive income (loss)						447

Balance, December 31, 2007	1	683	1,402	(860)	1,226
Premium on common stock issued (1,028,245 shares)		25			25
Treasury stock repurchased (75,218 shares)		(2)			(2)
Translation of foreign currency statements				(39)	(39)	(39)
Stock-based compensation		4			4
Gain (loss) on derivatives				(1)	(1)	(1)
Impact of adopting SFAS No. 158 measurement provision, net of tax of $4			7		7
Change in pension and postretirement plan funded status, net of tax of ($468)				(795)	(795)	(795)
Net income			217		217	217

Total comprehensive income (loss)						$(618)

Balance, December 31, 2008	$1	$710	$1,626	$(1,695)	$642

The accompanying notes to the financial statements are an integral part of this statement.

Notes to Financial Statements

Note 1.	Basis of Presentation

Financial statements for all periods presented in this report were prepared on a consolidated basis in accordance with generally accepted accounting principles consistently applied, except for changes in accounting principles disclosed in Note 2. All per share information is presented on a diluted basis unless otherwise noted. Certain reclassifications have been made to prior years financial information to conform to current year presentation.

We acquired 100% of the stock of Prairie Packaging, Inc. (Prairie) on June 5, 2007. The results of Prairie’s operations have been included in the consolidated financial statements as of that date.

In January 2007, we purchased an additional 1% interest in a folding carton operation in Dongguan, China. This brought our interest to 51%, requiring us to include the joint venture in our consolidated financial statements.

On October 12, 2005, we sold substantially all of our protective and flexible packaging businesses. The results of the sold businesses, as well as costs and charges associated with the transaction, are classified as discontinued operations.

We have three reporting segments:

•	Consumer Products manufactures disposable plastic, foam, molded fiber, pressed paperboard, and aluminum packaging products, and sells them to customers such as grocery stores, mass merchandisers, and discount chains. Products include waste bags, food storage bags, and disposable tableware and cookware. We sell many of our consumer products under well-known trademarks such as Hefty®.

•	Foodservice/Food Packaging manufactures foam, clear plastic, aluminum, pressed paperboard, and molded fiber packaging products, and sells them to customers in the food distribution channel, who prepare and process food for consumption. Customers include foodservice distributors, restaurants, other institutional foodservice outlets, food processors, and grocery chains.

•	Other includes corporate and administrative service operations and retiree benefit income and expense.

The accounting policies of the reporting segments are the same as those for Pactiv as a whole. Where discrete financial information is not available by segment, reasonable allocations of expenses and assets/liabilities are used.

Note 2. Summary of Accounting Policies

Consolidation

Our financial statements include all majority-owned subsidiaries. Investments in 20% to 50% owned companies in which we have the ability to exert significant influence over operating and financial policies are accounted for using the equity method of accounting. All inter-company transactions are eliminated.

Foreign Currency Translation

Financial statements of international operations are translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and weighted-average exchange rates for sales, expenses, gains, and losses. Translation adjustments are recorded as a component of shareholders’ equity.

Cash and Temporary Cash Investments

We define cash and temporary cash investments as checking accounts, money market accounts, certificates of deposit, and U.S. Treasury notes having an original maturity of 90 days or less.

Notes to Financial Statements — (Continued)

Accounts and Notes Receivable

Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts. We record such allowances based on a number of factors, including historical trends and specific customer situations.

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position. Related proceeds are included in cash provided by operating activities in the statement of cash flows. At December 31, 2008, receivables aggregating $130 million were sold, while receivables totaling $110 million were sold at December 31, 2007. Discounts and fees related to such sales were $4 million in both 2008 and 2007, and not material in 2006. These expenses are included in “other expense” in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

Inventories

Our inventories are stated at the lower of cost or market. A portion of inventories (52% at December 31, 2008, and 51% at December 31, 2007) is valued using the last-in, first-out (LIFO) method of accounting. Products which are made and sold in the U.S. and use polystyrene, polyethylene, amorphous polyethylene terephthalate or paper as their principal raw material utilize the LIFO method of inventory accounting. Similar products which are produced and sold outside of the U.S. use the first-in, first-out (FIFO) or the average-cost method of inventory accounting because the LIFO valuation method is not permitted in those countries in which we operate. Worldwide, we use the FIFO accounting method for production supplies and other products made from aluminum and polypropylene. If FIFO or average-cost methods had been used to value all inventories, the total inventory balance would have been $59 million higher at December 31, 2008, and $48 million higher at December 31, 2007.

Property, Plant, and Equipment, Net

Depreciation is recorded on a straight-line basis over the estimated useful lives of assets. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. Depreciation expense totaled $155 million in 2008, $143 million in 2007, and $129 million in 2006.

We capitalize certain costs related to the purchase and development of software used in our business. Such costs are amortized over the estimated useful lives of the assets, ranging from 3 to 12 years. Capitalized software development costs, net of amortization at December 31 were $20 million in 2008 and $26 million in 2007.

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

Notes to Financial Statements — (Continued)

Possible impairment of goodwill is determined using a two-step process.

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

We test goodwill for impairment at the reporting unit level. Our four reporting units are Institutional, Specialty (both part of the Foodservice reporting segment), Consumer and Other (Corporate functions). Our operating segments are each deemed to be a reporting unit as none of the operating segments’ components qualifies as a separate reporting unit or the operating segment is comprised of only one component.

Estimates of fair value used in testing goodwill and indefinite-lived intangible assets for possible impairment are determined using the discounted cash flow method. This approach uses estimates and assumptions regarding the amount and timing of projected cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, and appropriate market comparables. We believe this is the most appropriate method as it reflects how Pactiv, as well as other investors, typically value packaging industry companies. We also compare the result of the discounted cash flow method to the enterprise value (market capitalization plus debt) of Pactiv.

The many assumptions used in the cash flow analysis are subject to the accuracy of our projections of volume, selling price, raw materials costs and SG&A expenses. The percentage by which projected discounted cash flows would have to decrease to have a failure in step one of the SFAS No. 142 impairment test is 48% for Consumer, 23% for Institutional, and 51% for Specialty. Our Other reporting unit has no goodwill or indefinite-lived intangible assets.

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

Revenue Recognition

We recognize sales when the risks and rewards of ownership have transferred to customers, which generally occurs as products are shipped. In arriving at net sales, we estimate the amount of deductions from sales that are likely to be earned or taken by customers in conjunction with incentive programs. These include volume rebates, early payment discounts, and coupon offerings. Estimates are based on historical trends and are reviewed quarterly for possible revision. In addition, we pay slotting fees and participate in cooperative advertising programs. Our accounting policy for all these programs is to deduct the expenses from revenues in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9.

Notes to Financial Statements — (Continued)

Freight

We record amounts billed to customers for shipping and handling as sales, and record shipping and handling expenses as cost of sales.

General and Administrative Expenses

Total noncash pension income was as follows:

For the years ended December 31 (In millions)	2008	2007	2006

Pension income (recorded as an offset to selling, general, and administrative costs)	$54	$54	$49
Pension service costs associated with production operations (recorded in cost of sales)	(5)	(4)	(7)

Total noncash pension income	$49	$50	$42

Research and Development

Research and development costs, which are expensed as incurred, totaled $31 million in 2008, $34 million in 2007, and $33 million in 2006.

Advertising

Advertising production costs are expensed as incurred, while advertising media costs are expensed in the period in which the related advertising first takes place. Advertising expenses were $8 million in 2008, $13 million in 2007, and $21 million in 2006.

Stock-Based Compensation

We account for stock-based compensation under SFAS No. 123(R) “Share-Based Payment,” which requires that the fair value of all share-based payments to employees, including stock options, be recognized in financial statements. SFAS No. 123(R) superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which required that the intrinsic-value method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee compensation expense is based on the grant date fair value of awards, and is recognized in the Statement of Income over the period that recipients of awards are required to provide related service (normally the vesting period).

Income Taxes

We use the asset and liability method of accounting for income taxes. This method requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the tax and financial statement basis of assets and liabilities. If we determine that it is more likely than not that a portion of deferred tax assets will not be realized in a future period, we reduce deferred tax assets by recording a valuation allowance. Estimates used to recognize deferred tax assets are subject to revision in subsequent periods based on new facts or circumstances.

We do not accrue for U.S. federal income taxes on unremitted earnings of foreign subsidiaries in that we intend to reinvest those earnings in foreign operations. Unremitted earnings of foreign subsidiaries totaled $47 million at December 31, 2008, and $35 million at December 31, 2007. The unrecognized deferred tax liability associated with unremitted earnings totaled approximately $7 million at December 31, 2008, and 2007.

Notes to Financial Statements — (Continued)

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding. Diluted earnings per share is calculated in the same manner; however, adjustments are made to reflect the potential issuance of dilutive shares.

Risk Management

From time to time, we use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates, principally using foreign currency purchase and sale contracts with terms of less than 1 year. We do so to mitigate our exposure to exchange rate changes related to third-party trade receivables and accounts payable. Net gains or losses on such contracts are recognized in the statement of income as offsets to foreign currency exchange gains or losses on the underlying transactions. In the statement of cash flows, cash receipts and payments related to hedging contracts are classified in the same way as cash flows from the transactions being hedged. We had no open foreign currency contracts as of December 31, 2008.

Interest rate risk management is accomplished through the use of swaps. Interest rate swaps are booked at their fair value at each reporting date, with an equal offset recorded either in earnings or accumulated other comprehensive income depending on the designation (or lack thereof) of each swap as a hedging instrument.

From time to time, we employ commodity forward or other derivative contracts to hedge our exposure to adverse changes in the price of certain commodities used in our production processes.

Gains on derivative contracts were immaterial in 2008, $9 million in 2007, and immaterial in 2006. We do not use derivative financial instruments for speculative purposes. See Note 7 for additional information.

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

We adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006. We recorded a charge to accumulated other comprehensive income of $41 million upon adoption. We adopted the measurement provisions of SFAS No. 158 on January 1, 2008, using the transition method based on the data as of our September 30, 2007, measurement date. As a result, we increased “retained earnings” by $7 million after tax.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require the use of any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157

Notes to Financial Statements — (Continued)

was effective as of January 1, 2008, and did not have a material effect on our financial statements upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. SFAS No. 159 expands the use of fair value measurement, but does not eliminate disclosure requirements of other accounting standards, including SFAS No. 157. SFAS No. 159 was effective January 1, 2008, and it did not impact our financial statements upon adoption. We did not choose to measure any financial instruments at fair value as permitted under the statement.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after November 15, 2008. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, specifically how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We are currently reviewing SFAS No. 161, and evaluating the impact of its adoption on our financial statements.

Estimates

Financial statement presentation requires management to make estimates and assumptions that affect reported amounts for assets, liabilities, sales, and expenses. Actual results may differ from such estimates.

Notes to Financial Statements — (Continued)

Note 3. Restructuring and Other

In 2008, we implemented a cost reduction program that included the consolidation of two small facilities, asset rationalizations, and headcount reductions. In 2008, we recorded a charge of approximately $10 million after tax, or $0.08 per share. Cash payments related to restructuring and other charges were $2 million for the year ended December 31, 2008. The program is essentially complete with the exception of a small plant held for sale.

Information related to restructuring and associated actions on a pretax basis is included in the following table.

		Asset
(In millions)	Severance	write-offs	Other(1)	Total

Accrued restructuring balance at January 1, 2008	$—	$—	$—	$—

Additions/adjustments to the account
Consumer Products	2	7	(4)	5
Foodservice/Food Packaging	6	2	2	10
Other	1	—	—	1

Total additions/adjustments	9	9	(2)	16
Cash (payments) receipts	(7)	—	4	(3)
Charges against asset accounts	—	(9)	(2)	(11)

Accrued restructuring balance at December 31, 2008	$2	$—	$—	$2

Restructuring costs for the year ended December 31, 2008
Consumer Products	$2	$7	$(4)	$5
Foodservice/Food Packaging	6	2	2	10
Other	1	—	—	1

Total	$9	$9	$(2)	$16

(1)	Consists principally of a gain on the sale of one of our facilities and asset removal and transfer costs.

Note 4.	Acquisitions

On June 5, 2007, we acquired 100% of the stock of Prairie. Prairie manufactured a broad range of tableware and foodservice products, including drink cups, portion cups, containers, cutlery, plates, and bowls which were sold to a relatively small number of customers. This acquisition broadened our consumer and foodservice product offerings. The results of Prairie’s operations have been included in the consolidated financial statements as of the date of acquisition.

The purchase price of the acquisition was $1 billion in cash. At the closing of the acquisition, we paid the purchase price by issuing an $800 million short-term interest-bearing promissory note that matured on June 18, 2007, and by drawing down $200 million under our existing $750 million revolving credit facility. We repaid the note on June 18, 2007, by borrowing $500 million under a third-party bridge loan, and using our revolving credit facility. We repaid the bridge loan on June 25, 2007, with proceeds from the issuance of notes due in 2012 ($250 million with a coupon of 5.875%) and 2018 ($250 million with a coupon of 6.4%). In addition, we assumed Prairie’s existing obligation of $5 million borrowed from the Illinois Development Finance Authority (IDFA) bearing interest at varying rates (1.5% as of December 31, 2008) not to exceed 12% per annum.

The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their respective fair values in accordance with requirements of SFAS No. 141. Goodwill and other intangible assets recorded in connection with the acquisition totaled $602 million and $206 million, respectively, and all of the goodwill is expected to be deductible for tax purposes. Recorded intangible assets pertain to customer

Notes to Financial Statements — (Continued)

relationships and are being amortized over a 15-year period. The allocation of the purchase price increased the value of property, plant, and equipment by $14 million to reflect the estimated fair value of those assets.

Appraisals of the fair-market value and physical counts of the assets acquired were finalized during the second quarter of 2008. This resulted in goodwill being increased by $9 million, and property, plant, and equipment being reduced by the same amount. In addition, adjustments to other assets and liabilities increased goodwill by $3 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

(In millions)

Current assets	$136
Property, plant, and equipment	154
Intangible assets	206
Goodwill	602

Total assets acquired	1,098

Current liabilities	77
Long-term liabilities	6

Total liabilities assumed	83

Net assets acquired	$1,015

Note 5.	Discontinued Operations

On October 12, 2005, we sold substantially all of our protective and flexible packaging businesses. The results of the sold businesses, as well as costs and charges associated with the transaction, are classified as discontinued operations.

In 2008, we recorded expense from discontinued operations of $4 million, which was attributed to taxes associated with the disposition of a business. We recorded income from discontinued operations of $1 million in 2007 related to final working capital adjustments and taxes associated with business dispositions. Liabilities related to discontinued operations, which included obligations related to income taxes, certain royalty payments, and the costs of closing a facility in Europe, were as follows:

At December 31 (In millions)	2008	2007

Current liabilities	$—	$2
Noncurrent liabilities	30	32

Total liabilities related to discontinued operations	$30	$34

Note 6.	Long-Term Debt, Short-Term Debt, and Financing Arrangements

At December 31 (In millions)	2008	2007

Borrowings under a 5-year, $750 million revolving credit facility	$70	$300
Notes due 2012, effective interest rate of 5.8%	250	249
Notes due 2018, effective interest rate of 6.3%, net of $1 million of unamortized discount	249	249
Notes due 2010, effective interest rate of 1.5%	5	5
Notes due 2017, effective interest rate of 8.1%	300	300
Notes due 2025, effective interest rate of 7.9%, net of $1 million of unamortized discount	275	275
Notes due 2027, effective interest rate of 8.4%, net of $4 million of unamortized discount	196	196

Total long-term debt	$1,345	$1,574

Notes to Financial Statements — (Continued)

At December 31, 2008, the aggregate maturities of debt outstanding were $5 million due in 2010, $70 million due in 2011, $250 million due in 2012, and $1.026 billion thereafter.

We were in full compliance with financial and other covenants in our various credit agreements at December 31, 2008.

There have been no stated events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, or any cross default provisions in our debt agreements. We had no short-term borrowings as of December 31, 2008.

In 1999, our former parent, Tenneco realigned certain of its debt in preparation for the spin-off of Pactiv. In conjunction with this realignment, we entered into an interest rate swap to hedge our exposure to interest rate movement. We settled this swap in November 1999 at a loss of $43 million. The loss on the swap is being recognized as additional interest expense over the life of the underlying notes. At December 31, 2008, the unamortized balance was $36 million.

Note 7.	Financial Instruments

Asset and Liability Instruments

At December 31, 2008, and 2007, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short-term debt were the same as, or not materially different from, the amount recorded for these assets and liabilities. The fair value of long-term debt was approximately $1.4 billion at December 31, 2008, and approximately $1.7 billion at December 31, 2007. The recorded amount was $1.3 billion at December 31, 2008, and $1.6 billion at December 31, 2007. The fair value of long-term debt was based on quoted market prices for our debt instruments.

Instruments with Off-Balance Sheet Risk (Including Derivatives)

We use derivative instruments, principally swaps, forward contracts, and options, to manage our exposure to movements in foreign currency values, interest rates, and commodity prices. We entered into interest rate swap agreements in connection with the acquisition of Prairie. The agreements were terminated on June 20, 2007, resulting in a gain of $9 million. This gain is being recorded as a reduction of interest expense over the average life of the underlying debt. Amounts recognized in earnings related to our hedging transactions were immaterial in 2008, 2007, and 2006.

From time to time, we use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates, principally using foreign currency purchase and sale contracts with terms of less than 1 year. We do so to mitigate our exposure to exchange rate changes related to third-party trade receivables and accounts payable. Net gains or losses on such contracts are recognized in the statement of income as offsets to foreign currency exchange gains or losses on the underlying transactions. In the statement of cash flows, cash receipts and payments related to hedging contracts are classified in the same way as cash flows from the transactions being hedged. We had no open foreign currency contracts as of December 31, 2008.

During the fourth quarter of 2008, we entered into natural gas purchase agreements with third parties, hedging a portion of the first half of 2009 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at December 31, 2008, were immaterial.

In September 2007, we entered into an interest rate swap agreement to hedge the risk of interest rate volatility on $100 million of amounts due under our revolving credit facility. This agreement terminated on December 5, 2008.

Notes to Financial Statements — (Continued)

Note 8.	Goodwill and Intangible Assets

Changes in the carrying value of goodwill during 2008 and 2007 by reporting segment are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, December 31, 2006	$136	$389	$525
Goodwill additions	150	440	590
Foreign currency translation adjustment	—	8	8

Balance, December 31, 2007	$286	$837	$1,123
Goodwill adjustment	3	13	16
Foreign currency translation adjustment	—	(15)	(15)

Balance, December 31, 2008	$289	$835	$1,124

Goodwill and other intangible assets recorded in connection with the Prairie acquisition totaled $602 million and $206 million, respectively. Recorded intangible assets pertain to customer relationships and are being amortized over a 15-year period.

Details of intangible assets are shown in the following table.

	December 31, 2008		December 31, 2007
		Accumulated		Accumulated
(In millions)	Carrying value	amortization	Carrying value	amortization

Intangible assets subject to amortization
Patents	$87	$69	$87	$64
Customer relationships	206	21	206	8
Other	145	81	148	75

	438	171	441	147
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$567	$171	$570	$147

The weighted-average amortization period used for patents and other intangible assets subject to amortization is 15 years and 18 years, respectively. Amortization of intangible assets was $27 million for the year ended December 31, 2008. Amortization expense is estimated to total $26 million in 2009, $25 million in 2010, $24 million in 2011, $23 million in 2012, and $19 million in 2013.

Note 9.	Property, Plant, and Equipment, Net

	December 31,	December 31,
(In millions)	2008	2007

Original cost
Land, buildings, and improvements	$654	$662
Machinery and equipment	1,808	1,720
Other, including construction in progress	125	152

	$2,587	$2,534
Less accumulated depreciation and amortization	(1,378)	(1,270)

Net property, plant, and equipment	$1,209	$1,264

Capitalized interest was $2 million in 2008, 2007, and 2006.

Notes to Financial Statements — (Continued)

Note 10.	Income Taxes

Details of income (loss) from continuing operations before income taxes are shown in the following table.

(In millions)	2008	2007	2006

Income (loss) from continuing operations before income taxes
U.S. operations	$323	$360	$368
Foreign operations	19	21	23

Total	$342	$381	$391

Shown below are details of income tax expense for continuing operations.

(In millions)	2008	2007	2006

Current
Federal	$10	$71	$109
State and local	(4)	14	16
Foreign	1	12	4

	7	97	129

Deferred
Federal	101	32	(14)
State and local	8	4	(5)
Foreign	4	2	4

	113	38	(15)

Total income tax expense	$120	$135	$114

In the third quarter of 2006, we reduced our accrued income taxes by $27 million, which gave rise to an increase of $29 million, or $0.21 per share, in income from continuing operations, for the year ended December 31, 2006, and a decrease of $2 million, or $0.02 per share, in income from discontinued operations for the same period. These adjustments, which were related principally to matters associated with our separation from Tenneco in 1999, reflected (1) a reduction in accrued income taxes of $40 million due to the expiration of the statute of limitations for prior tax years and (2) an increase in other accruals for income tax liabilities of $13 million, primarily related to the status of tax audits in Europe.

A reconciliation of the difference between the U.S. statutory federal income tax rate and our effective income tax rate is shown in the following table.

	2008	2007	2006

U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in income tax rate
Foreign income taxed at various rates	(0.5)	0.5	—
State and local taxes on income, net of U.S. federal income tax benefit	(0.3)	3.0	2.4
Domestic production deduction	(0.1)	(1.3)	(0.7)
Research and experimentation credit	(0.1)	(0.3)	(0.1)
Income tax liability increase	2.8	1.4	2.4
Income tax liability decrease	(1.8)	(2.2)	(10.1)
Other	0.2	(0.8)	0.2

Effective income tax rate	35.2%	35.5%	29.1%

Notes to Financial Statements — (Continued)

The components of our net deferred tax assets and liabilities are summarized in the following table.

December 31 (In millions)	2008	2007

Deferred tax assets
Tax loss carryforwards
Federal	$15	$15
State and local	—	2
Foreign	18	25
State Credits	5	—
Pensions(1)	412	21
Postretirement benefits	38	39
Benefit of FIN 48	11	15
Other items	32	38
Valuation allowance(2)	(33)	(40)

Total deferred tax assets	$498	$115

Deferred tax liabilities
Property and equipment	324	288

Total deferred tax liabilities	324	288

Net deferred tax (assets) liabilities	$(174)	$173

(1)	Increase due to adjustment for pension funded status as of December 31, 2008.

(2)	Related to federal and foreign tax loss carryforwards, and other deferred tax assets.

We had federal capital loss carryforwards of $44 million as of December 31, 2008, which will expire in 2011. State tax loss carryforwards at December 31, 2008 of $1 million will expire at various dates from 2010 to 2018. Foreign tax loss carryforwards at December 31, 2008, totaled $71 million, of which $26 million will expire at various dates from 2013 to 2015, with the balance having an unlimited life.

In July 2006, the FASB issued FIN No. 48 which clarifies the application of SFAS No. 109. FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions.

We adopted FIN No. 48 on January 1, 2007. We did not record a material adjustment to the liability for unrecognized income tax benefits in connection with the adoption. Changes in the balance of unrecognized income tax benefits are detailed below.

(In millions)	2008	2007

Balance at January 31	$53	$49
Increases related to prior year tax positions	11	14
Increases pertaining to current year tax positions	5	2
Settlements	(11)	(7)
Expiration of statute of limitations	(1)	(5)

Balance at December 31	$57	$53

The total amount of unrecognized income tax benefits that, if recognized, would favorably impact our effective tax rate for continuing operations in future periods was $34 million as of December 31, 2008. As of December 31, 2008, it is reasonably possible that the balance of unrecognized income tax benefits may

Notes to Financial Statements — (Continued)

increase or decrease during the following twelve months. However, it is not expected that any such changes would significantly affect, individually or in total, our operating results or financial condition.

It is our continuing practice to record accruals for interest and penalties related to income tax matters in income tax expense. Such accruals totaled $10 million as of December 31, 2008, and $8 million as of December 31, 2007. Income recorded through December 31, 2008, for interest and penalties was $1 million.

U.S. federal income tax returns filed for the years 2005 through 2007 are open for examination by the Internal Revenue Service. Various state, local, and foreign tax returns filed for the years 2002 through 2007 are open for examination by tax authorities in those jurisdictions.

Included in unrecognized income tax benefits at December 31, 2008, was $14 million related to discontinued operations, all of which if recognized, would impact income from discontinued operations in future periods. Amounts recorded through December 31, 2008 for interest and penalties related to discontinued operations was $1 million.

In connection with the adoption of SFAS No. 123(R), we elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of SFAS No. 123(R), as described in FASB Staff Position No. FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts were immaterial in 2008, $23 million in 2007, and $4 million in 2006.

Note 11.	Common Stock

We have 350 million shares of common stock ($0.01 par value) authorized, of which 131,510,270 shares were issued and outstanding as of December 31, 2008.

Reserves

Reserved shares at December 31, 2008 were as follows:

(In thousands)

Thrift plans	860
2002 incentive compensation plan	16,132
Employee stock purchase plan	—

Total	16,992

Shares previously shown as reserved for issuance under the Pactiv Employee Stock Purchase Plan (1.9 million shares as of December 31, 2007) are no longer reserved as that plan was terminated effective December 31, 2005.

Stock Plans

2002 Incentive Compensation Plan — In November 1999, we initiated a stock ownership plan that permits the granting of a variety of incentives, including common stock, restricted stock, performance shares, stock appreciation rights, and stock options, to directors, officers, and employees. In May 2002, the 1999 plan was succeeded by the 2002 plan, and all balances under the 1999 plan were transferred to the new plan, which remains in effect until amended or terminated. Under the 2002 plan, up to 27 million shares of common stock can be issued (including shares issued under the prior plan), of which 18 million were issued or granted as of December 31, 2008.

Restricted stock, performance share, and stock option awards generally require that, among other things, grantees remain with the company for certain periods of time. Performance shares granted under the plan vest upon the attainment of specified performance goals in the 3 years following the date of grant.

Notes to Financial Statements — (Continued)

Changes in performance share balances were as follows:

Performance
shares

Outstanding, December 31, 2006	1,383,856
Granted	1,046,339
Canceled	(42,416)
Paid	(328,811)

Outstanding, December 31, 2007	2,058,968
Granted	655,850
Canceled	(128,089)
Paid	(867,663)

Outstanding, December 31, 2008	1,719,066

Additional information related to performance shares is as follows:

	Weighted-average
	grant date	Pre tax	Associated
	fair value	compensation	tax	Impact on
(In millions, except per share data)	per share	expense	benefit	net income

2008	$28.31	$16	$6	$10
2007	32.64	13	5	8
2006	22.20	17	6	11

There was $7 million after tax of unamortized performance share expense at December 31, 2008, of which $6 million will be charged against net income in 2009 and $1 million in 2010.

Summarized below are changes in stock option balances.

	Shares under	Weighted-average
	option	exercise price

Outstanding, January 1, 2007	6,836,587	$22.74
Exercised	(1,050,469)	16.82
Canceled	(379,022)	39.84

Outstanding, December 31, 2007	5,407,096	22.69

Exercisable, December 31, 2007	5,405,599	22.69

Outstanding, January 1, 2008	5,407,096	22.69
Exercised	(559,703)	14.52
Canceled	(117,096)	32.81

Outstanding, December 31, 2008	4,730,297	23.41

Exercisable, December 31, 2008	4,730,297	23.41

Notes to Financial Statements — (Continued)

Summarized below is information regarding stock options outstanding and exercisable at December 31, 2008.

	Outstanding options
			Weighted-
		Weighted-average	average
		remaining	exercise
Range of exercise price	Number	contractual life	price

$7 to $12	166,841	1.7	$11.68
$13 to $21	2,459,392	3.1	17.73
$22 to $29	996,516	5.2	23.98
$30 to $37	492,458	5.2	33.94
$38 to $45	615,090	2.7	39.93

	4,730,297

See Note 2 for additional information regarding stock-based compensation accounting.

Employee Stock Purchase Plan — Prior to 2006, our stock purchase plan allowed U.S. and Canadian employees to purchase Pactiv stock (up to $25,000 annually) at a 15% discount. We terminated the plan on December 31, 2005.

Employee 401(k) Plans — We have qualified 401(k) plans for employees, under which eligible participants may make contributions equal to a percentage of their annual salary. We matched a portion of such contributions with Pactiv common stock until February 2006. Effective March 2006, all matching contributions are in cash. The company or plan participants may contribute additional amounts in accordance with the plans’ terms. In 2008, 2007, and 2006, we incurred 401(k) plan expense of $10 million, $10 million, and $9 million, respectively.

Rabbi Trust — In November 1999, we established a rabbi trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This trust is designed to assure the payment of deferred compensation and supplemental pension benefits. These shares are not considered outstanding for purposes of financial reporting.

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

In connection with the adoption of the QORP, the board of directors also adopted an evaluation mechanism. It calls for an independent board committee (the Three-year Independent Director Evaluation (TIDE) Committee) to review, on an ongoing basis, the QORP and developments in rights plans in general. Based on its review, the TIDE Committee can recommend modification or termination of the plan. At least every 3 years, the TIDE Committee is required to report to the board whether the QORP continues to be in the best interest of shareholders. In November 2008, upon consideration and advice of the TIDE Committee, the board decided to retain the QORP.

Notes to Financial Statements — (Continued)

Earnings Per Share

Earnings from continuing operations per share of common stock outstanding were computed as follows:

(In millions, except share and per share data)	2008	2007	2006

Basic earnings per share
Income from continuing operations	$221	$244	$277

Weighted-average number of shares of common stock outstanding	130,925,861	130,912,229	137,865,929

Basic earnings from continuing operations per share	$1.69	$1.86	$2.01

Diluted earnings per share
Income from continuing operations	$221	$244	$277

Weighted-average number of shares of common stock outstanding	130,925,861	130,912,229	137,865,929
Effect of dilutive securities
Stock options	648,682	1,149,964	1,619,705
Performance shares	897,216	805,085	218,270
Restricted shares	1,699	2,277	477

Weighted-average number of shares of common stock outstanding, including dilutive securities	132,473,458	132,869,555	139,704,381

Diluted earnings from continuing operations per share	$1.67	$1.84	$1.98

The following table summarizes annual repurchases of our common stock for 2006 through 2008.

		Average price
	Number of	paid per	Total outlay
	shares	share	(In millions)

2008	75,218	$26.38	$2
2007	3,374,821	$32.14	$108
2006	13,905,000	$26.53	$369

Note 12.	Preferred Stock

Pactiv has 50 million shares of preferred stock ($0.01 par value) authorized, none of which was issued at December 31, 2008. We have reserved 750,000 shares of preferred stock for the QORP.

Note 13.	Pension Plans and Other Postretirement Benefits

We have pension plans that cover the majority of our employees. Benefits are based on years of service and, for most salaried employees, final average compensation. Assets of our U.S. qualified plan consist principally of equity and fixed income securities.

We have postretirement health care and life insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, co-payments, and other limitations. These postretirement plans are not funded, and we reserve the right to change them.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was enacted. Starting in 2006, this act expanded Medicare coverage, primarily by adding a prescription drug benefit for Medicare-eligible participants. The act provides employers currently sponsoring prescription drug programs for Medicare-eligible participants with a range of options to coordinate with the new government sponsored program to potentially reduce employers’ costs. These options include supplementing the

Notes to Financial Statements — (Continued)

government program on a secondary payor basis, or accepting a direct subsidy from the government to support a portion of the costs of employers’ programs.

Our plans currently provide prescription drug benefits that are coordinated with the related Medicare benefits. As a result, subsidies from Medicare for prescription drug benefits will average approximately $1.2 million per year for the next two years.

Effective December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. See Note 2.

Prior to the adoption of the recognition provisions of SFAS No. 158, we accounted for our defined benefit postretirement plans in accordance with requirements of SFAS No. 87, “Employers Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Accordingly, if the accumulated benefit obligations of a pension plan exceeded its fair value of plan assets, SFAS No. 87 required that an additional minimum pension liability be recorded as a noncash charge to accumulated other comprehensive income (loss) in shareholders’ equity (deficit). SFAS No. 106 required that the liability for postretirement benefits other than pensions represent the actuarial present value of all future benefits attributable to employees’ service rendered to date. Under both SFAS Nos. 87 and 106, changes in the funded status were deferred and recognized ratably over future periods.

We are not required to make a contribution to our U.S. qualified pension plan in 2009. However, the amount of our required contribution in 2010 and later years is a function of several factors, the most important of which are the return on plan assets and applicable funding discount rate used in calculating plan liabilities, and under all likely scenarios, we will be required to make a significant contribution to the plan in 2010. Therefore, we have elected to make a contribution to the plan in 2009 to lessen the contribution required in the future. We contributed $100 million (approximately $65 million after tax) in February 2009, and expect to contribute an additional $100 million (approximately $65 million after tax) later in 2009.

Notes to Financial Statements — (Continued)

Financial data pertaining to our pension and postretirement benefit plans is shown on the following tables.

	Pension plans		Postretirement plans
(In millions)	2008	2007	2008	2007

Changes in projected benefit obligations(1)
Benefit obligations at beginning of year	$3,907	$3,991	$85	$92
Currency rate conversion	(5)	2	—	—
Service cost of benefits earned	20	18	1	1
Interest cost of benefit obligations	300	228	7	5
Actuarial gains	(166)	(56)	(13)	(8)
Benefits paid	(350)	(278)	(15)	(12)
Participant contributions	—	—	7	6
Plan amendments	1	2	—	—
Medicare Part Dreimbursement	—	—	1	1

Projected benefit obligations at end of year	$3,707	$3,907	$73	$85

Changes in fair value of plan assets(1)
Fair value at beginning of year	$3,920	$3,665	$—	$—
Currency rate conversion	(6)	—	—	—
Actual return on plan assets	(1,069)	527	—	—
Employer contributions	11	6	8	6
Participant contributions	—	—	7	6
Benefits paid	(350)	(278)	(15)	(12)

Fair value of plan assets at end of year	$2,506	$3,920	$—	$—

Development of amounts recognized in the statement of financial position
Funded status at measurement date(2)		$13		$(85)
Contributions during the fourth quarter		4		1

Funded status at end of year	$(1,201)	$17	$(73)	$(84)

Amounts recognized in the statement of financial position
Noncurrent assets	$5	$96	$—	$—
Current liabilities	(8)	(8)	(7)	(10)
Noncurrent liabilities	(1,198)	(71)	(66)	(74)

Net asset (liability) at December 31	$(1,201)	$17	$(73)	$(84)

Pretax amounts recognized in accumulated other comprehensive income (loss) at December 31 Net actuarial gains (losses)	$(2,722)	$(1,439)	$(2)	$(16)
Prior service credit costs	2	3	(1)	—

	$(2,720)	$(1,436)	$(3)	$(16)

Other changes in plan assets and projected benefit obligations recognized in other comprehensive income (loss) during year
Net actuarial gains (losses)	$(1,339)		$13
Amortization of net actuarial gains	54		1
Prior service costs	1		—
Amortization of prior service costs	—		(1)

Total other comprehensive income (loss)	$(1,284)		$13

	Pension		Postretirement
	plans		plans

Effect of amortization of net actuarial losses and prior service credits on 2009 net periodic benefit income (expense)
Net actuarial gains (losses)	$(50)		$—
Prior service costs	—		1

	$(50)		$1

Notes to Financial Statements — (Continued)

(1)	For 2008, the change in benefit obligation and plan assets are for the period beginning October 1, 2007 and ending December 31, 2008, including amounts recorded in the statement of income and in “other comprehensive income” in 2008. For 2007, the change in benefit obligation and plan assets are for the period beginning October 1, 2006 and ending September 30, 2007.

(2) Measurement date of December 31 for 2008 and September 30 for 2007.

Benefit payments expected to be made under the pension and postretirement benefit plans over the next 10 years are summarized in the following table.

		Postretirement
		plans, net of expected
(In millions)	Pension plans	Medicare subsidy

2009	$292	$6
2010	293	5
2011	293	7
2012	296	7
2013	301	7
2014-2018	1,520	31

We expect to contribute $212 million to our pension and post retirement plans in 2009.

The impact of pension plans on pretax income from continuing operations was as follows:

(In millions)	2008	2007	2006

Components of net periodic benefit income (expense)
Service cost of benefits earned	$(16)	$(18)	$(19)
Interest cost of benefit obligations	(240)	(228)	(228)
Expected return on plan assets	349	344	344
Amortization of:
Unrecognized net actuarial losses	(44)	(47)	(51)
Unrecognized prior service costs	—	—	(2)
Additional cost due to SFAS No. 88(1)	—	(1)	(2)

Total net periodic benefit income (expense)	$49	$50	$42

(1)	SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits.”

In 2008, our nonqualified and foreign plans had net periodic benefit expense of $6 million.

Pension plan actuarial assumptions used to determine projected benefit obligations are as follows:

	December 31,	September 30,	September 30,
	2008	2007	2006

Actuarial assumptions
Discount rate	6.74%	6.39%	5.93%
Compensation increases	4.00	4.00	4.00
Return on assets	9.00	9.00	9.00

The net periodic benefit income for 2008 was determined using the assumptions listed for 2007.

For all of our worldwide pension plans, accumulated benefit obligations totaled $3.677 billion in 2008 and $3.867 billion in 2007.

Notes to Financial Statements — (Continued)

Pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	December 31,	September 30,
(In millions)	2008	2007

Projected benefit obligations	$3,695	$84
Accumulated benefit obligations	3,665	75
Fair value of plan assets	2,490	1

The discount rate assumption for our U.S. qualified plan is based on the composite yield of a portfolio of high quality corporate bonds constructed with durations to match the plan’s future benefit obligations.

In developing the assumption for the return on pension plan assets, we receive independent input on asset allocation strategies, projections regarding long-term rates of return on various asset classes, risk free rates of return, and long-term inflation rates. Since 1976, our U.S. qualified pension plan’s annual rate of return on assets has averaged 10%. At December 31, 2008, the percentage of pension plan assets invested in equity and fixed income securities was 63% and 37%, respectively. A mixture of equity and fixed income investments is primarily used to maximize the long-term return on pension plan assets for a prudent level of risk. Risk tolerances are established based on careful consideration of plan liabilities, plan funded status, and the company’s financial condition. Equity investments include U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalization stocks. Other asset classes, such as private equity investments, are used judiciously to enhance long-term returns, while increasing portfolio diversification. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. After considering all of these factors, we concluded that a 9% rate of return on assets assumption for our U.S. plan was appropriate for 2008 and 2007.

We use a market-related method for calculating the value of plan assets. This method recognizes the difference between actual and expected returns on plan assets over time. The market-related value of plan assets (MRVA) as of January 1, 2009, is $3.766 billion. Each year, the expected gain on plan assets (MRVA multiplied by the expected rate of return) is compared with the change in fair market value of assets (adjusted for pension benefit payments and expenses) during the year to determine the asset gain or loss for the year just ended.

The asset gain or loss for the year just ended is amortized over five years to the pool of amortizable actuarial gains or losses accumulated from prior years as outlined in SFAS No. 87. Also added to the amortizable pool are all other actuarial gains or losses, which have occurred during the year just ended. The pool is amortized using the “corridor approach” in SFAS No. 87. The corridor amount is 10% of the greater of the MRVA or the pension benefit obligation. The amount of actuarial gains or losses to be amortized as a component of pension income is the amount of the pool in excess of the corridor amount. The accumulated pool of amortizable losses as of January 1, 2009, was $1.055 billion. The amortization period is determined by the weighted-average of the life expectancy of inactive plan participants and the remaining service expectancy of active plan participants. As of January 1, 2009, this weighted average is 21.6 years. Cash contributions to the plan will increase the MRVA dollar for dollar. Pretax pension income is impacted by the expected rate of return on the contribution amount prorated to reflect the date of contribution.

The impact of postretirement benefit plans, other than pensions, on pretax income from continuing operations was as follows:

(In millions)	2008	2007	2006

Service cost of benefits earned	$1	$1	$1
Interest cost of benefit obligations	5	5	5
Prior service costs	(1)	(1)	(1)
Losses	1	2	3

Total postretirement benefit plan costs	$6	$7	$8

Notes to Financial Statements — (Continued)

Actuarial assumptions used to determine postretirement benefit obligations were as follows:

	December 31,	September 30,	September 30,
	2008	2007	2006

Actuarial assumptions
Health care cost inflation(1)
Prior to age 65	8.5%	8.6%	9.5%
After age 65	8.0	9.8	11.0
Discount rate	6.74	6.39	5.93

(1)	Assumed to decline to 5% in 2016.

A one percentage-point change in assumed health-care cost inflation would have the following effects:

(In millions)	1% increase	1% decrease

Effect on total service and interest costs	$—	$—
Effect on postretirement benefit obligations	2	(2)

We contributed $8 million and $6 million in 2008 and 2007, respectively, to fund postretirement medical plan obligations. We expect to contribute $7 million to fund our postretirement medical plan obligations in 2009.

Note 14.	Segment and Geographic Area Information

We report the results of our segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our three reporting segments are Consumer Products, Foodservice/Food Packaging, and Other. See Note 1 for additional details.

Products are transferred between segments and among geographic areas, as nearly as possible, using market value. Wal-Mart Stores, Inc. accounted for approximately 21% and 20% of our consolidated sales in 2008, and 2007, respectively. These sales were reflected primarily in the results of the Consumer Products segment and, to a lesser extent, in the results of the Foodservice/Food Packaging segment. Our backlog of orders is not material.

Notes to Financial Statements — (Continued)

The following table sets forth certain segment information.

		Foodservice/
	Consumer	Food
(In millions)	Products	Packaging		Other			Total

For the year ended December 31, 2008
Sales to external customers	$1,342	$2,225		$—			$3,567
Depreciation and amortization	63	112		7			182
Operating income (loss)	207	236		3	(b	)	446 (a)
Total assets	1,307	2,070		348			3,725
Capital expenditures related to continuing operations	25	105		6			136
Noncash items other than depreciation and amortization	—	—		(33		)(c)	(33)
For the year ended December 31, 2007
Sales to external customers	$1,221	$2,032		$—			$3,253
Depreciation and amortization	62	97		7			166
Operating income (loss)	227	247		(2		)(b)	472
Total assets	1,345	2,125		295			3,765
Capital expenditures related to continuing operations	16	129		6			151
Noncash items other than depreciation and amortization	—	—		(41		)(c)	(41)
For the year ended December 31, 2006
Sales to external customers	$1,085	$1,832		$—			$2,917
Depreciation and amortization	57	81		7			145
Operating income (loss)	195	244	(a)	(15		)(b)	424
Total assets	1,043	1,445		270			2,758
Capital expenditures related to continuing operations	14	58		6			78
Noncash items other than depreciation and amortization	—	—		(37		)(c)	(37)

(a)	Included restructuring and other charges (credits) of $16 million in 2008 and $(1) million in 2006 (see Note 3 for 2008 details by segment).

(b)	Included pension plan income and unallocated corporate expense.

(c)	Included pension plan income and stock-based compensation expense.

The following table sets forth certain geographic area information.

	Geographic area
	United
(In millions)	States	Foreign(1)	Total

At December 31, 2008, and for the year then ended
Sales to external customers(2)	$3,240	$327	$3,567
Long-lived assets(3)	1,172	107	1,279
Total assets	3,433	292	3,725
At December 31, 2007, and for the year then ended
Sales to external customers(2)	$2,946	$307	$3,253
Long-lived assets(3)	1,301	121	1,422
Total assets	3,428	337	3,765
At December 31, 2006, and for the year then ended
Sales to external customers(2)	$2,625	$292	$2,917
Long-lived assets(3)	1,055	102	1,157
Total assets	2,452	306	2,758

Notes to Financial Statements — (Continued)

(1)	Sales to external customers and long-lived assets for individual countries (primarily Germany, Canada, and Mexico) were not material.

(2)	Geographic assignment is based on location of selling business.

(3)	Long-lived assets include all long-term assets other than net assets of discontinued operations, goodwill, intangibles, and deferred taxes.

Note 15.	Commitments and Contingencies

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $55 million at December 31, 2008. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

Lease Commitments

Certain of our facilities, equipment, and other assets are leased under long-term arrangements. Minimum lease payments under noncancelable operating leases with lease terms in excess of 1 year are expected to total $30 million in 2009, $23 million in 2010, $19 million in 2011, $14 million in 2012, $10 million in 2013, and $32 million in subsequent years.

Commitments under capital leases are not significant. Total rental costs for continuing operations totaled $35 million in 2008, $31 million in 2007, and $27 million in 2006, and included minimum rentals under noncancelable operating leases of $35 million, $31 million, and $27 million for the respective periods.

Litigation

We were a defendant in multiple lawsuits, covering 1,045 plaintiffs, in the United States District Court for the Middle District of Alabama. All of these plaintiffs are represented by the same group of law firms. The plaintiffs sought unspecified damages based on allegations that they experienced personal injuries (including wrongful death) and property damages as a result of the alleged release of chemical substances from a wood treatment facility in Lockhart, Alabama, during the period from 1963 to 1998. A predecessor of Pactiv owned the facility from 1978 to 1983. Louisiana-Pacific Corporation, the current owner of the facility, to which the predecessor of Pactiv sold the facility in 1983, also is named as a defendant in each of the lawsuits. We have reached a settlement pursuant to which we paid $4.8 million in exchange for a full and final release from all liabilities. This was paid in the fourth quarter of 2008. Prior to 2008, we recorded a liability equal to the full settlement amount.

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

Environmental Matters

We are subject to a variety of environmental and pollution control laws and regulations. From time to time, we identify costs or liabilities arising from compliance with environmental laws and regulations. When related liabilities are probable and can be reasonably estimated, we establish appropriate reserves. Estimated liabilities may change as additional information becomes available. We appropriately adjust our reserves as new information on possible clean-up costs, expense and effectiveness of alternative clean-up methods and other potential liabilities is received. We do not expect that any additional liabilities recorded as a result of the

Notes to Financial Statements — (Continued)

availability of new information will have a material adverse effect on our financial position. However, such costs could have a material effect on our results of operations or cash flows in a particular period.

Note 16.	Quarterly Financial Data (Unaudited)

					Income (loss)
				Income from	from
		Cost of	Restructuring	continuing	discontinued
(In millions)	Sales	sales	and other	operations	operations	Net income

2008
First quarter	$808	$598	$14	$35	$(1)	$34
Second quarter	951	704	2	64	(3)	61
Third quarter	925	711	(2)	53	—	53
Fourth quarter	883	623	2	69	—	69

	$3,567	$2,636	$16	$221	$(4)	$217

2007
First quarter	$677	$471	$—	$57	$—	$57
Second quarter	828	588	—	69	1	70
Third quarter	872	626	—	59	—	59
Fourth quarter	876	637	—	59	—	59

	$3,253	$2,322	$—	$244	$1	$245

	Basic earnings per share			Diluted earnings per share
	of common stock(1)			of common stock(1)
	Continuing	Discontinued	Net	Continuing	Discontinued	Net	Stock price/share
	operations	operations	income	operations	operations	income	High	Low

2008
First quarter	$0.26	$—	$0.26	$0.26	$—	$0.26	$29.52	$23.00
Second quarter	0.50	(0.03)	0.47	0.49	(0.03)	0.46	27.34	20.82
Third quarter	0.40	—	0.40	0.40	—	0.40	28.49	18.98
Fourth quarter	0.53	—	0.53	0.52	—	0.52	26.95	20.44
Total year	1.69	(0.03)	1.66	1.67	(0.03)	1.64	29.52	18.98
2007
First quarter	$0.43	$—	$0.43	$0.43	$—	$0.43	$36.91	$30.48
Second quarter	0.52	0.01	0.53	0.52	0.01	0.53	36.88	31.46
Third quarter	0.46	—	0.46	0.45	—	0.45	35.95	26.14
Fourth quarter	0.45	—	0.45	0.45	—	0.45	31.54	22.79
Total year	1.86	0.01	1.87	1.84	0.01	1.85	36.91	22.79

(1)	The sum of amounts shown for individual quarters may not equal the total for the year because of changes in the weighted-average number of shares outstanding throughout the year.

The preceding notes are an integral part of the foregoing financial statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of December 31, 2008. We completed our evaluation of such controls and procedures in connection with the preparation of this annual report on Form 10-K on February 27, 2009.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein. There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance.

Information regarding our executive officers required by this Item 10 is set forth in Item 4.1 of Part I, “Executive Officers of the Registrant.”

The following information required by this Item 10 is included in our Proxy Statement related to our May 15, 2009, Annual Meeting of Shareholders, and is incorporated by reference herein.

•	Information regarding our directors
•	Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934
•	Information regarding our code of ethics

ITEM 11.	Executive Compensation.

Information regarding the compensation of certain of the company’s executive officers required in Item 11 is included in our Proxy Statement related to our May 15, 2009, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters of the company required in Item 12 is included in our Proxy Statement related to our May 15, 2009, Annual Meeting of Shareholders, and is incorporated by reference herein.

The following table summarizes our equity compensation plans at December 31, 2008.

Number of shares of
common stock
	Number of shares of			available for future
	common stock to be			issuance under
	issued upon exercise		Weighted-average	equity-compensation
	of outstanding		exercise price of	plans (excluding
	options, warrants		outstanding options,	shares reflected in
Plan category	and rights(a)		warrants and rights	the first column)

Equity compensation plans approved by shareholders	6,449,363(b	)	$23.41	9,682,226

(a)	Does not include Pactiv common stock index units (common stock equivalents) under the company’s deferred compensation plan. The deferred compensation is unfunded, and allows participants to defer receipt of certain compensation and to elect to have such deferred amounts indexed against various investment options, including the Pactiv Stock Index Fund. Participants may elect to have their deferred amounts paid in cash or in Pactiv common stock. If all persons who had their deferred compensation indexed against the Pactiv Stock Index Fund elected to receive their payout in Pactiv common stock, 406,027 shares of common stock would be issuable as of December 31, 2008.

(b)	Includes outstanding options and performance share awards. Stock options generally expire 10 to 20 years after date of grant and vest over 1 to 3 years. Outstanding performance share awards are subject to achievement of performance criteria, vesting, and continued employment, and are paid in stock. See Note 11 to the financial statements for additional information.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required in Item 13 is included in our Proxy Statement related to our May 15, 2009, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services.

Information required in Item 14 is included in our Proxy Statement related to our May 15, 2009, Annual Meeting of Shareholders, and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

Financial Statements Included in Item 8

See “Index of Financial Statements of Pactiv Corporation and Consolidated Subsidiaries” in Item 8, “Financial Statements and Supplementary Data.”

Index of Financial Statements and Schedules Included in Item 15

Page

Schedule II — Valuation and qualifying accounts — three years ended December 31, 2008	59

Schedules Omitted as Not Required or Inapplicable
Schedule I — Condensed financial information of registrant
Schedule III — Real estate and accumulated depreciation
Schedule IV — Mortgage loans on real estate
Schedule V — Supplemental information concerning property — casualty insurance operations

Schedule II — Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged to	Charged to
	Balance at	(reversed	(reversed		Balance
	beginning	from) costs	from) other		at end of
Description	of year	and expenses	accounts	Deductions	Year

Allowance for doubtful accounts
Year ended December 31, 2008	$6	$6	$(5)	$—	$7
Year ended December 31, 2007	9	(1)	(2)	—	6
Year ended December 31, 2006	8	2	(1)	—	9

Inventory valuation
Year ended December 31, 2008	$39	$18	$3	$—	$60
Year ended December 31, 2007	55	(10)	(6)	—	39
Year ended December 31, 2006	55	(7)	7	—	55

Deferred tax asset valuation
Year ended December 31, 2008	$40	$(4)	$(3)	$—	$33
Year ended December 31, 2007	42	(5)	3	—	40
Year ended December 31, 2006	24	(4)	22	—	42

Index of Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. (Exhibits designated with an asterisk are filed with this report; all other exhibits are incorporated by reference.)

Exhibit No.		Description

2		Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to Pactiv Corporation’s Current Report on Form 8-K dated November 11, 1999, File No. 1-15157).
3.1		Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
3.2		Amended and Restated By-laws of the registrant adopted July 12, 2007 (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Current Report on Form 8-K dated July 13, 2007, File No. 1-15157).
4.1		Specimen Stock Certificate of Pactiv Corporation Common Stock (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(a)	Qualified Offer Plan Rights Agreement, dated as of November 4, 1999, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(b)	Amendment No. 1 to Rights Agreement, dated as of November 7, 2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit 4.4(a) to Pactiv Corporation’s Registration Statement on Form S-8 dated November 8, 2002, File No. 333-101121).
4	.3(a)	Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.’s Registration Statement on Form S-4, File No. 333-82923).
4	.3(b)	First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(c)	Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(d)	Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(e)	Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(f)	Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(g)	Sixth Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).

Exhibit No.		Description

4	.3(h)	Seventh Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).
4.4		Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
9		None.
10.1		Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.1 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.2		Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.3		Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 1999, File No. 1-12387).
10.4		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.5		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.6		Amended and Restated Change in Control Severance Benefit Plan for Key Executives as of December 31, 2006 (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157) (superseding Pactiv Corporation Change in Control Severance Benefit Plan for Key Executives as of February 29, 2005).
10.7		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.8		Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 10.11 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.9		Employment Agreement, dated as of March 11, 1997, by and between Richard L. Wambold and Tenneco Inc. (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.10		Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation’s Registration Statement on Form S-8 dated November 8, 2002, File No. 333-101121).
10.11		Credit Agreement, dated as of April 19, 2006, among the registrant, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N. A., as Syndication Agent and L/C Issuer, BNP Paribas, Suntrust Bank, and Citibank, N. A., Inc., as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-15157).
10.12		Pactiv Corporation Defined Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
10.13		Form Pactiv Corporation Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

Exhibit No.			Description

	10.14		Form of Pactiv Corporation Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.18 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
	10.15		Summary of Compensation Arrangements of Directors (incorporated herein by reference to Exhibit 10.19 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-15157).
	10.16		Summary of Named Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
	10.17		Stock Purchase agreement dated as of June 23, 2005, among Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Current Report on Form 8-K dated June 23, 2005, File No. 1-15157).
	10.18		Receivables Purchase Agreement, dated as of December 21, 2006, among the registrant and Atlantic Asset Securitization LLC and Calyon New York Branch, as agent for Purchasers (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157).
	10.19		Agreement and Plan of Merger dated April 10, 2007, among Pactiv Corporation, Meadow Acquisition Corp., Prairie Packaging, Inc., Earl W. Shapiro, and Benjamin M. Shapiro (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation’s Current Report on Form 8-K dated April 12, 2006, File No. 1-15157).
	10.20		Continuing Agreement for Standby Letters of Credit between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
	10.21		Credit Agreement between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
	11		None.
	12		None.
	13		None.
	14		Code of Ethical Conduct for Financial Managers (posted to company’s website, www.pactiv.com) in accordance with Item 406(c)(2) of Regulation S-K.
	15		None.
	16		None.
	18		None.
*	21		List of subsidiaries of Pactiv Corporation.
	22		None.
*	23		Consent of Ernst & Young LLP.
*	24		Powers of Attorney for the following directors of Pactiv Corporation: Larry D. Brady, K. Dane Brooksher, Robert J. Darnall, Mary R. (Nina) Henderson, N. Thomas Linebarger, Roger B. Porter, and Norman H. Wesley.
*	31.1		Rule 13a-14(a)/15d-14(a) Certification
*	31.2		Rule 13a-14(a)/15d-14(a) Certification.
*	*32	.1	Section 1350 Certification.
*	*32	.2	Section 1350 Certification.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ Richard L. Wambold
     Richard L. Wambold
     Chairman, President and
     Chief Executive Officer

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard L. Wambold Richard L. Wambold	Chairman, President, Chief Executive Officer and Director (principal executive officer)	February 27, 2009

/s/ Edward T. Walters Edward T. Walters	Senior Vice President and Chief Financial Officer (principal financial officer)	February 27, 2009

/s/ Donald E. King Donald E. King	Corporate Controller and Chief Accounting Officer (principle accounting officer)	February 27, 2009

/s/ Larry D. Brady* Larry D. Brady	Director	February 27, 2009

/s/ K. Dane Brooksher* K. Dane Brooksher	Director	February 27, 2009

/s/ Robert J. Darnall* Robert J. Darnall	Director	February 27, 2009

/s/ Mary R. (Nina) Henderson* Mary R. (Nina) Henderson	Director	February 27, 2009

/s/ N. Thomas Linebarger* N. Thomas Linebarger	Director	February 27, 2009

/s/ Roger B. Porter* Roger B. Porter	Director	February 27, 2009

/s/ Norman H. Wesley* Norman H. Wesley	Director	February 27, 2009

*By: /s/ Joseph E. Doyle Joseph E. Doyle Attorney-in-fact		February 27, 2009