Form 10-Q
period 2009-03-31
PACTIV CORP
filed 2009-05-08
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 131,933,477 as of April 30, 2009. (See Notes to Financial Statements.)

*	No response to this item is included herein because either it is inapplicable or there is nothing to report.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

Consolidated Statement of Income

	Three months ended March 31,
(In millions, except share and per share data)	2009	2008

Sales	$766	$808
Costs and expenses
Cost of sales, excluding depreciation and amortization	473	598
Selling, general, and administrative	80	71
Depreciation and amortization	46	46
Restructuring and other	—	14

	599	729
Operating income	167	79
Other income (expense)
Interest income	—	1
Interest expense, net of interest capitalized	(23)	(27)

Income before income taxes	144	53
Income tax expense	53	18

Income from continuing operations	91	35
Discontinued operations, net of tax	—	(1)

Net income attributable to Pactiv	$91	$34

Earnings per share
Weighted-average number of shares of common stock outstanding
Basic	131,708,127	130,593,232
Diluted	132,485,534	132,107,033
Basic earnings per share of common stock attributable to Pactiv common shareholders
Continuing operations	$0.69	$0.26
Discontinued operations	—	—

Total	$0.69	$0.26

Diluted earnings per share of common stock attributable to Pactiv common shareholders
Continuing operations	$0.69	$0.26
Discontinued operations	—	—

Total	$0.69	$0.26

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Financial Position

	March 31,	December 31,
(In millions, except share data)	2009	2008

Assets
Current assets
Cash and temporary cash investments	$152	$80
Accounts and notes receivable
Trade, less allowances of $9 and $7 at the respective dates	231	264
Other	13	47

Total accounts and notes receivable	244	311

Inventories
Finished goods	190	161
Work in process	61	55
Raw materials	79	78
Other materials and supplies	47	50

Total inventories	377	344

Deferred income tax assets	34	34

Other	15	16

Total current assets	822	785

Property, plant, and equipment, net	1,200	1,209

Other assets
Goodwill	1,123	1,124
Intangible assets, net	392	396
Pension asset	5	5
Noncurrent deferred income tax asset	115	141
Other	63	65

Total other assets	1,698	1,731

Total assets	$3,720	$3,725

Liabilities and equity
Current liabilities
Accounts payable	$128	$115
Taxes accrued	51	14
Interest accrued	28	20
Accrued promotions, rebates, and discounts	60	68
Accrued payroll and benefits	59	66
Other	44	50

Total current liabilities	370	333

Long-term debt	1,345	1,345

Pension and postretirement benefits	1,144	1,266

Other	88	96

Noncurrent liabilities related to discontinued operations	30	30

Pactiv shareholders’ equity
Common stock — $0.01 par value, 350,000,000 shares authorized, 131,897,727 and 131,510,270 shares issued and outstanding, after deducting 39,885,450 and 40,272,907 shares held in treasury, at the respective dates	1	1
Premium on common stock and other capital surplus	709	710
Accumulated other comprehensive income (loss)
Currency translation adjustment	(26)	(16)
Pension and postretirement plans	(1,681)	(1,689)
Gain (loss) on derivatives	7	7
Retained earnings	1,717	1,626

Total Pactiv shareholders’ equity	727	639
Noncontrolling interest	16	16

Total equity	743	655

Total liabilities and equity	$3,720	$3,725

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Cash Flows

For the three months ended March 31 (In millions)	2009	2008

Operating activities
Net income attributable to Pactiv	$91	$34
Discontinued operations	—	1

Income from continuing operations	91	35
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities:
Depreciation and amortization	46	46
Deferred income taxes	20	8
Restructuring and other	—	12
Pension income	(7)	(12)
Noncash compensation expense	3	5
Net working capital	67	(64)
Pension contributions	(100)	—
Other	(4)	(1)

Cash provided (used) by operating activities — continuing operations	116	29
Cash provided (used) by operating activities — discontinued operations	—	(5)

Cash provided (used) by operating activities	$116	$24

Investing activities
Expenditures for property, plant, and equipment	$(23)	$(47)
Acquisitions of businesses and assets	(20)	—
Other investing activities	1	1

Cash provided (used) by investing activities	$(42)	$(46)

Financing activities
Issuance of common stock	$—	$1
Purchase of common stock	—	(2)
Revolving credit facility payment	—	(20)
Other	(1)	(1)

Cash provided (used) by financing activities	$(1)	$(22)

Effect of foreign exchange rate changes on cash and temporary cash investments	(1)	1

Increase (decrease) in cash and temporary cash investments	72	(43)
Cash and temporary cash investments, January 1	80	95

Cash and temporary cash investments, March 31	$152	$52

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Changes in Equity
(In millions, except share amounts)

	Pactiv Shareholders
		Premium on
		common stock		Accumulated
		and other		other
	Common	capital	Retained	comprehensive	Noncontrolling	Total
	stock	surplus	earnings	income (loss)	interest	equity

Three months ended March 31, 2009

Balance, December 31, 2008	$1	$710	$1,626	$(1,698)	$16	$655
Premium on common stock issued (371,322 shares)		11				11
Translation of foreign currency statements				(10)		(10)
Stock-based compensation		(12)				(12)
Gain (loss) on derivatives
Change in pension and postretirement plan funded status, net of tax of $5				8		8
Net income			91			91
Total comprehensive income (loss)

Balance, March 31, 2009	$1	$709	$1,717	$(1,700)	$16	$743

Three months ended March 31, 2008

Balance, December 31, 2007	$1	$683	$1,402	$(862)	$15	$1,239
Premium on common stock issued (417,578 shares)		9				9
Treasury stock repurchased (75,218 shares)		(2)				(2)
Translation of foreign currency statements				3	1	4
Stock-based compensation		(4)				(4)
Gain (loss) on derivatives				(2)		(2)
Impact of adopting SFAS No. 158 measurement date change, net of tax of $4			7			7
Change in pension and postretirement plan funded status, net of tax of $9				13		13
Net income			34			34
Total comprehensive income (loss)

Balance, March 31, 2008	$1	$686	$1,443	$(848)	$16	$1,298

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Comprehensive Income (Loss)

For the three months ended March 31 (In millions)	2009	2008

Consolidated net income	$91	$34
Other comprehensive income (loss)
Pension and postretirement plans	8	13
Net currency translation gain (loss)	(10)	4
Gain (loss) on derivatives	—	(2)
Total other comprehensive income (loss)	(2)	15

Consolidated comprehensive income (loss)	89	49
Comprehensive income (loss) attributable to the noncontrolling interest	—	1

Comprehensive income (loss) attributable to Pactiv	$89	$48

The accompanying notes to the financial statements are an integral part of this statement.

Notes to Financial Statements (Unaudited)

Note 1. Basis of Presentation

The consolidated statement of income for the three-month period ended March 31, 2009, and 2008, the condensed consolidated statement of financial position at March 31, 2009, the condensed consolidated statement of cash flows for the three-month period ended March 31, 2009, and 2008, the condensed consolidated statement of changes in equity for the three-month period ended March 31, 2009, and 2008, and the condensed consolidated statement of comprehensive income (loss) for the three-month period ended March 31, 2009, and 2008 are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods and at the dates indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv’s Form 10-K for the year ended December 31, 2008, which may be found at www.pactiv.com, under the Investor Relations link, in the subsection entitled “SEC Filings,” or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior year financial information to conform with the current year presentation.

We acquired 100% of the stock of Prairie Packaging, Inc. (Prairie) on June 5, 2007. The results of Prairie’s operations have been included in the consolidated financial statements as of that date.

On January 5, 2009, we purchased the polypropylene cup business of WinCup for $20 million. This business operated one manufacturing facility in North Carolina with approximately 100 employees. The results of this business have been included in the consolidated financial statements as of that date.

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

Accounts and Notes Receivable

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position. Related proceeds are included in cash provided by operating activities in the statement of cash flows. At March 31, 2009, receivables totaling $118 million were sold, while receivables totaling $90 million were sold at March 31, 2008. Discounts and fees related to such sales were $1 million for the three-month period ended

March 31, 2009 and March 31, 2008. These expenses are included in “other expense” in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

Changes in Accounting Principles

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require the use of any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective as of January 1, 2008, and did not have a material effect on our financial statements upon adoption and as of March 31, 2009.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of SFAS Nos. 87, 88, 106, and 132(R).” We adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006. We recorded a charge to accumulated other comprehensive income of $41 million upon adoption. We adopted the measurement provisions of SFAS No. 158 on January 1, 2008, using the transition method based on the data as of our September 30, 2007, measurement date. As a result, we increased “retained earnings” by $7 million after tax in 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. SFAS No. 159 expands the use of fair value measurement, but does not eliminate disclosure requirements of other accounting standards, including SFAS No. 157. SFAS No. 159 was effective January 1, 2008, and it did not impact our financial statements upon adoption and as of March 31, 2009. We did not choose to measure any financial instruments at fair value as permitted under the statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value using the acquisition method of accounting, but it changes the application of the acquisition method in a number of significant ways. In this regard, the pronouncement requires that (1) acquisition-related costs generally be expensed as incurred, (2) noncontrolling interests be recorded at fair value, (3) in-process research and development costs be recorded at fair value as an indefinite lived intangible asset, (4) restructuring costs associated with a business combination generally be expensed subsequent to the date of such a combination, and (5) changes in valuation allowances on deferred tax assets and income tax uncertainties after the acquisition date generally be recorded as income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations that occur in fiscal years beginning after December 15, 2008, with the exception of accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also be subject to the provisions of SFAS No. 141(R). SFAS No. 141(R) was effective January 1, 2009, and did not have a material impact our financial statements upon adoption and as of March 31, 2009.

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

SFAS No. 160 also amends some of ARB No. 51’s consolidation procedures, and expands disclosure requirements regarding the interests of parents and noncontrolling interests. SFAS No. 160 was effective January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after November 15, 2008. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, specifically how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was effective January 1, 2009, and did not have a material impact our financial statements upon adoption and as of March 31, 2009.

Note 3.	Restructuring and Other

In 2008, we implemented a cost reduction program that included the consolidation of two small facilities, asset rationalizations, and headcount reductions. The program is essentially complete with the exception of a small idle plant held for sale. The accrued restructuring balance of $2 million as of December 31, 2008, and March 31, 2009, is for remaining severance payments. Cash payments related to restructuring and other was immaterial for the three-month period ended March 31, 2009.

In the first quarter of 2008, we recorded a charge of approximately $9 million after tax, or $0.07 per share. Cash payments related to restructuring and other charges were $1 million after tax for the three-month period ended March 31, 2008.

Note 4.	Business Combination

On January 5, 2009, we purchased the polypropylene cup business of WinCup for $20 million. This business operated one manufacturing facility in North Carolina with approximately 100 employees. The results of this business have been included in the consolidated financial statements as of that date.

The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their respective fair values in accordance with requirements of SFAS No. 141(R). Goodwill and other intangible assets recorded in connection with the acquisition totaled $2 million and $3 million, respectively, and all of the goodwill is expected to be deductible for tax purposes. Recorded intangible assets pertain to customer relationships and are being amortized over a 15-year period.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(In millions)

Current assets	$4
Property, plant, and equipment	12
Intangible assets	3
Goodwill	2

Total assets acquired	21

Current liabilities	1

Total liabilities assumed	1

Net assets acquired	$20

Note 5.	Discontinued Operations

On October 12, 2005, we completed the sale of most of our protective and flexible packaging businesses to Pregis Corporation for $523 million. Amounts recorded in our financial statements related to those businesses are classified as being applicable to discontinued operations.

Liabilities related to discontinued operations totaled $30 million at March 31, 2009, and at December 31, 2008.

Note 6.	Long-Term Debt and Financing Arrangements

We have a revolving credit facility, and borrowings under this facility totaled $70 million at March 31, 2009. At that date, the fair value of this debt was equal to the outstanding balance.

As a part of the Prairie acquisition, we assumed its liability for $5 million borrowed from the Illinois Department Finance Authority (IDFA), which was funded by industrial development revenue bonds issued by the IDFA. This debt will mature on December 1, 2010, and bears interest at varying rates (0.8% as of March 31, 2009) not to exceed 12% per annum.

Note 7.	Goodwill and Intangible Assets

The changes in the carrying values of goodwill between December 31, 2008 and March 31, 2009 are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, December 31, 2008	$289	$835	$1,124
Goodwill additions	1	1	2
Foreign currency translation adjustment	—	(3)	(3)

Balance, March 31, 2009	$290	$833	$1,123

Intangible assets are summarized in the following table.

	March 31, 2009		December 31, 2008
	Carrying	Accumulated	Carrying	Accumulated
(In millions)	value	amortization	value	amortization

Intangible assets subject to amortization
Patents	$87	$70	$87	$69
Customer relationships	209	25	206	21
Other	144	82	145	81

	440	177	438	171
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$569	$177	$567	$171

Intangible assets of $3 million were recorded in connection with the acquisition of WinCup and are being amortized over a 15-year period for both book and tax purposes. Amortization expense for intangible assets was $6 million for the three months ended March 31, 2009, and $7 million for the three months ended March 31, 2008. Amortization expense is estimated to total $26 million for 2009, $25 million for 2010, $24 million for 2011, $23 million for 2012, and $19 million for 2013.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review the carrying value of our goodwill and indefinite-lived intangibles for possible impairment. Our annual review is conducted in the fourth quarter of the year, or earlier if warranted by events or changes in circumstances. There were no events or changes in circumstances in the first quarter of 2009 that warranted an impairment review of the goodwill and indefinite-lived intangibles.

Note 8.	Property, Plant, and Equipment, Net

	March 31,	December 31,
(In millions)	2009	2008

Original cost
Land, buildings, and improvements	$652	$654
Machinery and equipment	1,826	1,808
Other, including construction in progress	127	125

	$2,605	$2,587
Less accumulated depreciation and amortization	(1,405)	(1,378)

Net property, plant, and equipment	$1,200	$1,209

Capitalized interest was immaterial for the three months ended March 31, 2009, and was $1 million for the three months ended March 31, 2008.

Note 9.	Income Taxes

Total gross unrecognized income tax benefits were $53 million as of March 31, 2009, and $57 million as of December 31, 2008. The total amount of unrecognized income tax benefits that, if recognized, would favorably impact our effective tax rate for continuing operations in future periods was $32 million at March 31, 2009, and $34 million at December 31, 2008. As of March 31, 2009, it is reasonably possible that the amount of unrecognized income tax benefits may increase or decrease during the following twelve months. However, it is not expected that any such changes, individually or in total, would significantly affect our operating results or financial condition.

It is our continuing practice to record accruals for interest and penalties related to income tax matters as income tax expense. Such accruals totaled $11 million as of March 31, 2009, and $10 million as of December 31, 2008. Expense recorded in the first quarter of 2009 for interest and penalties for continuing operations was immaterial.

U.S. federal income tax returns filed for the years 2005 through 2007 are open for examination by the Internal Revenue Service. Various state, local, and foreign tax returns filed for the years 2002 through 2007 are open for examination by tax authorities in those jurisdictions.

At March 31, 2009, and December 31, 2008, total gross unrecognized income tax benefits included $14 million related to discontinued operations, all of which, if recognized, would impact income from discontinued operations in future periods. Expense recorded in the first quarter of 2009 for interest and penalties for discontinued operations was immaterial.

In connection with the adoption of SFAS No. 123(R), “Share-Based Payment,” we elected to use the simplified method in calculating our additional paid-in capital pool, as described in FASB Staff Position No. FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts totaled $2 million for the three months ended March 31, 2009.

Note 10.	Common Stock

Earnings Per Share

Earnings from continuing operations per share of common stock outstanding were computed as follows:

	Three months ended March 31,
(In millions, except share and per share data)	2009	2008

Basic earnings per share
Income from continuing operations	$91	$35

Weighted-average number of shares of common stock outstanding	131,708,127	130,593,232

Basic earnings from continuing operations per share	$0.69	$0.26

Diluted earnings per share
Income from continuing operations	$91	$35

Weighted-average number of shares of common stock outstanding	131,708,127	130,593,232
Effect of dilutive securities
Stock options	136,296	808,961
Performance shares	639,671	702,443
Restricted shares	1,440	2,397

Weighted-average number of shares of common stock outstanding, including dilutive securities	132,485,534	132,107,033

Diluted earnings from continuing operations per share	$0.69	$0.26

We did not repurchase stock in the first quarter of 2009. In the same period of 2008, we acquired 75,218 shares of our common stock at an average price of $26.38 per share, for a total of $2 million.

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

The impact of pension plans on pretax income was as follows:

	Three months
	ended
	March 31,
(In millions)	2009	2008

Components of net periodic benefit income (expense)
Service cost of benefits earned	$(4)	$(4)
Interest cost of benefit obligations	(60)	(60)
Expected return on plan assets	83	87
Amortization of unrecognized net losses	(12)	(11)

Total net periodic benefit income (expense)	$7	$12

We have postretirement health care and life insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. These postretirement plans are not funded, and we reserve the right to change them. Interest cost of benefit obligations of $1 million for three months ended March 31, 2009, and $2 million for the three months ended March 31, 2008, accounted for the total net periodic benefit expense for our postretirement plans.

Note 12.	Segment Information

We report the results of our segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our three segments are Consumer Products, Foodservice/Food Packaging, and Other. See Note 1 for additional details.

The following table sets forth certain segment information.

	Consumer	Foodservice/Food
(In millions)	Products	Packaging	Other		Total

For the three months ended March 31, 2009
Sales to external customers	$283	$483	$—		$766
Operating income (loss)	74	95	(2	) (b)	167
Total assets	1,240	2,115	365	(c)	3,720
For the three months ended March 31, 2008
Sales to external customers	$290	$518	$—		$808
Operating income (loss) (a)	30	47	2	(b)	79
Total assets	1,325	2,218	301	(c)	3,844

(a)	Includes restructuring and other charges of $14 million ($5 million for Consumer Products, $8 million for Foodservice/Food Packaging, and $1 million for Other).

(b)	Includes pension plan income and unallocated corporate expenses.

(c)	Includes administrative service operations.

Note 13.	Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS No. 160 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires that noncontrolling (minority) interests be recognized as equity (but separate from parents’ equity) in consolidated financial statements, and that net earnings related to noncontrolling interests be included in consolidated net income, but identified separately on the face of the income statement. SFAS No. 160 also amends some of ARB No. 51’s consolidation procedures, and expands disclosure requirements regarding the interests of parents and noncontrolling interests. In order to meet the SFAS No. 160 disclosure requirements upon adoption, we have added a quarterly statement of shareholders’ equity and a quarterly statement of comprehensive income (loss) to our interim reporting.

SFAS No. 160 also requires disclosure of the effects of any changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. There were no changes in ownership interest in our subsidiaries for the three months ended March 31, 2009, or March 31, 2008, respectively.

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

On January 5, 2009, we purchased the polypropylene cup business of WinCup for $20 million. This business operated one manufacturing facility in North Carolina with approximately 100 employees. The results of this business have been included in the consolidated financial statements as of that date.

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

Restructuring and Other

In 2008, we implemented a cost reduction program that included the consolidation of two small facilities, asset rationalizations, and headcount reductions. The program is essentially complete with the exception of a small idle plant held for sale. The accrued restructuring balance of $2 million as of December 31, 2008, and March 31, 2009, is for remaining severance payments. Cash payments related to restructuring and other was immaterial for the three-month period ended March 31, 2009.

In the first quarter of 2008, we recorded a charge of approximately $9 million after tax, or $0.07 per share. Cash payments related to restructuring and other charges were $1 million after tax for the three-month period ended March 31, 2008.

Significant Trends, Opportunities and Challenges

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. The prices of plastic resins are affected by the prices of crude oil and natural gas, as well as supply and demand factors of various intermediate petrochemicals. In recent years, there have been significant movements in resin prices, which rose to historic highs in 2008, and dropped precipitously at the end of 2008 and into early 2009. In the first quarter of 2009, prices have risen moderately. Average industry prices for polystyrene were approximately 35% lower in the first quarter of 2009 than in the same period of 2008. Average industry prices for polyethylene were approximately 30% lower in the first quarter of 2009, compared with the same period in 2008. We have historically adjusted our selling prices, in many areas of our business, to reflect changes in raw material costs, although there is usually a lag of several months. Some of our business is pursuant to contracts that have price indexes that automatically adjust, usually quarterly, to reflect changes in certain raw materials.

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

Due to the current economic downturn and lower consumer confidence, the markets for our packaging products are experiencing weak demand. While we experienced some improvement in demand for our products in March and April, market demand is difficult to predict in this uncertain environment.

In 2006, we began to introduce “lean” principles and tools in many of our operating facilities. We are expanding the use of lean principles to help us accelerate productivity improvements by reducing inventory and scrap levels, providing rapid stock replenishment, shortening scheduling cycles, improving our “one-stop shopping” service, eliminating nonvalue-added activities, and streamlining processes. As this is a long-term process, we expect our ability to use these tools throughout the organization will have a positive effect on our operating results in future years.

Worldwide stock markets declined significantly in 2008 and, as a result, our U.S. pension plan was substantially underfunded at December 31, 2008. See the “Liquidity and Capital Resources” section for further discussion of the impact on the company of this underfunding.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facility and asset securitization program will be sufficient to meet current and future potential pension funding, liquidity, and capital requirements.

Results of Continuing Operations

Three Months Ended March 31, 2009, Compared with Three Months Ended March 31, 2008

Sales

	Three months		Increase
	ended March 31,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$283	$290	$(7)	(2.4)%
Foodservice/Food Packaging	483	518	(35)	(6.8)

Total	$766	$808	$(42)	(5.2)%

Sales decreased 5%, reflecting a decline in volume of 3%, lower pricing of 1%, and unfavorable foreign exchange of 1%.

Sales for Consumer Products declined 2%, reflecting a decrease in volume of 5% impacted by weaker consumer demand, offset partially by favorable pricing of 3%. Volume growth in cups and cutlery partially offset declines in waste bags and disposable plates.

Foodservice/Food Packaging sales fell 7%, driven by average selling price decreases of 3%, lower volume of 2%, and unfavorable foreign exchange of 2%. Continued growth in cups and cutlery, partially as a result of new business, was more than offset by softness in market demand.

Operating Income

	Three months
	ended		Increase
	March 31,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$74	$30	$44	146.7%
Foodservice/Food Packaging	95	47	48	102.1
Other	(2)	2	(4)	(200.0)

Total	$167	$79	$88	111.4%

Operating income increased primarily as a result of an $82 million improvement in spread, lower restructuring costs of $14 million, and lower operating costs of $12 million driven by improvement in logistics costs and productivity. This was offset, in part, by lower sales volume of $9 million, higher advertising and promotional expenses of $8 million, and lower pension income of $5 million.

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

The following table shows operating income excluding restructuring and other charges.

	Three months
	ended		Increase
	March 31,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$74	$35	$39	111.4%
Foodservice/Food Packaging	95	55	40	72.7
Other	(2)	3	(5)	(166.7)

Total	$167	$93	$74	79.6%

The increase in operating income for Consumer Products was driven mainly by favorable spread of $44 million and lower operating costs of $8 million, offset partially by higher advertising and promotional expense of $8 million and lower sales volume of $6 million.

Higher operating income for Foodservice/Food Packaging was driven primarily by favorable spread of $38 million and lower operating costs of $4 million, partially offset by lower volume of $3 million.

The decrease in Other operating income was due mainly to lower pension income.

Income from Continuing Operations

We recorded income from continuing operations of $91 million, or $0.69 per share, compared with $35 million, or $0.26 per share, in 2008. The change was driven primarily by higher operating income of $56 million ($88 million before tax) as described previously.

Liquidity and Capital Resources

Capitalization

	March 31,	December 31,	Increase
(In millions)	2009	2008	(decrease)

Short-term debt, including current maturities of long-term debt	$—	$—	$—
Long-term debt	1,345	1,345	—

Total debt	1,345	1,345	—
Noncontrolling interest	16	16	—
Pactiv shareholders’ equity	727	639	88

Total capitalization	$2,088	$2,000	$88

Ratio of total debt to total capitalization	64.4%	67.3%

Cash Flows

	Three months ended March 31,		Increase
(In millions)	2009	2008	(decrease)

Cash provided (used) by:
Operating activities	$116	$24	$92
Investing activities	(42)	(46)	4
Financing activities	(1)	(22)	21

The increase in cash provided by operating activities was driven primarily by higher income from continuing operations of $56 million. In addition, a reduction in accounts receivable compared with an increase in accounts receivable in the same quarter last year contributed $45 million, a smaller inventory build than prior year added $33 million, and lower noncash retirement benefits added $5 million. This was offset partially by a $100 million pretax contribution to our U.S. pension plan, reduced by related favorable cash tax effects of approximately $50 million.

The increase in cash used by investing activities was driven by lower capital expenditures of $24 million partially offset by the acquisition of WinCup for $20 million.

Cash used by financing activities increased as a result of the repayment of long-term revolving debt of $20 million in 2008.

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $50 million at March 31, 2009. It is anticipated that the majority of these expenditures will be funded from existing cash and short-term investments and internally generated cash.

Contractual Obligations

There was no material change in the company’s aggregate contractual obligations since December 31, 2008.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving credit facility of $750 million, under which $70 million was outstanding at March 31, 2009. We were in full compliance with the financial and other covenants of our revolving credit agreement at the end of the period. The two financial covenant ratios contained in our debt agreements are an interest coverage ratio and the total debt to EBITDA ratio. The interest coverage ratio is defined as consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) divided by interest expense. The minimum required ratio is 3.50 to 1. The total debt to EBITDA ratio is calculated by dividing the total debt by EBITDA. The maximum permitted total debt to EBITDA ratio is 3.50 to 1.

The interest coverage ratio and the debt to EBITDA ratio are shown in the following table.

		Plus	Less
	Twelve months	Three months	Three months	Twelve months
	ended	ended	ended	ended
(In millions)	December 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009

Net income (1)	$217	$91	$34	$274
Adjustments:
Noncash restructuring and other (2)	12	—	12	—
Interest expense, net of interest capitalized (1)	106	23	27	102
Income tax expense (1)	120	53	18	155
Depreciation and amortization (1)	182	46	46	182
Noncontrolling interest (1)	1	—	—	1

EBITDA	$638	$213	$137	$714

EBITDA	$638			$714
Interest expense, net of interest capitalized (1)	106			102

Interest coverage ratio	6.02			7.00

Total debt (3)	$1,345			$1,345
EBITDA	638			714

Total debt to EBITDA ratio	2.11			1.88

(1)	Amounts per the consolidated statement of income (for 2008 information, refer to our 2008 10-K and first quarter 2008 10-Q).

(2)	Amounts per the consolidated statement of cash flows (for 2008 information, refer to our 2008 10-K and first quarter 2008 10-Q).

(3) Amounts per the consolidated statement of financial position.

We also use an asset securitization facility as a form of off-balance-sheet financing. At March 31, 2009, $118 million was securitized under this facility, and $130 million was securitized at December 31, 2008. We do not participate in financial commercial paper markets.

We have a U.S. qualified pension plan that covers approximately 7,000 of our employees, as well as approximately 65,000 others, mostly retirees and persons who worked for predecessor companies that were part of Tenneco. The requirement to make contributions to this plan is a function of several factors, the most important of which are the return on plan assets and applicable funding discount rate used in calculating plan liabilities. We are not required to make a contribution to this plan in 2009; however, we have elected to make a contribution to the plan in 2009 to lessen the impact in the future. We contributed $100 million pretax in February 2009, and an additional $100 million pretax in April 2009.

After making a total 2009 contribution of $200 million ($130 million after tax), and assuming the plan assets earn an actual rate of return in 2009 equal to our expected long-term rate of return of 9% and the pension funding discount rate as of January 1, 2010, is 6.95%, unchanged from the rate as of January 1, 2009, we estimate a minimum required cash contribution in 2010 to the U.S. pension plan on an after-tax basis of approximately $18 million.

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

The above funding scenarios all assume we would maintain a funded ratio above 80% as defined in the Pension Protection Act of 2006 in order to avoid certain benefit restrictions on our plan. However, as long as our funded ratio is above 60%, those benefit restrictions do not have a meaningful impact on us or the plan. This allows us more flexibility in the timing of pension contributions.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facility and asset securitization program will be sufficient to meet current and future potential pension funding, liquidity, and capital requirements.

Changes in Accounting Principles

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require the use of any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective as of January 1, 2008, and did not have a material effect on our financial statements upon adoption and as of March 31, 2009.

We adopted the measurement provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of SFAS Nos. 87, 88, 106, and 132(R),” on January 1, 2008, using the transition method, based on data from our September 30, 2007, measurement date. As a result, we increased “retained earnings” by $7 million after tax in 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. SFAS No. 159 expands the use of fair value measurement, but does not eliminate disclosure requirements of other accounting standards, including SFAS No. 157. SFAS No. 159 was effective January 1, 2008, and it did not impact our financial statements upon adoption and as of March 31, 2009. We did not choose to measure any financial instruments at fair value as permitted under the statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value using the acquisition method of accounting, but it changes the application of the acquisition method in a number of significant ways. In this regard, the pronouncement requires that (1) acquisition-related costs generally be expensed as incurred, (2) noncontrolling interests be recorded at fair value, (3) in-process research and development costs be recorded at fair value as an indefinite lived intangible asset, (4) restructuring costs associated with a business combination generally be expensed subsequent to the date of such a combination, and (5) changes in valuation allowances on deferred tax assets and income tax uncertainties after the acquisition date generally be recorded as income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations that occur in fiscal years beginning after December 15, 2008, with the exception of accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also be subject to the provisions of SFAS No. 141(R). SFAS No. 141(R) was effective January 1, 2009, and did not have a material impact our financial statements upon adoption and as of March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS No. 160 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires that noncontrolling (minority) interests be recognized as equity (but separate from parents’ equity) in consolidated financial statements, and that net earnings related to noncontrolling interests be included in consolidated net income, but identified separately on the face of the income statement. SFAS No. 160 also amends some of ARB No. 51’s consolidation procedures, and expands disclosure requirements regarding the interests of parents and noncontrolling interests. SFAS No. 160 was effective January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of March 31, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after November 15, 2008. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, specifically how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was effective January 1, 2009, and did not have a material impact our financial statements upon adoption and as of March 31, 2009.

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

Commodity Derivatives

During the fourth quarter of 2008, we entered into natural gas purchase agreements with third parties, hedging a portion of the first half of 2009 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at March 31, 2009, were immaterial.

Interest Rates

At March 31, 2009, we had public debt securities of $1.276 billion outstanding, with fixed interest rates and maturities ranging from 3 to 18 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

In addition, we have a revolving line of credit, against which we borrowed $70 million at March 31, 2009. The fair value of the debt at that date was equal to the outstanding balance.

As a part of the acquisition of Prairie Packaging Inc. (Prairie), we assumed its liability for $5 million borrowed from the Illinois Development Finance Authority (IDFA), which was funded by industrial development revenue bonds issued by the IDFA. The debt matures on December 1, 2010, and bears interest at varying rates (0.8% as of March 31, 2009), not to exceed 12% per annum.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest rate risks.

	Maturities
(In millions, except percentages)	2010	2011	2012	Thereafter	Total

Fixed rate debt			$250	$1,026	$1,276
Average interest rate			5.7%	7.7%	7.3%
Fair value			$253	$1,083	$1,336
Floating rate debt	$5	$70			$75
Average interest rate	0.8%	2.6%			2.5%
Fair value	$5	$70			$75

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

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of March 31, 2009.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are party to various legal proceedings arising from our operations. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances now known, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

ITEM 1A.	Risk Factors

There has been no material change in the risk factors disclosed in our Form 10-K for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2006, the board of directors approved the repurchase of 10 million shares of our common stock. As of March 31, 2009, the remaining number of shares authorized to be repurchased was 522,361. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share repurchase authorization.

We did not repurchase stock in the first quarter of 2009.

ITEM 3-5.	None

ITEM 6.	Exhibits

Exhibits designated with an asterisk in the following index are furnished or filed herewith; all other exhibits are incorporated by reference.

Exhibit No.		Description

2		Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to Pactiv Corporation’s Current Report on Form 8-K dated November 11, 1999, File No. 1-15157).
3.1		Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
3.2		Amended and Restated By-laws of the registrant adopted July 12, 2007 (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Current Report on Form 8-K dated July 13, 2007, File No. 1-15157).
4.1		Specimen Stock Certificate of Pactiv Corporation Common Stock (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(a)	Qualified Offer Plan Rights Agreement, dated as of November 4, 1999, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(b)	Amendment No. 1 to Rights Agreement, dated as of November 7, 2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit 4.4(a) to Pactiv Corporation’s Registration Statement on Form S-8 dated November 8, 2002, File No. 333-101121).

Exhibit No.		Description

4	.3(a)	Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.’s Registration Statement on Form S-4, File No. 333-82923).
4	.3(b)	First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(c)	Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(d)	Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(e)	Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(f)	Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(g)	Sixth Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).
4	.3(h)	Seventh Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).
4.4		Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.1		Human Resources Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.1 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.2		Tax Sharing Agreement, dated as of November 3, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 16.2 to Tenneco Inc.’s Current Report on Form 8-K dated November 4, 1999, File No. 1-12387).
10.3		Amended and Restated Transition Services Agreement, dated as of November 4, 1999, by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 10.3 to Tenneco Automotive Inc.’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 1999, File No. 1-12387).
10.4		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.5		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

Exhibit No.	Description

10.6	Amended and Restated Change in Control Severance Benefit Plan for Key Executives as of December 31, 2006 (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157) (superseding Pactiv Corporation Change in Control Severance Benefit Plan for Key Executives as of March 1, 2005).
10.7	Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.8	Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 10.11 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.9	Employment Agreement, dated as of March 11, 1997, by and between Richard L. Wambold and Tenneco Inc. (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.10	Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation’s Registration Statement on Form S-8 dated November 8, 2002, File No. 333-101121).
10.11	Credit Agreement, dated as of April 19, 2006, among the registrant, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, BNP Paribas, Suntrust Bank, and Citibank, N.A., as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-15157).
10.12	Pactiv Corporation Defined Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
10.13	Form of Pactiv Corporation Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
10.14	Form of Pactiv Corporation Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.18 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
10.15	Summary of Compensation Arrangements of Directors (incorporated herein by reference to Exhibit 10.19 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-15157).
10.16	Summary of Named Executive Officer Compensation Arrangements (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
10.17	Stock Purchase agreement dated as of June 23, 2005, among Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Current Report on Form 8-K dated June 23, 2005, File No. 1-15157).
10.18	Receivables Purchase Agreement, dated as of December 21, 2006, among the registrant and Atlantic Asset Securitization LLC and Calyon New York Branch, as agent for Purchasers (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157).
10.19	Agreement and Plan of Merger dated April 10, 2007, among Pactiv Corporation, Meadow Acquisition Corp., Prairie Packaging, Inc., Earl W. Shapiro, and Benjamin M. Shapiro (incorporated herein by reference to Exhibit 10.23 to Pactiv Corporation’s Current Report on Form 8-K dated April 12, 2006, File No. 1-15157).

Exhibit No.		Description

10.20		Continuing Agreement for Standby Letters of Credit between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
10.21		Credit Agreement between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
11		None.
15		None.
18		None.
19		None.
22		None.
23		None.
24		None.
*31	.1	Rule 13a-14(a)/15d-14(a) Certification.
*31	.2	Rule 13a-14(a)/15d-14(a) Certification.
**32	.1	Section 1350 Certification.
**32	.2	Section 1350 Certification.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ EDWARD T. WALTERS
Edward T. Walters
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ DONALD E. KING
Donald E. King
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 8, 2009