Form 10-Q
period 2009-06-30
PACTIV CORP
filed 2009-08-07
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 131,964,136 as of July 31, 2009. (See Notes to Financial Statements.)

*	No response to this item is included herein because either it is inapplicable or there is nothing to report.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

Consolidated Statement of Income

	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per share data)	2009	2008	2009	2008

Sales	$901	$951	$1,667	$1,759
Costs and expenses
Cost of sales, excluding depreciation and amortization	575	704	1,048	1,302
Selling, general, and administrative	100	70	180	141
Depreciation and amortization	46	46	92	92
Other	1	—	1	—
Restructuring and other	—	2	—	16

	722	822	1,321	1,551
Operating income	179	129	346	208
Other income (expense)
Interest income	1	—	1	1
Interest expense, net of interest capitalized	(24)	(27)	(47)	(54)

Income before income taxes	156	102	300	155
Income tax expense	59	38	112	56

Income from continuing operations	97	64	188	99
Discontinued operations, net of tax	(1)	(3)	(1)	(4)

Net income attributable to Pactiv	$96	$61	$187	$95

Earnings per share
Weighted-average number of shares of common stock outstanding
Basic	131,931,203	130,809,701	131,808,513	130,689,928
Diluted	132,472,333	131,980,485	132,441,477	132,083,402
Basic earnings per share of common stock attributable to Pactiv common shareholders
Continuing operations	$0.73	$0.50	$1.42	$0.76
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.03)

Total	$0.72	$0.47	$1.41	$0.73

Diluted earnings per share of common stock attributable to Pactiv common shareholders
Continuing operations	$0.73	$0.49	$1.42	$0.75
Discontinued operations	(0.01)	(0.03)	(0.01)	(0.03)

Total	$0.72	$0.46	$1.41	$0.72

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Financial Position

	June 30,	December 31,
(In millions, except share data)	2009	2008

Assets
Current assets
Cash and temporary cash investments	$227	$80
Accounts and notes receivable
Trade, less allowances of $8 and $7 at the respective dates	279	264
Other	12	47

Total accounts and notes receivable	291	311

Inventories
Finished goods	183	161
Work in process	59	55
Raw materials	85	78
Other materials and supplies	48	50

Total inventories	375	344

Deferred income tax assets	16	14

Other	16	16

Total current assets	925	765

Property, plant, and equipment, net	1,191	1,209

Other assets
Goodwill	1,128	1,124
Intangible assets, net	385	396
Pension asset	6	5
Noncurrent deferred income tax asset	100	161
Other	64	65

Total other assets	1,683	1,751

Total assets	$3,799	$3,725

Liabilities and equity
Current liabilities
Accounts payable	$158	$115
Taxes accrued	40	14
Interest accrued	20	20
Accrued promotions, rebates, and discounts	81	68
Accrued payroll and benefits	83	66
Other	52	50

Total current liabilities	434	333

Long-term debt	1,345	1,345

Pension and postretirement benefits	1,021	1,266

Other	99	96

Noncurrent liabilities related to discontinued operations	31	30

Pactiv shareholders’ equity
Common stock — $0.01 par value, 350,000,000 shares authorized, 131,946,803 and 131,510,270 shares issued and outstanding, after deducting 39,837,223 and 40,272,907 shares held in treasury, at the respective dates	1	1
Premium on common stock and other capital surplus	716	710
Accumulated other comprehensive income (loss)
Currency translation adjustment	(10)	(16)
Pension and postretirement plans	(1,674)	(1,689)
Gain (loss) on derivatives	7	7
Retained earnings	1,813	1,626

Total Pactiv shareholders’ equity	853	639
Noncontrolling interest	16	16

Total equity	869	655

Total liabilities and equity	$3,799	$3,725

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30 (In millions)	2009	2008

Operating activities
Net income attributable to Pactiv	$187	$95
Discontinued operations	1	4

Income from continuing operations	188	99
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities:
Depreciation and amortization	92	92
Deferred income taxes	52	19
Restructuring and other	(1)	11
Pension income	(17)	(25)
Noncash compensation expense	10	9
Net working capital	91	(130)
Pension contributions	(200)	—
Other	—	(5)

Cash provided (used) by operating activities — continuing operations	215	70
Cash provided (used) by operating activities — discontinued operations	—	(6)

Cash provided (used) by operating activities	$215	$64

Investing activities
Expenditures for property, plant, and equipment	$(49)	$(86)
Acquisitions of businesses and assets	(20)	—
Other investing activities	1	—

Cash provided (used) by investing activities	$(68)	$(86)

Financing activities
Issuance of common stock	$1	$2
Purchase of common stock	—	(2)
Revolving credit facility payment	—	(20)
Other	(1)	(2)

Cash provided (used) by financing activities	$—	$(22)

Effect of foreign exchange rate changes on cash and temporary cash investments	—	2

Increase (decrease) in cash and temporary cash investments	147	(42)
Cash and temporary cash investments, January 1	80	95

Cash and temporary cash investments, June 30	$227	$53

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Changes in Equity
(In millions, except share data)

	Pactiv Shareholders
		Premium on
		common stock		Accumulated
		and other		other
	Common	capital	Retained	comprehensive	Noncontrolling	Total
	stock	surplus	earnings	income (loss)	interest	equity

Six months ended June 30, 2009

Balance, December 31, 2008	$1	$710	$1,626	$(1,698)	$16	$655
Premium on common stock issued (435,684 shares)		12				12
Translation of foreign currency statements				6		6
Stock-based compensation		(6)				(6)
Gain (loss) on derivatives
Change in pension and postretirement plan funded status, net of tax of $9				15		15
Net income			187			187
Total comprehensive income (loss)

Balance, June 30, 2009	$1	$716	$1,813	$(1,677)	$16	$869

Six months ended June 30, 2008

Balance, December 31, 2007	$1	$683	$1,402	$(862)	$15	$1,239
Premium on common stock issued (472,025 shares)		10				10
Treasury stock repurchased (75,218 shares)		(2)				(2)
Translation of foreign currency statements				9	1	10
Stock-based compensation		—				—
Gain (loss) on derivatives				(1)		(1)
Impact of adopting SFAS No. 158 measurement date change, net of tax of $4			7			7
Change in pension and postretirement plan funded status, net of tax of $13				20		20
Net income			95			95
Total comprehensive income (loss)

Balance, June 30, 2008	$1	$691	$1,504	$(834)	$16	$1,378

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Comprehensive Income (Loss)

	Three months		Six months
	ended		ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

Consolidated net income	$96	$61	$187	$95
Other comprehensive income (loss)
Pension and postretirement plans	7	7	15	20
Net currency translation gain (loss)	16	6	6	10
Gain (loss) on derivatives	—	1	—	(1)

Total other comprehensive income (loss)	23	14	21	29

Consolidated comprehensive income (loss)	119	75	208	124
Comprehensive income (loss) attributable to the noncontrolling interest	—	—	—	1

Comprehensive income (loss) attributable to Pactiv	$119	$75	$208	$123

The accompanying notes to the financial statements are an integral part of this statement.

Notes to Financial Statements (Unaudited)

Note 1.  Basis of Presentation

The consolidated statement of income for the three- and six-month periods ended June 30, 2009, and 2008, the condensed consolidated statement of financial position at June 30, 2009, the condensed consolidated statement of cash flows for the six-month period ended June 30, 2009, and 2008, the consolidated statement of changes in equity for the six-month period ended June 30, 2009, and 2008, and the consolidated statement of comprehensive income (loss) for the three- and six-month periods ended June 30, 2009, and 2008 are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods and at the dates indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv’s Form 10-K for the year ended December 31, 2008, which may be found at www.pactiv.com, under the Investor Relations link, in the subsection entitled “SEC Filings,” or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior year financial information to conform with the current year presentation.

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

We have evaluated subsequent events through August 7, 2009, the filing date of this Form 10-Q, and have determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Related proceeds are included in cash provided by operating activities in the statement of cash flows. At June 30, 2009, receivables totaling $129 million were sold, while receivables totaling $100 million were sold at June 30, 2008. Discounts and fees related to such sales were immaterial for the three-month period and $1 million for the six-month period ended June 30, 2009, compared to $1 million for the three-month period and $2 million for the six-month period ended June 30, 2008. These expenses are included in “other expense” in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

Changes in Accounting Principles

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require the use of any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective as of January 1, 2008, and did not have a material effect on our financial statements upon adoption and as of June 30, 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. SFAS No. 159 expands the use of fair value measurement, but does not eliminate disclosure requirements of other accounting standards, including SFAS No. 157. SFAS No. 159 was effective January 1, 2008, and it did not impact our financial statements upon adoption and as of June 30, 2009. We did not choose to measure any financial instruments at fair value as permitted under the statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value using the acquisition method of accounting, but it changes the application of the acquisition method in a number of significant ways. In this regard, the pronouncement requires that (1) acquisition-related costs generally be expensed as incurred, (2) noncontrolling interests be recorded at fair value, (3) in-process research and development costs be recorded at fair value as an indefinite lived intangible asset, (4) restructuring costs associated with a business combination generally be expensed subsequent to the date of such a combination, and (5) changes in valuation allowances on deferred tax assets and income tax uncertainties after the acquisition date generally be recorded as income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations that occur in fiscal years beginning after December 15, 2008, with the exception of accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also be subject to the provisions of SFAS No. 141(R). SFAS No. 141(R) was effective January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of June 30, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS No. 160 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires that noncontrolling (minority) interests be recognized as equity (but separate from parents’ equity) in consolidated financial statements, and that net earnings related to noncontrolling interests be included in consolidated net income, but identified separately on the face of the income statement. SFAS No. 160 also amends some of ARB No. 51’s consolidation procedures, and expands disclosure requirements regarding the interests of parents and noncontrolling interests. SFAS No. 160 was effective January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after November 15, 2008. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, specifically how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was effective January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of June 30, 2009.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. This FSP amends FASB No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for our June 30, 2009 interim financial reporting, and did not have a material effect on our financial statements upon adoption.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 is effective for fiscal years, and interim periods within such fiscal years, ending after June 15, 2009. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for our June 30, 2009 interim financial reporting, and did not have a material effect on our financial statements upon adoption.

Note 3.	Restructuring and Other

In 2008, we implemented a cost reduction program that included the consolidation of two small facilities, asset rationalizations, and headcount reductions. The program is essentially complete with the exception of a small idle plant held for sale. The accrued restructuring balance of $1 million as of June 30, 2009, and $2 million as of December 31, 2008, is for remaining severance payments. Cash payments related to restructuring and other were $1 million pretax for the six-month period ended June 30, 2009.

In the first half of 2008, we recorded a charge of $10 million after tax, or $0.08 per share. Cash payments related to restructuring and other charges were $3 million after tax for the six-month period ended June 30, 2008.

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

Liabilities related to discontinued operations totaled $31 million at June 30, 2009 and $30 million at December 31, 2008.

Note 6.	Long-Term Debt and Financing Arrangements

We have a revolving credit facility, and borrowings under this facility totaled $70 million at June 30, 2009. At that date, the fair value of this debt was equal to the outstanding balance.

As a part of the Prairie acquisition, we assumed its liability for $5 million borrowed from the Illinois Department Finance Authority (IDFA), which was funded by industrial development revenue bonds issued by the IDFA. This debt will mature on December 1, 2010, and bears interest at varying rates (0.7% as of June 30, 2009) not to exceed 12% per annum.

Note 7.	Financial Instruments

Asset and Liability Instruments

At June 30, 2009, and December 31, 2008, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short-term debt were the same as, or not materially different from, the amount recorded for these assets and liabilities. The fair value of long-term debt was approximately $1.4 billion at June 30, 2009, and at December 31, 2008. The recorded amount was $1.3 billion at June 30, 2009 and at December 31, 2008. The fair value of long-term debt was based on quoted market prices for our debt instruments.

Instruments with Off-Balance Sheet Risk (Including Derivatives)

On January 1, 2009, we adopted SFAS No. 161 which requires enhanced disclosures about an entity’s derivative and hedging activities, specifically how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

We use derivative instruments, principally swaps, forward contracts, and options, to manage our exposure to movements in foreign currency values, interest rates, and commodity prices.

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods in which the hedged transaction affects earnings. Financial instruments designated as cash flow hedges are assessed both at inception and quarterly thereafter to ensure they are effective in offsetting changes in the cash flows of the related underlying exposures. The fair value of the hedge instruments are reclassified from OCI to earnings if the hedge ceases to be highly effective or if the hedged transaction is no longer probable.

Foreign Currency

From time to time, we use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates, principally using foreign currency purchase and sale contracts with terms of less than one year. We do so to mitigate our exposure to exchange rate changes related to third-party trade receivables and accounts payable. Net gains or losses on such contracts are recognized in the statement of income as offsets to foreign currency exchange gains or losses on the underlying transactions. In the statement of cash flows, cash receipts and payments related to hedging contracts are classified in the same way as cash flows from the transactions being hedged. We had no open foreign currency contracts as of June 30, 2009.

Interest Rates

We entered into interest rate swap agreements in connection with the acquisition of Prairie. The agreements were terminated on June 20, 2007, resulting in a gain of $9 million. This gain is being recorded as a reduction of interest expense over the average life of the underlying debt. Amounts recognized in earnings related to our hedging transactions were $1 million for the six months ended June 30, 2009, and immaterial for the six months ended June 30, 2008.

Commodity

During the second quarter of 2009, we entered into natural gas purchase agreements with third parties, hedging a portion of the second half of 2009 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at June 30, 2009, were immaterial.

To minimize volatility in our margins due to large fluctuations in the price of commodities, in the second quarter of 2009 we entered into swap contracts to manage risks associated with market fluctuations in resin prices. These contracts are designated as cash flow hedges of forecasted commodity purchases. As of June 30, 2009, we have hedged, on a monthly basis, approximately 8% of the expected resin purchase volume for the second half of 2009. Assuming the market prices of the swap contracts remain unchanged from the prices at June 30, 2009, an estimated gain of $1 million is expected to be reclassified to earnings in the second half of 2009.

Fair Value Measurements

We apply the provisions of SFAS No. 157 to our financial assets and liabilities that are recorded at fair value, which consist of derivative contracts that are used to hedge exposures to interest rate, commodity, and currency risks. SFAS No. 157 sets out a fair value hierarchy that groups fair value measurement inputs into three classifications: Level 1, Level 2, or Level 3. Level 1 inputs are quoted prices in an active market for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. All of our fair value measurements for derivative contracts use Level 2 inputs.

The following table provides a summary of the fair value of our derivative instruments recorded in the consolidated balance sheet:

		Fair value as of	Fair value as of
(In millions)	Balance sheet location	June 30, 2009	December 31, 2008

Asset derivatives
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$1	$—

Total asset derivatives		$1	$—

The following table indicates the amounts recognized in OCI for those derivatives designated as cash flow hedges for the six months ended June 30, 2009, and June 30, 2008.

	Gain or (Loss)		Location of Gain or (Loss)	(Gain) or Loss
	Recognized in OCI		Reclassified from OCI into	Reclassified from OCI into
	(Effective Portion)		Income (Effective Portion)	Income (Effective Portion)
(In millions)	2009	2008		2009	2008

Commodity Contracts	$1	$—	Cost of Sales	$—	$—
Interest Rate Contracts	$—	$—	Interest Expense	$(1)	$—

There were no transactions that ceased to qualify as a cash flow hedge in the first half of 2009 or 2008.

Note 8.	Goodwill and Intangible Assets

The changes in the carrying values of goodwill between December 31, 2008, and June 30, 2009, are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, December 31, 2008	$289	$835	$1,124
Goodwill additions	1	1	2
Foreign currency translation adjustment	—	2	2

Balance, June 30, 2009	$290	$838	$1,128

Intangible assets are summarized in the following table.

	June 30, 2009		December 31, 2008
	Carrying	Accumulated	Carrying	Accumulated
(In millions)	value	amortization	value	amortization

Intangible assets subject to amortization
Patents	$87	$71	$87	$69
Customer relationships	209	29	206	21
Other	145	85	145	81

	441	185	438	171
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$570	$185	$567	$171

Intangible assets of $3 million were recorded in connection with the acquisition of WinCup and are being amortized over a 15-year period for both book and tax purposes. Amortization expense for intangible assets was $13 million for the six months ended June 30, 2009, and $14 million for the six months ended June 30, 2008. Amortization expense is estimated to total $26 million for 2009, $25 million for 2010, $24 million for 2011, $23 million for 2012, and $19 million for 2013.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review the carrying value of our goodwill and indefinite-lived intangibles for possible impairment. Our annual review is conducted in the fourth quarter of the year, or earlier if warranted by events or changes in circumstances. There were no events or changes in circumstances in the first half of 2009 that warranted an impairment review of the goodwill and indefinite-lived intangibles.

Note 9.	Property, Plant, and Equipment, Net

	June 30,	December 31,
(In millions)	2009	2008

Original cost
Land, buildings, and improvements	$660	$654
Machinery and equipment	1,846	1,808
Other, including construction in progress	132	125

	$2,638	$2,587
Less accumulated depreciation and amortization	(1,447)	(1,378)

Net property, plant, and equipment	$1,191	$1,209

Capitalized interest was immaterial for the six months ended June 30, 2009, and was $2 million for the six months ended June 30, 2008.

Note 10.	Income Taxes

Total gross unrecognized income tax benefits were $56 million as of June 30, 2009, and $57 million as of December 31, 2008. The total amount of unrecognized income tax benefits that, if recognized, would favorably impact our effective tax rate for continuing operations in future periods was $34 million at June 30, 2009, and at December 31, 2008. As of June 30, 2009, it is reasonably possible that the amount of unrecognized income tax benefits may increase or decrease during the following twelve months. However, it is not expected that any such changes, individually or in total, would significantly affect our operating results or financial condition.

It is our continuing practice to record accruals for interest and penalties related to income tax matters as income tax expense. Such accruals totaled $12 million as of June 30, 2009, and $10 million as of December 31, 2008. Expense recorded in the first half of 2009 for interest and penalties for continuing operations was $1 million.

U.S. federal income tax returns filed for the years 2005 through 2007 are open for examination by the Internal Revenue Service. Various state, local, and foreign tax returns filed for the years 2002 through 2007 are open for examination by tax authorities in those jurisdictions.

At June 30, 2009, and December 31, 2008, total gross unrecognized income tax benefits included $14 million related to discontinued operations, all of which, if recognized, would impact income from discontinued operations in future periods. Expense recorded in the first half of 2009 for interest and penalties for discontinued operations was immaterial.

In connection with the adoption of SFAS No. 123(R), “Share-Based Payment,” we elected to use the simplified method in calculating our additional paid-in capital pool, as described in FASB Staff Position No. FAS 123(R) — 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” SFAS No. 123(R) requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts totaled $2 million for the six months ended June 30, 2009.

Note 11.	Common Stock

Earnings Per Share

Earnings from continuing operations per share of common stock outstanding were computed as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per share data)	2009	2008	2009	2008

Basic earnings per share
Income from continuing operations	$97	$64	$188	$99

Weighted-average number of shares of common stock outstanding	131,931,203	130,809,701	131,808,513	130,689,928

Basic earnings from continuing operations per share	$0.73	$0.50	$1.42	$0.76

Diluted earnings per share
Income from continuing operations	$97	$64	$188	$99

Weighted-average number of shares of common stock outstanding	131,931,203	130,809,701	131,808,513	130,689,928
Effect of dilutive securities
Stock options	243,625	638,655	193,273	724,786
Performance shares	297,505	530,293	439,691	666,640
Restricted shares	—	1,836	—	2,048

Weighted-average number of shares of common stock outstanding, including dilutive securities	132,472,333	131,980,485	132,441,477	132,083,402

Diluted earnings from continuing operations per share	$0.73	$0.49	$1.42	$0.75

We did not repurchase stock in the first half of 2009. In the same period of 2008, we acquired 75,218 shares of our common stock at an average price of $26.38 per share, for a total of $2 million.

Rabbi Trust

In November 1999, we established a rabbi trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This trust is designed to assure the payment of deferred compensation and supplemental pension benefits. These shares are not considered outstanding for purposes of financial reporting.

Note 12.	Pension Plans and Other Postretirement Benefits

The impact of pension plans on pretax income was as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
(In millions)	2009	2008	2009	2008

Components of net periodic benefit income (expense)
Service cost of benefits earned	$(3)	$(4)	$(7)	$(8)
Interest cost of benefit obligations	(60)	(60)	(120)	(120)
Expected return on plan assets	86	88	169	175
Amortization of unrecognized net losses	(13)	(11)	(25)	(22)

Total net periodic benefit income (expense)	$10	$13	$17	$25

We have postretirement health care and life insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. These postretirement plans are not funded, and we reserve the right to change them. Interest cost of benefit obligations was $1 million for the three-month period and $2 million for the six-month period ended June 30, 2009, and was $1 million for the three-month period and $3 million for the six-month period ended June 30, 2008. Interest cost of benefit obligations accounted for the total net periodic benefit expense for our postretirement plans.

Note 13.	Segment Information

We report the results of our segments in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our three segments are Consumer Products, Foodservice/Food Packaging, and Other. See Note 1 for additional details.

The following tables set forth certain segment information.

	Consumer	Foodservice/Food
(In millions)	Products	Packaging	Other		Total

For the three months ended June 30, 2009
Sales to external customers	$356	$545	$—		$901
Operating income (loss)	94	89	(4	) (b)	179
For the three months ended June 30, 2008
Sales to external customers	$358	$593	$—		$951
Operating income (loss) (a)	61	68	—	(b)	129

	Consumer	Foodservice/Food
(In millions)	Products	Packaging	Other		Total

At June 30, 2009, and for the six months then ended
Sales to external customers	$639	$1,028	$—		$1,667
Operating income (loss)	168	184	(6	) (b)	346
Total assets	1,280	2,122	397	(c)	3,799
At June 30, 2008, and for the six months then ended
Sales to external customers	$648	$1,111	$—		$1,759
Operating income (loss) (a)	91	115	2	(b)	208
Total assets	1,373	2,249	320	(c)	3,942

(a)	Includes restructuring and other charges of $2 million for Consumer Products for the three months ended June 30, 2008, and $16 million for the six months ended June 30, 2008 ($7 million for Consumer Products, $8 million for Foodservice/Food Packaging, and $1 million for Other).

(b)	Includes pension plan income and unallocated corporate expenses.

(c)	Includes administrative service operations.

Note 14.	Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS No. 160 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires that noncontrolling (minority) interests be recognized as equity (but separate from parents’ equity) in consolidated financial statements, and that net earnings related to noncontrolling interests be included in consolidated net income, but identified separately on the face of the income statement. SFAS No. 160 also amends some of ARB No. 51’s consolidation procedures, and expands disclosure requirements regarding the interests of parents and noncontrolling interests. In order to meet the SFAS No. 160 disclosure requirements upon adoption, we have added a statement of shareholders’ equity and a statement of comprehensive income (loss) to our interim reporting.

SFAS No. 160 also requires disclosure of the effects of any changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. There were no changes in ownership interest in our subsidiaries for the six months ended June 30, 2009, or June 30, 2008, respectively.

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

Restructuring and Other

In 2008, we implemented a cost reduction program that included the consolidation of two small facilities, asset rationalizations, and headcount reductions. The program is essentially complete with the exception of a small idle plant held for sale. The accrued restructuring balance of $1 million as of June 30, 2009, and $2 million as of December 31, 2008, is for remaining severance payments. Cash payments related to restructuring and other were $1 million pretax for the six-month period ended June 30, 2009.

In the first half of 2008, we recorded a charge of $10 million after tax, or $0.08 per share. Cash payments related to restructuring and other charges were $3 million after tax for the six-month period ended June 30, 2008.

Significant Trends, Opportunities and Challenges

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene and polyethylene as published by Chemical Market Associates, Inc. are depicted in the following graphs.

CMAI Polystyrene (cents/lb)	CMAI Polyethylene (cents/lb)

The prices of plastic resins are affected by the prices of crude oil and natural gas, as well as supply and demand factors of various intermediate petrochemicals. In recent years, there have been significant movements in resin prices, which rose to historic highs in 2008, and dropped precipitously at the end of 2008 and into early 2009. In the second quarter of 2009, prices rose moderately from the first quarter of 2009. We have historically adjusted our selling prices to reflect changes in raw material costs, although there is usually a lag of several months. Some of our business is pursuant to contracts that have price indices that automatically adjust after a set number of months, usually three or six, to reflect changes in certain raw materials.

Our business is sensitive to other energy-related cost movements, particularly those that affect transportation and utility costs. Historically, we have been able to mitigate the effect of higher energy-related costs with productivity improvements and other cost reductions. As energy costs have declined, we have seen a favorable impact on our margins in the first half of 2009.

The economic downturn that began in late 2007 has impacted consumer spending in many areas and has reduced demand for some of our products. However, our overall volume has not been adversely impacted by the economic downturn.

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

Results of Continuing Operations

Three Months Ended June 30, 2009, Compared with Three Months Ended June 30, 2008

Sales

	Three months
	ended		Increase
	June 30,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$356	$358	$(2)	(0.6)%
Foodservice/Food Packaging	545	593	(48)	(8.1)

Total	$901	$951	$(50)	(5.3)%

Sales declined 5%, reflecting growth in volume of 4%, lower pricing of 8%, and unfavorable foreign exchange of 1%.

Sales for Consumer Products decreased 1%, reflecting lower pricing of 7% due to normal price declines related to lower raw material costs, offset partially by a volume increase of 6%. There was volume growth in all categories, with particular strength in tableware and a rebound in waste bags.

Foodservice/Food Packaging sales fell 8%, driven by lower average selling prices of 9% and unfavorable foreign exchange of 2%, offset partially by volume growth of 3%. The lower pricing was related to decreases in raw material costs and the volume increase primarily was related to strength in sales to quick service restaurants.

Operating Income

	Three months
	ended		Increase
	June 30,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$94	$61	$33	54.1%
Foodservice/Food Packaging	89	68	21	30.9
Other	(4)	—	(4)	(100.0)

Total	$179	$129	$50	38.8%

Operating income increased primarily as a result of a $46 million improvement in spread (the difference between selling prices and raw material costs), lower operating costs of $17 million driven by productivity and lower freight and utility rates, and higher volume of $17 million. This was offset, in part, by higher selling, general, and administrative (SG&A) expense of $30 million. Approximately half of the SG&A increase was due to higher incentive compensation accruals driven by record first half performance. The remainder of the increase was a combination of higher advertising and promotion expense in support of the launch of Hefty® Odor Block® unscented odor control waste bags and the mark-to-market effect of the increase in our stock price during the quarter on deferred compensation expense.

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

The following table shows operating income excluding restructuring and other charges.

	Three months
	ended		Increase
	June 30,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$94	$63	$31	49.2%
Foodservice/Food Packaging	89	68	21	30.9
Other	(4)	—	(4)	(100.0)

Total	$179	$131	$48	36.6%

The increase in operating income for Consumer Products was driven mainly by favorable spread of $32 million, lower operating costs of $9 million, and higher volume of $5 million, offset partially by higher SG&A expense of $15 million.

Higher operating income for Foodservice/Food Packaging was driven primarily by favorable spread of $14 million, increased volume of $12 million, and lower operating costs of $8 million, partially offset by higher SG&A expense of $10 million and unfavorable foreign exchange of $2 million.

The decrease in Other operating income was due mainly to higher general and administrative expense.

Income from Continuing Operations

We recorded income from continuing operations of $97 million, or $0.73 per share, compared with $64 million, or $0.49 per share, in 2008. The change was driven primarily by higher operating income of $31 million ($50 million before tax) as described previously.

Six Months Ended June 30, 2009, Compared with Six Months Ended June 30, 2008

Sales

	Six months
	ended		Increase
	June 30,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$639	$648	$(9)	(1.4)%
Foodservice/Food Packaging	1,028	1,111	(83)	(7.5)

Total	$1,667	$1,759	$(92)	(5.2)%

Sales decreased 5%, reflecting lower pricing of 5% and unfavorable foreign exchange of 1%, offset in part by higher volume of 1%. The decrease in pricing was due to normal price declines related to lower raw material costs.

Sales for Consumer Products declined 1%, reflecting lower pricing of 2%, offset partially by an increase in volume of 1%.

Foodservice/Food Packaging sales fell 8%, as higher volume of 1% was more than offset by average selling price decreases of 6% and unfavorable foreign exchange of 1%.

Operating Income

	Six months
	ended		Increase
	June 30,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$168	$91	$77	84.6%
Foodservice/Food Packaging	184	115	69	60.0
Other	(6)	2	(8)	(400.0)

Total	$346	$208	$138	66.3%

Operating income increased primarily as a result of a $128 million improvement in spread, lower operating costs of $28 million driven by productivity and lower freight and utility rates, and lower restructuring costs of $16 million. This was offset, in part, by higher SG&A expense of $39 million, primarily due to higher incentive compensation accruals reflecting record first half performance and increased advertising and promotional expense.

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

The following table shows operating income excluding restructuring and other charges.

	Six months
	ended		Increase
	June 30,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$168	$98	$70	71.4%
Foodservice/Food Packaging	184	123	61	49.6
Other	(6)	3	(9)	(300.0)

Total	$346	$224	$122	54.5%

The increase in operating income for Consumer Products was driven mainly by favorable spread of $76 million and lower operating costs of $16 million, offset partially by higher SG&A expense of $22 million.

Higher operating income for Foodservice/Food Packaging was driven primarily by favorable spread of $52 million, lower operating costs of $12 million, and higher volume of $9 million, partially offset by increased SG&A expense of $8 million and unfavorable foreign exchange of $2 million.

The decrease in Other operating income was due mainly to higher compensation accruals as a result of the record first half performance, and lower pension income.

Income from Continuing Operations

We recorded income from continuing operations of $188 million, or $1.42 per share, for the six months ended June 30, 2009, compared with $99 million, or $0.75 per share, in 2008. The change was driven primarily by higher operating income of $88 million ($138 million before tax) as described previously.

Liquidity and Capital Resources

Capitalization

	June 30,	December 31,	Increase
(In millions)	2009	2008	(decrease)

Short-term debt, including current maturities of long-term debt	$—	$—	$—
Long-term debt	1,345	1,345	—

Total debt	1,345	1,345	—
Noncontrolling interest	16	16	—
Pactiv shareholders’ equity	853	639	214

Total capitalization	$2,214	$2,000	$214

Ratio of total debt to total capitalization	60.7%	67.3%

Cash Flows

	Six months
	ended
	June 30,		Increase
(In millions)	2009	2008	(decrease)

Cash provided (used) by:
Operating activities	$215	$64	$151
Investing activities	(68)	(86)	18
Financing activities	—	(22)	22

The increase in cash provided by operating activities was driven primarily by higher income from continuing operations of $89 million. In addition, a reduction in accounts receivable compared with an increase in accounts receivable the previous year contributed $74 million, an increase in other current liabilities added $50 million, a smaller inventory build than prior year added $38 million, and an increase in tax accruals added $16 million. This was offset partially by a $200 million pretax contribution to our U.S. pension plan, reduced by related favorable cash tax effects of approximately $70 million.

The increase in cash used by investing activities was driven by lower capital expenditures of $37 million partially offset by the acquisition of the WinCup polypropylene cup business for $20 million.

Cash used by financing activities increased as a result of the repayment of long-term revolving debt of $20 million in 2008.

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $43 million at June 30, 2009. It is anticipated that the majority of these expenditures will be funded from existing cash and short-term investments and internally generated cash.

Contractual Obligations

There has been no material change in the company’s aggregate contractual obligations since December 31, 2008.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving credit facility of $750 million, under which $70 million was outstanding at June 30, 2009. We were in full compliance with the financial and other covenants of our revolving credit agreement at the end of the period. The two financial covenant ratios contained in our debt agreements are an interest coverage ratio and the total debt to EBITDA ratio. The interest coverage ratio is defined as consolidated earnings before interest, taxes, depreciation and amortization, and other unusual noncash items (EBITDA) divided by interest expense. The minimum required ratio is 3.50 to 1. The total debt to EBITDA ratio is calculated by dividing the total debt by EBITDA. The maximum permitted total debt to EBITDA ratio is 3.50 to 1.

The interest coverage ratio and the debt to EBITDA ratio are shown in the following table.

		Plus	Less
	Twelve months	Six months	Six months	Twelve months
	ended	ended	ended	ended
(In millions)	December 31, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Net income (1)	$217	$187	$95	$309
Adjustments:
Noncash restructuring and other (2)	12	(1)	11	—
Interest expense, net of interest capitalized (1)	106	47	54	99
Income tax expense (1)	120	112	56	176
Depreciation and amortization (1)	182	92	92	182
Noncontrolling interest (1)	1	—	—	1

EBITDA	$638	$437	$308	$767

EBITDA	$638			$767
Interest expense, net of interest capitalized (1)	106			99

Interest coverage ratio	6.02			7.75

Total debt (3)	$1,345			$1,345
EBITDA	638			767

Total debt to EBITDA ratio	2.11			1.75

(1)	Amounts per the consolidated statement of income (for 2008 information, refer to our 2008 10-K and second quarter 2008 10-Q).

(2)	Amounts per the consolidated statement of cash flows (for 2008 information, refer to our 2008 10-K and second quarter 2008 10-Q).

(3)	Amounts per the consolidated statement of financial position.

We also use an asset securitization facility as a form of off-balance-sheet financing. At June 30, 2009, $129 million was securitized under this facility, and $130 million was securitized at December 31, 2008. We do not participate in financial commercial paper markets.

We have a U.S. qualified pension plan that covers approximately 7,000 of our employees, as well as approximately 65,000 others, mostly retirees and persons who worked for predecessor companies that were part of Tenneco. The requirement to make contributions to this plan is a function of several factors, the most important of which are the return on plan assets and applicable funding discount rate used in calculating plan liabilities. We are not required to make a contribution to this plan in 2009; however, we have elected to make contributions in 2009 to lessen the impact of possible required contributions in the future. We contributed $200 million pretax in the first half of 2009, and an additional $200 million pretax in July. The related cash tax benefits of the contributions were $140 million ($120 million in 2009 and $20 million that will carry over into 2010).

Having made 2009 contributions totaling $400 million ($280 million after tax), and assuming the plan assets earn an actual rate of return in 2009 equal to our expected long-term rate of return of 9% and the pension funding discount rate as of January 1, 2010, is 6.41%, unchanged from the rate as of June 30, 2009, there would be no required cash contribution in 2010 to the U.S. pension plan. Holding the pension funding discount rate at 6.41%, plan assets could earn a return as low as 8% in 2009 and there would be no required cash contribution in 2010 to the U.S. pension plan.

Holding the pension funding discount rate constant, each one percentage-point increase (decrease) in the annual actual rate of return from 8% up to 13% would reduce (increase) the minimum cash contribution on an after-tax basis by approximately $17 million. On the same basis, each one percentage-point increase in the actual rate of return above 13% would reduce the minimum required after-tax cash contribution by approximately $6 million.

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

Changes in Accounting Principles

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. SFAS No. 157, which does not require the use of any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective as of January 1, 2008, and did not have a material effect on our financial statements upon adoption and as of June 30, 2009.

We adopted the measurement provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of SFAS Nos. 87, 88, 106, and 132(R),” on January 1, 2008, using the transition method, based on data from our September 30, 2007, measurement date. As a result, we increased “retained earnings” by $7 million after tax in 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. SFAS No. 159 expands the use of fair value measurement, but does not eliminate disclosure requirements of other accounting standards, including SFAS No. 157. SFAS No. 159 was effective January 1, 2008, and it did not impact our financial statements upon adoption and as of June 30, 2009. We did not choose to measure any financial instruments at fair value as permitted under the statement.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value using the acquisition method of accounting, but it changes the application of the acquisition method in a number of significant ways. In this regard, the pronouncement requires that (1) acquisition-related costs generally be expensed as incurred, (2) noncontrolling interests be recorded at fair value, (3) in-process research and development costs be recorded at fair value as an indefinite lived intangible asset, (4) restructuring costs associated with a business combination generally be expensed subsequent to the date of such a combination, and (5) changes in valuation allowances on deferred tax assets and income tax uncertainties after the acquisition date generally be recorded as income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations that occur in fiscal years beginning after December 15, 2008, with the exception of accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also be subject to the provisions of SFAS No. 141(R). SFAS No. 141(R) was effective January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of June 30, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (ARB) No. 51.” SFAS No. 160 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires that noncontrolling (minority) interests be recognized as equity (but separate from parents’ equity) in consolidated financial statements, and that net earnings related to noncontrolling interests be included in consolidated net income, but identified separately on the face of the income statement. SFAS No. 160 also amends some of ARB No. 51’s consolidation procedures, and expands disclosure requirements regarding the interests of parents and noncontrolling interests. SFAS No. 160 was effective January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 is effective for fiscal years, and interim periods within such fiscal years, beginning on or after November 15, 2008. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, specifically how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 was effective January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of June 30, 2009.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. This FSP amends FASB No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP No. FAS 107-1 and APB 28-1 is effective for our June 30, 2009 interim financial reporting, and did not have a material effect on our financial statements upon adoption.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 is effective for fiscal years, and interim periods within such fiscal years, ending after June 15, 2009. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for our June 30, 2009 interim financial reporting, and did not have a material effect on our financial statements upon adoption.

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

Commodity Derivatives

During the second quarter of 2009, we entered into natural gas purchase agreements with third parties, hedging a portion of the second half of 2009 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at June 30, 2009, were immaterial.

Cash Flow Hedges

To minimize volatility in our margins due to large fluctuations in the price of commodities, in the second quarter of 2009 we entered into swap contracts to manage risks associated with market fluctuations in resin prices. These contracts are designated as cash flow hedges of forecasted commodity purchases. As of June 30, 2009, we have hedged, on a monthly basis, approximately 8% of the expected resin purchase volume for the second half of 2009. Assuming the market prices of the swap contracts remain unchanged from the prices at June 30, 2009, an estimated gain of $1 million is expected to be reclassified to earnings in the second half of 2009.

Interest Rates

At June 30, 2009, we had public debt securities of $1.276 billion outstanding, with fixed interest rates and maturities ranging from 3 to 18 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

In addition, we have a revolving line of credit, against which we borrowed $70 million at June 30, 2009. The fair value of the debt at that date was equal to the outstanding balance.

As a part of the acquisition of Prairie Packaging Inc. (Prairie), we assumed its liability for $5 million borrowed from the Illinois Development Finance Authority (IDFA), which was funded by industrial development revenue bonds issued by the IDFA. The debt matures on December 1, 2010, and bears interest at varying rates (0.7% as of June 30, 2009), not to exceed 12% per annum.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest rate risks.

	Maturities
(In millions, except percentages)	2010	2011	2012	Thereafter	Total

Fixed rate debt			$250	$1,026	$1,276
Average interest rate			5.7%	7.7%	7.3%
Fair value			$258	$1,104	$1,362
Floating rate debt	$5	$70			$75
Average interest rate	0.7%	3.3%			3.1%
Fair value	$5	$70			$75

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

ITEM 4. Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of June 30, 2009.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In July 2006, the board of directors approved the repurchase of 10 million shares of our common stock. As of June 30, 2009, the remaining number of shares authorized to be repurchased was 522,361. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share repurchase authorization.

We did not repurchase stock in the first half of 2009.

ITEM 3.	None

ITEM 4.	Submission of Matters to a Vote of Security Holders

The company’s 2009 annual meeting of shareholders was held on May 15, 2009, for the purpose of (1) electing directors, (2) ratifying the engagement of Ernst & Young LLP as our independent public accountants for the year 2009, and (3) acting upon such other matters as might be properly brought before the meeting or any adjournment or postponement thereof.

At the meeting, the following persons were elected to the company’s board of directors, each for a term to expire at the company’s 2010 annual meeting of shareholders:

	Number of Votes
Nominee	For	Withheld	Abstain

Larry D. Brady	111,494,644	1,659,595	178,330
K. Dane Brooksher	111,450,811	1,711,716	170,043
Robert J. Darnall	107,404,493	5,739,112	188,965
Mary R. (Nina) Henderson	111,536,681	1,628,091	167,797
N. Thomas Linebarger	111,346,213	1,788,466	197,891
Roger B. Porter	109,578,418	3,523,212	230,940
Richard L. Wambold	109,931,882	3,234,782	165,907
Norman H. Wesley	111,528,754	1,633,101	170,715

The shareholders ratified the appointment of Ernst & Young LLP as our independent auditors for the year 2009, with 112,664,871 votes for ratification, 451,234 votes against ratification, and 216,464 votes abstaining.

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

Date: August 7, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ DONALD E. KING
Donald E. King
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2009