Form 10-Q
period 2009-09-30
PACTIV CORP
filed 2009-11-06
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 132,316,451 as of October 31, 2009. (See Notes to Financial Statements.)

*	No response to this item is included herein because either it is inapplicable or there is nothing to report.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

Consolidated Statement of Income

	Three months ended September 30,		Nine months ended September 30,
(In millions, except share and per share data)	2009	2008	2009	2008

Sales	$839	$925	$2,506	$2,684
Costs and expenses
Cost of sales, excluding depreciation and amortization	573	711	1,621	2,013
Selling, general, and administrative	83	67	263	208
Depreciation and amortization	46	46	138	138
Other	—	1	1	1
Restructuring and other	—	(2)	—	14

	702	823	2,023	2,374
Operating income	137	102	483	310
Other income (expense)
Interest income	—	1	1	2
Interest expense, net of interest capitalized	(23)	(25)	(70)	(79)

Income before income taxes	114	78	414	233
Income tax expense	41	24	153	80

Income from continuing operations	73	54	261	153
Discontinued operations, net of tax	15	—	14	(4)

Net income	88	54	275	149

Less: Net income attributable to the noncontrolling interest	1	1	1	1

Net income attributable to Pactiv	$87	$53	$274	$148

Amounts attributable to Pactiv common shareholders
Income from continuing operations, net of tax	$72	$53	$260	$152
Discontinued operations, net of tax	15	—	14	(4)

Net income	$87	$53	$274	$148

Earnings per share
Weighted-average number of shares of common
stock outstanding
Basic	131,972,681	130,907,540	131,860,351	130,762,298
Diluted	133,193,283	132,098,844	132,819,294	132,050,604
Basic earnings per share of common stock attributable to Pactiv common shareholders
Continuing operations	$0.55	$0.40	$1.97	$1.16
Discontinued operations	0.12	—	0.11	(0.03)

Total	$0.67	$0.40	$2.08	$1.13

Diluted earnings per share of common stock attributable to Pactiv common shareholders
Continuing operations	$0.54	$0.40	$1.96	$1.15
Discontinued operations	0.11	—	0.10	(0.03)

Total	$0.65	$0.40	$2.06	$1.12

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Financial Position

	September 30,	December 31,
(In millions, except share data)	2009	2008

Assets
Current assets
Cash and temporary cash investments	$104	$80
Accounts and notes receivable
Trade, less allowances of $6 and $7 at the respective dates	249	264
Other	26	47

Total accounts and notes receivable	275	311

Inventories
Finished goods	198	161
Work in process	52	55
Raw materials	77	78
Other materials and supplies	48	50

Total inventories	375	344

Deferred income tax assets	7	14

Other	14	16

Total current assets	775	765

Property, plant, and equipment, net	1,181	1,209

Other assets
Goodwill	1,129	1,124
Intangible assets, net	379	396
Pension asset	6	5
Noncurrent deferred income tax asset	31	161
Other	62	65

Total other assets	1,607	1,751

Total assets	$3,563	$3,725

Liabilities and equity
Current liabilities
Accounts payable	$147	$115
Taxes accrued	23	14
Interest accrued	28	20
Accrued promotions, rebates, and discounts	79	68
Accrued payroll and benefits	87	66
Other	45	50

Total current liabilities	409	333

Long-term debt	1,275	1,345

Pension and postretirement benefits	798	1,266

Other	100	96

Noncurrent liabilities related to discontinued operations	13	30

Pactiv shareholders’ equity
Common stock — $0.01 par value, 350,000,000 shares authorized, 131,995,376 and 131,510,270 shares issued and outstanding, after deducting 39,787,801 and 40,272,907 shares held in treasury, at the respective dates	1	1
Premium on common stock and other capital surplus	719	710
Accumulated other comprehensive income (loss)
Currency translation adjustment	(8)	(16)
Pension and postretirement plans	(1,666)	(1,689)
Gain (loss) on derivatives	6	7
Retained earnings	1,900	1,626

Total Pactiv shareholders’ equity	952	639
Noncontrolling interest	16	16

Total equity	968	655

Total liabilities and equity	$3,563	$3,725

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30 (In millions)	2009	2008

Operating activities
Net income	$275	$149
Discontinued operations	(14)	4

Income from continuing operations	261	153
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities:
Depreciation and amortization	138	138
Deferred income taxes	114	41
Restructuring and other	(1)	13
Pension income	(27)	(37)
Noncash compensation expense	13	12
Net working capital	92	(104)
Pension contributions	(400)	—
Other	4	(5)

Cash provided (used) by operating activities — continuing operations	194	211
Cash provided (used) by operating activities — discontinued operations	(3)	(7)

Cash provided (used) by operating activities	$191	$204

Investing activities
Expenditures for property, plant, and equipment	$(78)	$(109)
Acquisitions of businesses and assets	(20)	—
Other investing activities	2	—

Cash provided (used) by investing activities	$(96)	$(109)

Financing activities
Issuance of common stock	$2	$2
Purchase of common stock	—	(2)
Revolving credit facility payment	(70)	(150)
Dividends paid to noncontrolling interest	(1)	(1)
Other	(2)	(1)

Cash provided (used) by financing activities	$(71)	$(152)

Effect of foreign exchange rate changes on cash and temporary cash investments	—	(1)

Increase (decrease) in cash and temporary cash investments	24	(58)
Cash and temporary cash investments, January 1	80	95

Cash and temporary cash investments, September 30	$104	$37

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Changes in Equity
(In millions, except share amounts)

	Pactiv Shareholders
		Premium on
		common stock		Accumulated
		and other		other
	Common	capital	Retained	comprehensive	Noncontrolling	Total
	stock	surplus	earnings	income (loss)	interest	equity

Nine months ended September 30, 2009
Balance, December 31, 2008	$1	$710	$1,626	$(1,698)	$16	$655
Premium on common stock issued (485,106 shares)		12				12
Translation of foreign currency statements				8		8
Stock-based compensation		(3)				(3)
Gain (loss) on derivatives				(1)		(1)
Change in pension and postretirement plan funded status, net of tax of $14				23		23
Dividends paid to noncontrolling interest					(1)	(1)
Net income			274		1	275

Balance, September 30, 2009	$1	$719	$1,900	$(1,668)	$16	$968

Nine months ended September 30, 2008

Balance, December 31, 2007	$1	$683	$1,402	$(862)	$15	$1,239
Premium on common stock issued (574,165 shares)		13				13
Treasury stock repurchased (75,218 shares)		(2)				(2)
Translation of foreign currency statements				(4)	1	(3)
Stock-based compensation		—				—
Gain (loss) on derivatives				(1)		(1)
Impact of adopting ASC 715-20-65 measurement date change, net of tax of $4			7			7
Change in pension and postretirement plan funded status, net of tax of $17				27		27
Dividends paid to noncontrolling interest					(1)	(1)
Net income			148		1	149

Balance, September 30, 2008	$1	$694	$1,557	$(840)	$16	$1,428

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Comprehensive Income (Loss)

	Three months		Nine months
	ended		ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Consolidated net income	$88	$54	$275	$149
Other comprehensive income (loss)
Pension and postretirement plans	8	7	23	27
Net currency translation gain (loss)	2	(13)	8	(3)
Gain (loss) on derivatives	(1)	—	(1)	(1)

Total other comprehensive income (loss )	9	(6)	30	23

Consolidated comprehensive income (loss)	97	48	305	172
Comprehensive income (loss) attributable to the noncontrolling interest	1	1	1	2

Comprehensive income (loss) attributable to Pactiv	$96	$47	$304	$170

The accompanying notes to the financial statements are an integral part of this statement.

Notes to Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The consolidated statement of income for the three- and nine-month periods ended September 30, 2009, and 2008, the condensed consolidated statement of financial position at September 30, 2009, the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2009, and 2008, the consolidated statement of changes in equity for the nine-month period ended September 30, 2009, and 2008, and the consolidated statement of comprehensive income (loss) for the three- and nine-month periods ended September 30, 2009, and 2008 are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods and at the dates indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv’s Form 10-K for the year ended December 31, 2008, which may be found at www.pactiv.com, under the Investor Relations link, in the subsection entitled “SEC Filings,” or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior year financial information to conform with the current year presentation.

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

We have evaluated subsequent events through November 6, 2009, the filing date of this Form 10-Q, and have determined that there were no subsequent events to recognize or disclose in these financial statements.

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

Related proceeds are included in cash provided by operating activities in the statement of cash flows. At September 30, 2009, receivables totaling $110 million were sold, while receivables totaling $130 million were sold at September 30, 2008. Discounts and fees related to such sales were immaterial for the three-month period and $1 million for the nine-month period ended September 30, 2009, compared to $1 million for the three-month period and $3 million for the nine-month period ended September 30, 2008. These expenses are included in “other expense” in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

Changes in Accounting Principles

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was effective for fiscal years, and interim periods within such fiscal years, ending after September 15, 2009. ASC 105-10 establishes an authoritative United States GAAP superseding all pre-existing accounting standards and literature. ASC 105-10 is effective for our September 30, 2009 interim financial reporting, and did not have a material effect on our financial statements upon adoption. We have updated all references to specific authoritative guidance within our interim financial reporting to reflect the new Accounting Standards Codification structure.

The FASB issued ASC 820-10, “Fair Value Measurements and Disclosures” which was effective as of January 1, 2008. ASC 820-10 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. ASC 820-10, which does not require the use of any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. ASC 820-10 did not have a material effect on our financial statements upon adoption and as of September 30, 2009.

The FASB issued ASC 715-20, “Compensation — Retirement Benefits,” of which we adopted the recognition and disclosure provisions on December 31, 2006. We recorded a charge to accumulated other comprehensive income of $41 million upon adoption. We adopted the measurement provisions of ASC 715-20-65 on January 1, 2008, using the transition method based on the data as of our September 30, 2007, measurement date. As a result, we increased “retained earnings” by $7 million after tax in 2008.

The FASB issued ASC 825-10, “Financial Instruments” which was effective January 1, 2008. ASC 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. ASC 825-10 expands the use of fair value measurement, but does not eliminate disclosure requirements of other accounting standards, including ASC 820-10. ASC 825-10 did not impact our financial statements upon adoption and as of September 30, 2009. We did not choose to measure any financial instruments at fair value as permitted under the statement.

The FASB issued ASC 805-10, “Business Combinations,” which replaces prior authoritative guidance on business combinations, and is effective on a prospective basis for all business combinations that occur in fiscal years beginning after December 15, 2008, with the exception of accounting for valuation allowances on deferred taxes and acquired tax contingencies. ASC 805-10 retains the underlying concepts of the prior authoritative guidance in that all business combinations are still required to be accounted for at fair value using the acquisition method of accounting, but it changes the application of the acquisition method in a number of significant ways. In this regard, the pronouncement requires that (1) acquisition-related costs generally be expensed as incurred, (2) noncontrolling interests be recorded at fair value, (3) in-process research and development costs be recorded at fair value as an indefinite lived intangible asset, (4) restructuring costs associated with a business combination generally be expensed subsequent to the date of such a combination, and (5) changes in valuation allowances on deferred tax assets and income tax uncertainties after the acquisition date generally be recorded as income tax expense. ASC 805-10 amends ASC 740-10, “Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805-10 would also be subject to the provisions of ASC 805-10. ASC 805-10 was effective on January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of September 30, 2009.

The FASB issued ASC 810-10-45, “Consolidation” which was effective for fiscal years, and interim periods within such fiscal years, beginning on or after December 15, 2008. ASC 810-10-45 requires that noncontrolling (minority) interests be recognized as equity (but separate from parent’s equity) in consolidated financial statements, and that net earnings related to noncontrolling interests be included in consolidated net income, but identified separately on the face of the income statement. ASC 810-10-45 also amends prior authoritative guidance, and expands disclosure requirements regarding the interests of parents and noncontrolling interests. ASC 810-10-45 was effective on January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of September 30, 2009.

The FASB issued the disclosure requirements within ASC 815-10-65, “Derivatives and Hedging” which was effective for fiscal years, and interim periods within such fiscal years, beginning on or after November 15, 2008. ASC 815-10-65 requires enhanced disclosures about an entity’s derivative and hedging activities, specifically how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815-10 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The disclosure requirements of ASC 815-10-65 were effective on January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of September 30, 2009.

The FASB issued the disclosure requirements within ASC 825-10-65, “Financial Instruments” which was effective for interim reporting periods ending after June 15, 2009. ASC 825-10-65 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65 also amends ASC 270-10, “Interim Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The disclosure requirements of ASC 825-10-65 were effective for our June 30, 2009 interim reporting, and did not have a material effect on our financial statements upon adoption and as of September 30, 2009.

The FASB issued ASC 855-10, “Subsequent Events” which was effective for fiscal years, and interim periods within such fiscal years, ending after June 15, 2009. ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855-10 was effective for our June 30, 2009 interim reporting, and did not have a material effect on our financial statements upon adoption and as of September 30, 2009.

The FASB issued ASC 860-10 “Transfers and Servicing” which is effective for interim and annual periods ending after November 15, 2009. ASC 860-10 requires additional information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860-10 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures. We are currently reviewing ASC 860-10, and evaluating the potential impact of its adoption on our financial statements.

Note 3.	Restructuring and Other

In 2008, we implemented a cost reduction program that included the consolidation of two small facilities, asset rationalizations, and headcount reductions. The program is essentially complete with the exception of a small idle plant held for sale. The accrued restructuring balance of $1 million as of September 30, 2009, and $2 million as of December 31, 2008, is for remaining severance payments. Cash payments related to restructuring and other were $1 million pretax for the nine-month period ended September 30, 2009.

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

The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their respective fair values. Goodwill and other intangible assets recorded in connection with the acquisition totaled $1 million and $3 million, respectively, and all of the goodwill is expected to be deductible for tax purposes. Recorded intangible assets pertain to customer relationships and are being amortized over a 15-year period.

Preliminary appraisals of the fair-market value and physical counts of the assets acquired during the third quarter of 2009 resulted in goodwill being decreased by $1 million, and property, plant, and equipment being increased by the same amount.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(In millions)

Current assets	$4
Property, plant, and equipment	13
Intangible assets	3
Goodwill	1

Total assets acquired	21

Current liabilities	1

Total liabilities assumed	1

Net assets acquired	$20

Note 5.	Discontinued Operations

On October 12, 2005, we completed the sale of most of our protective and flexible packaging businesses to Pregis Corporation for $523 million. Amounts recorded in our financial statements related to those businesses are classified as being applicable to discontinued operations.

In the third quarter of 2009, we recorded $15 million of income from discontinued operations related to the expiration of the statute of limitations on the 2005 tax year for tax liabilities which had been recorded in conjunction with divested businesses.

Liabilities related to discontinued operations totaled $13 million at September 30, 2009, and $30 million at December 31, 2008.

Note 6.	Long-Term Debt and Financing Arrangements

We have a revolving credit facility, against which there were no borrowings at September 30, 2009.

As a part of the Prairie acquisition, we assumed its liability for $5 million borrowed from the Illinois Department Finance Authority (IDFA), which was funded by industrial development revenue bonds issued by the IDFA. This debt will mature on December 1, 2010, and bears interest at varying rates (0.60% as of September 30, 2009) not to exceed 12% per annum.

Note 7.	Financial Instruments

Asset and Liability Instruments

At September 30, 2009, and December 31, 2008, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short-term debt were the same as, or not materially different from, the amount recorded for these assets and liabilities. The fair value of long-term debt was approximately $1.5 billion at September 30, 2009, and $1.4 billion at December 31, 2008. The recorded amount was $1.3 billion at September 30, 2009, and at December 31, 2008. The fair value of long-term debt was based on quoted market prices for our debt instruments.

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

Foreign Currency

From time to time, we use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates, principally using foreign currency purchase and sale contracts with terms of less than one year. We do so to mitigate our exposure to exchange rate changes related to third-party trade receivables and accounts payable. Net gains or losses on such contracts are recognized in the statement of income as offsets to foreign currency exchange gains or losses on the underlying transactions. In the statement of cash flows, cash receipts and payments related to hedging contracts are classified in the same way as cash flows from the transactions being hedged. We had no open foreign currency contracts as of September 30, 2009.

Interest Rates

We entered into interest rate swap agreements in connection with the acquisition of Prairie. The agreements were terminated on June 20, 2007, resulting in a gain of $9 million. This gain is being recorded as a reduction of interest expense over the average life of the underlying debt. Amounts recognized in earnings related to our hedging transactions were $1 million for the nine months ended September 30, 2009, and September 30, 2008.

Commodity

During the third quarter of 2009, we entered into natural gas purchase agreements with third parties, hedging a portion of the fourth quarter of 2009 and first quarter of 2010 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at September 30, 2009, were immaterial.

To minimize volatility in our margins due to large fluctuations in the price of commodities, in the second quarter of 2009 we entered into swap contracts to manage risks associated with market fluctuations in resin prices. These contracts are designated as cash flow hedges of forecasted commodity purchases. As of

September 30, 2009, we have hedged, on a monthly basis, approximately 4% of the expected resin purchase volume for the remainder of 2009. Assuming the market prices of the swap contracts remain unchanged from the prices at September 30, 2009, the estimated gain expected to be reclassified to earnings in the remainder of 2009 is immaterial.

Fair Value Measurements

Financial assets and liabilities that are recorded at fair value consist of derivative contracts that are used to hedge exposures to interest rate, commodity, and currency risks. ASC 820-10-35 sets out a fair value hierarchy that groups fair value measurement inputs into three classifications: Level 1, Level 2, or Level 3. Level 1 inputs are quoted prices in an active market for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. All of our fair value measurements for derivative contracts use Level 2 inputs.

The fair value of our derivative instruments recorded in the consolidated balance sheet was immaterial as of September 30, 2009, and as of December 31, 2008.

The following table indicates the amounts recognized in OCI for those derivatives designated as cash flow hedges for the nine months ended September 30, 2009, and September 30, 2008.

				(Gain) or Loss
				Reclassified from OCI into
	Gain or (Loss)			Income
	Recognized in OCI		Location of Gain or (Loss)	(Effective
	(Effective Portion)		Reclassified from OCI into	Portion)
(In millions)	2009	2008	Income (Effective Portion)	2009	2008

Commodity Contracts	$—	$—	Cost of Sales	$(2)	$—
Interest Rate Contracts	$—	$—	Interest Expense	$(1)	$(1)

There were no transactions that ceased to qualify as a cash flow hedge in the first nine months of 2009 or 2008.

Note 8.	Goodwill and Intangible Assets

The changes in the carrying values of goodwill between December 31, 2008, and September 30, 2009, are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, December 31, 2008	$289	$835	$1,124
Goodwill additions	1	—	1
Foreign currency translation adjustment	—	4	4

Balance, September 30, 2009	$290	$839	$1,129

Intangible assets are summarized in the following table.

	September 30, 2009		December 31, 2008
	Carrying	Accumulated	Carrying	Accumulated
(In millions)	value	amortization	value	amortization

Intangible assets subject to amortization
Patents	$87	$73	$87	$69
Customer relationships	209	32	206	21
Other	145	86	145	81

	441	191	438	171
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$570	$191	$567	$171

Intangible assets of $3 million were recorded in connection with the acquisition of WinCup and are being amortized over a 15-year period for both book and tax purposes. Amortization expense for intangible assets was $19 million for the nine months ended September 30, 2009, and $20 million for the nine months ended September 30, 2008. Amortization expense is estimated to total $26 million for 2009, $25 million for 2010, $24 million for 2011, $23 million for 2012, and $19 million for 2013.

We review the carrying value of our goodwill and indefinite-lived intangibles for possible impairment on an annual basis. Our annual review is conducted in the fourth quarter of the year, or earlier if warranted by events or changes in circumstances. There were no events or changes in circumstances in the first nine months of 2009 that warranted an impairment review of the goodwill and indefinite-lived intangibles.

Note 9.	Property, Plant, and Equipment, Net

	September 30,	December 31,
(In millions)	2009	2008

Original cost
Land, buildings, and improvements	$661	$654
Machinery and equipment	1,879	1,808
Other, including construction in progress	126	125

	$2,666	$2,587
Less accumulated depreciation and amortization	(1,485)	(1,378)

Net property, plant, and equipment	$1,181	$1,209

Capitalized interest was $1 million for the nine months ended September 30, 2009, and was $2 million for the nine months ended September 30, 2008.

Note 10.	Income Taxes

Total gross unrecognized income tax benefits were $41 million as of September 30, 2009, and $57 million as of December 31, 2008. The total amount of unrecognized income tax benefits that, if recognized, would favorably impact our effective tax rate for continuing operations in future periods was $32 million at September 30, 2009, and $34 million at December 31, 2008. As of September 30, 2009, it is reasonably possible that the amount of unrecognized income tax benefits may increase or decrease during the following twelve months. However, it is not expected that any such changes, individually or in total, would significantly affect our operating results or financial condition.

It is our continuing practice to record accruals for interest and penalties related to income tax matters as income tax expense. Such accruals totaled $9 million as of September 30, 2009, and $10 million as of

December 31, 2008. Expense recorded in the first nine months of 2009 for interest and penalties for continuing operations was $1 million.

U.S. federal income tax returns filed for the years 2006 through 2008 are open for examination by the Internal Revenue Service. Various state, local, and foreign tax returns filed for the years 2002 through 2008 are open for examination by tax authorities in those jurisdictions.

Total gross unrecognized income tax benefits related to discontinued operations were $1 million as of September 30, 2009, and $14 million as of December 31, 2008. The total amount of unrecognized income tax benefits that, if recognized, would favorably impact income related to discontinued operations in future periods was $1 million at September 30, 2009, and $14 million at December 31, 2008. In the first nine months of 2009, an income tax benefit of $14 million was recorded, which included the reversal of $2 million of interest and penalties as a result of the expiration of the 2005 tax year statute of limitations.

In connection with the adoption of ASC 718-10, “Share-Based Payment,” we elected to use the simplified method in calculating our additional paid-in capital pool, as described in prior authoritative guidance. ASC 718-10 requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts totaled $1 million for the nine months ended September 30, 2009.

Note 11.	Common Stock

Earnings Per Share

Earnings from continuing operations per share of common stock outstanding were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
(In millions, except share and per share data)	2009	2008	2009	2008

Basic earnings per share
Income from continuing operations attributable to Pactiv	$72	$53	$260	$152

Weighted-average number of shares of common stock outstanding	131,972,681	130,907,540	131,860,351	130,762,298

Basic earnings from continuing operations per share attributable to Pactiv	$0.55	$0.40	$1.97	$1.16

Diluted earnings per share
Income from continuing operations attributable to Pactiv	$72	$53	$260	$152

Weighted-average number of shares of common stock outstanding	131,972,681	130,907,540	131,860,351	130,762,298
Effect of dilutive securities Stock options	512,681	667,501	293,795	705,627
Performance shares	707,921	522,591	665,148	580,876
Restricted shares	—	1,212	—	1,803

Weighted-average number of shares of common stock outstanding, including dilutive securities	133,193,283	132,098,844	132,819,294	132,050,604

Diluted earnings from continuing operations per share attributable to Pactiv	$0.54	$0.40	$1.96	$1.15

We did not repurchase stock in the first nine months of 2009. In the same period of 2008, we acquired 75,218 shares of our common stock at an average price of $26.38 per share, for a total of $2 million.

Rabbi Trust

In November 1999, we established a rabbi trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This trust is designed to assure the payment of deferred compensation and supplemental pension benefits. These shares are not considered outstanding for purposes of financial reporting.

Note 12.	Pension Plans and Other Postretirement Benefits

The impact of pension plans on pretax income was as follows:

			Nine months
	Three months		ended
	ended September 30,		September 30,
(In millions)	2009	2008	2009	2008

Components of net periodic benefit income (expense)
Service cost of benefits earned	$(4)	$(4)	$(11)	$(12)
Interest cost of benefit obligations	(60)	(60)	(180)	(180)
Expected return on plan assets	87	87	256	262
Amortization of unrecognized net losses	(13)	(11)	(38)	(33)

Total net periodic benefit income (expense)	$10	$12	$27	$37

We have postretirement health care and life insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. These postretirement plans are not funded, and we reserve the right to change them.

The impact of postretirement plans on pretax income was as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008

Components of net periodic benefit income (expense)
Service cost of benefits earned	$(1)	$(1)	$(1)	$(1)
Interest cost of benefit obligations	(1)	(1)	(3)	(4)
Amortization of unrecognized prior service costs	1	1	1	1
Amortization of unrecognized net losses	—	(1)	—	(1)

Total net periodic benefit income (expense)	$(1)	$(2)	$(3)	$(5)

Note 13.	Segment Information

Our three segments are Consumer Products, Foodservice/Food Packaging, and Other. See Note 1 for additional details.

The following table sets forth certain segment information.

	Consumer	Foodservice/Food
(In millions)	Products	Packaging	Other		Total

For the three months ended September 30, 2009
Sales to external customers	$312	$527	$—		$839
Operating income (loss)	72	70	(5	) (b)	137
For the three months ended September 30, 2008
Sales to external customers	$342	$583	$—		$925
Operating income (loss) (a)	51	52	(1	) (b)	102
At September 30, 2009, and for the nine months then ended
Sales to external customers	$951	$1,555	$—		$2,506
Operating income (loss)	240	254	(11	) (b)	483
Total assets	1,248	2,099	216	(c)	3,563
At September 30, 2008, and for the nine months then ended
Sales to external customers	$990	$1,694	$—		$2,684
Operating income (loss) (a)	142	167	1	(b)	310
Total assets	1,351	2,181	328	(c)	3,860

(a)	Includes restructuring and other charges/(credits) of ($2) million for the three months ended September 30, 2008 ($3 million of credits for Consumer Products and $1 million of charges for Foodservice/Food Packaging), and $14 million for the nine months ended September 30, 2008 ($4 million for Consumer Products, $9 million for Foodservice/Food Packaging, and $1 million for Other).

(b)	Includes pension plan income and unallocated corporate expenses.

(c)	Includes administrative service operations.

Note 14.	Noncontrolling Interests

The FASB issued ASC 810-10-45, “Consolidation” which is effective for fiscal years, and interim periods within such fiscal years, beginning on or after December 15, 2008. ASC 810-10-45 requires that noncontrolling (minority) interests be recognized as equity (but separate from parents’ equity) in consolidated financial statements, and that net earnings related to noncontrolling interests be included in consolidated net income, but identified separately on the face of the income statement. ASC 810-10-45 also amends prior authoritative guidance, and expands disclosure requirements regarding the interests of parents and noncontrolling interests. In order to meet the ASC 810-10-45 disclosure requirements upon adoption, we have added a statement of shareholders’ equity and a statement of comprehensive income (loss) to our interim reporting.

There were no changes in ownership interest in our subsidiaries for the nine months ended September 30, 2009, or September 30, 2008.

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

Restructuring and Other

In 2008, we implemented a cost reduction program that included the consolidation of two small facilities, asset rationalizations, and headcount reductions. The program is essentially complete with the exception of a small idle plant held for sale. The accrued restructuring balance of $1 million as of September 30, 2009, and $2 million as of December 31, 2008, is for remaining severance payments. Cash payments related to restructuring and other were $1 million pretax for the nine-month period ended September 30, 2009.

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

The prices of plastic resins are affected by the prices of crude oil and natural gas, as well as supply and demand factors of various intermediate petrochemicals. In recent years, there have been significant movements in resin prices, which rose to historic highs in 2008, and dropped precipitously at the end of 2008 and into early 2009. In the third quarter of 2009, prices rose moderately from the second quarter of 2009. We have historically adjusted our selling prices to reflect changes in raw material costs, although there is usually a lag of several months. Some of our business is pursuant to contracts that have price indices that automatically adjust after a set number of months, usually three or six, to reflect changes in certain raw materials.

Our business is sensitive to other energy-related cost movements, particularly those that affect transportation and utility costs. Historically, we have been able to mitigate the effect of higher energy-related costs with productivity improvements and other cost reductions. As energy costs have declined, we have seen a favorable impact on our margins in the first nine months of 2009.

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

Worldwide stock markets declined significantly in 2008, and, as a result, our U.S. pension plan was substantially underfunded at December 31, 2008. See the “Liquidity and Capital Resources” section for further discussion of the impact on the company of this underfunding.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facility and asset securitization program will be sufficient to meet current and future potential pension funding, liquidity, and capital requirements.

Results of Continuing Operations

Three Months Ended September 30, 2009, Compared with Three Months Ended September 30, 2008

Sales

	Three months
	ended		Increase
	September 30,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$312	$342	$(30)	(8.8)%
Foodservice/Food Packaging	527	583	(56)	(9.6)

Total	$839	$925	$(86)	(9.3)%

Sales declined 9%, reflecting lower pricing of 11% offset partially by volume growth of 2%.

Sales for Consumer Products decreased 9%, reflecting lower pricing of 8% and a volume decline of 1%. The price decline reflects normal reductions due to lower raw material costs. Volume was negatively impacted by a decline in waste bags, which was offset partially by strength in tableware. Waste bag volume was down due to a decline in the overall waste bag market, as well as lower shipments related to Hefty® waste bag promotions in the non-grocery channels.

Foodservice/Food Packaging sales fell 10%, driven by lower average selling prices of 13% and unfavorable foreign exchange of 1%, offset partially by volume growth of 4%. The lower pricing was related to decreases in raw material costs. The volume increase primarily was related to continued growth in cups and cutlery, as well as growth in a number of other product areas, including polypropylene and paper-based items.

Operating Income

	Three months
	ended		Increase
	September 30,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$72	$51	$21	41.2%
Foodservice/Food Packaging	70	52	18	34.6
Other	(5)	(1)	(4)	(400.0)

Total	$137	$102	$35	34.3%

Operating income increased primarily as a result of lower operating costs of $23 million driven by productivity and lower freight and utility rates, a $19 million improvement in spread (the difference between selling prices and raw material costs), and higher volume of $10 million. This was offset, in part, by higher selling, general, and administrative (SG&A) expense of $16 million. The increase in SG&A expense was primarily a result of more normal advertising spending and incentive compensation accruals this year, as well as lower pension income.

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

The following table shows operating income excluding restructuring and other charges.

	Three months		Increase
	ended September 30,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$72	$48	$24	50.0%
Foodservice/Food Packaging	70	53	17	32.1
Other	(5)	(1)	(4)	(400.0)

Total	$137	$100	$37	37.0%

The increase in operating income for Consumer Products was driven mainly by favorable spread of $21 million, lower operating costs of $11 million, offset partially by higher SG&A expense of $8 million. The increase in SG&A expense primarily was due to higher advertising expense in support of the launch of Hefty® Odor Block® unscented odor control waste bags.

Higher operating income for Foodservice/Food Packaging was driven primarily by lower operating costs of $12 million, and increased volume of $11 million, partially offset by higher SG&A expense of $4 million.

The decrease in Other operating income was due mainly to lower pension income.

Income from Continuing Operations

We recorded income from continuing operations of $73 million, or $0.54 per share, compared with $54 million, or $0.40 per share, in 2008. The change was driven primarily by higher operating income of $22 million ($35 million before tax) as described previously.

Discontinued Operations

Income (Loss) from Discontinued Operations

In the third quarter of 2009, we recorded $15 million of income from discontinued operations related to the expiration of the statute of limitations on the 2005 tax year for tax liabilities which had been recorded in conjunction with divested businesses.

Nine Months Ended September 30, 2009, Compared with Nine Months Ended September 30, 2008

Sales

	Nine months		Increase
	ended September 30,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$951	$990	$(39)	(3.9)%
Foodservice/Food Packaging	1,555	1,694	(139)	(8.2)

Total	$2,506	$2,684	$(178)	(6.6)%

Sales decreased 7%, reflecting lower pricing of 7% and unfavorable foreign exchange of 1%, offset in part by higher volume of 1%. The decrease in pricing was due to normal price declines related to lower raw material costs.

Sales for Consumer Products declined 4%, reflecting lower pricing.

Foodservice/Food Packaging sales fell 8%, as higher volume of 2% was more than offset by average selling price decreases of 8% and unfavorable foreign exchange of 2%.

Operating Income

	Nine months
	ended		Increase
	September 30,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$240	$142	$98	69.0%
Foodservice/Food Packaging	254	167	87	52.1
Other	(11)	1	(12)	(1,200.0)

Total	$483	$310	$173	55.8%

Operating income increased primarily as a result of a $147 million improvement in spread, lower operating costs of $51 million driven by productivity and lower freight and utility rates, and lower restructuring costs of $14 million. This was offset, in part, by higher SG&A expense of $55 million, primarily due to higher incentive compensation accruals, increased advertising expense, and lower pension income.

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

The following table shows operating income excluding restructuring and other charges.

	Nine months
	ended		Increase
	September 30,		(decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$240	$146	$94	64.4%
Foodservice/Food Packaging	254	176	78	44.3
Other	(11)	2	(13)	(650.0)

Total	$483	$324	$159	49.1%

The increase in operating income for Consumer Products was driven mainly by favorable spread of $98 million and lower operating costs of $28 million, offset partially by higher SG&A expense of $29 million, primarily related to higher advertising expense as well as higher incentive compensation accruals.

Higher operating income for Foodservice/Food Packaging was driven primarily by favorable spread of $49 million, lower operating costs of $23 million, and higher volume of $21 million, partially offset by increased SG&A expense of $14 million, primarily related to increased incentive compensation accruals.

The decrease in Other operating income was due mainly to higher compensation accruals and lower pension income.

Income from Continuing Operations

We recorded income from continuing operations of $261 million, or $1.96 per share, for the nine months ended September 30, 2009, compared with $153 million, or $1.15 per share, in 2008. The change was driven primarily by higher operating income of $109 million ($173 million before tax) as described previously.

Discontinued Operations

Income (Loss) from Discontinued Operations

In 2009, we recorded $14 million of income from discontinued operations primarily related to the expiration of the statute of limitations on the 2005 tax year for tax liabilities which had been recorded in conjunction with divested businesses. In 2008, we recorded expense from discontinued operations of $4 million which was attributed to taxes associated with business dispositions, which occurred in prior years.

Liquidity and Capital Resources

Capitalization

	September 30,	December 31,	Increase
(In millions)	2009	2008	(decrease)

Short-term debt, including current maturities of long-term debt	$—	$—	$—
Long-term debt	1,275	1,345	(70)

Total debt	1,275	1,345	(70)
Noncontrolling interest	16	16	—
Pactiv shareholders’ equity	952	639	313

Total capitalization	$2,243	$2,000	$243

Ratio of total debt to total capitalization	56.8%	67.3%

Cash Flows

	Nine months		Increase
	ended September 30,		(decrease)
(In millions)	2009	2008	in cash flow

Cash provided (used) by:
Operating activities	$191	$204	$(13)
Investing activities	(96)	(109)	13
Financing activities	(71)	(152)	81

The decrease in cash provided by operating activities was driven primarily by a $400 million pretax contribution to our U.S. pension plan, reduced by related favorable cash tax effects of approximately

$100 million. This was offset partially by higher income from continuing operations of $108 million. In addition, a smaller inventory build versus prior year added $55 million, a reduction in accounts receivable compared with an increase in accounts receivable the previous year contributed $48 million, an increase in other current liabilities added $41 million, an increase in tax accruals added $23 million, and lower pension income accounted for $10 million.

The decrease in cash used by investing activities was driven by lower capital expenditures of $31 million, partially offset by the acquisition of the WinCup polypropylene cup business for $20 million.

The decrease in cash used by financing activities was a result of lower long-term revolving debt repayments of $80 million.

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $75 million at September 30, 2009. It is anticipated that the majority of these expenditures will be funded from existing cash and short-term investments and internally generated cash.

Contractual Obligations

There has been no material change in the company’s aggregate contractual obligations since December 31, 2008.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving credit facility of $750 million, under which no balance was outstanding at September 30, 2009. We were in full compliance with the financial and other covenants of our revolving credit agreement at the end of the period. The two financial covenant ratios contained in our debt agreements are an interest coverage ratio and the total debt to EBITDA ratio. The interest coverage ratio is defined as consolidated earnings before interest, taxes, depreciation and amortization, and other unusual noncash items (EBITDA) divided by interest expense. The minimum required ratio is 3.50 to 1. The total debt to EBITDA ratio is calculated by dividing the total debt by EBITDA. The maximum permitted total debt to EBITDA ratio is 3.50 to 1.

The interest coverage ratio and the debt to EBITDA ratio are shown in the following table.

		Plus	Less
	Twelve months	Nine months	Nine months	Twelve months
	ended	ended	ended	ended
(In millions)	December 31, 2008	September 30, 2009	September 30, 2008	September 30, 2009

Net income attributable to Pactiv (1)	$217	$274	$148	$343
Adjustments:
Noncash restructuring and other (2)	12	(1)	13	(2)
Discontinued operations, net of tax (1)	—	(14)	—	(14)
Interest expense, net of interest capitalized (1)	106	70	79	97
Income tax expense (1)	120	153	80	193
Depreciation and amortization (1)	182	138	138	182
Noncontrolling interest (1)	1	1	1	1

EBITDA	$638	$621	$459	$800

EBITDA	$638			$800
Interest expense, net of interest capitalized (1)	106			97

Interest coverage ratio	6.02			8.25

Total debt (3)	$1,345			$1,275
EBITDA	638			800

Total debt to EBITDA ratio	2.11			1.59

(1)	Amounts per the consolidated statement of income (for 2008 information, refer to our 2008 10-K and third quarter 2008 10-Q).

(2)	Amounts per the consolidated statement of cash flows (for 2008 information, refer to our 2008 10-K and third quarter 2008 10-Q).

(3)	Amounts per the consolidated statement of financial position.

We also use an asset securitization facility as a form of off-balance-sheet financing. At September 30, 2009, $110 million was securitized under this facility, and $130 million was securitized at December 31, 2008. We do not participate in financial commercial paper markets.

We have a U.S. qualified pension plan that covers approximately 7,000 of our employees, as well as approximately 65,000 others, mostly retirees and persons who worked for predecessor companies that were part of Tenneco Inc. The requirement to make contributions to this plan is a function of several factors, the most important of which are the return on plan assets and applicable funding discount rate used in calculating plan liabilities. We are not required to make a contribution to this plan in 2009; however, we have elected to make contributions in 2009 to lessen the impact of possible required contributions in the future. We contributed $400 million pretax in the first nine months of 2009. The related cash tax benefits of the contributions are $140 million ($120 million to be realized in 2009 and $20 million that will carry over into 2010).

As of September 30, 2009, the plan assets on a year-to-date basis had earned approximately 22% and the IRS full yield curve discount rate was 5.6% for the month of September. The return on plan assets for 2009 could be as low as 5% and there would be no required cash contribution to the U.S. pension plan in 2010. Each one percentage-point decrease in the annual actual rate of return below 5% would increase the minimum cash contribution on an after-tax basis by approximately $17 million.

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

Changes in Accounting Principles

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was effective for fiscal years, and interim periods within such fiscal years, ending after September 15, 2009. ASC 105-10 establishes an authoritative United States GAAP superseding all pre-existing accounting standards and literature. ASC 105-10 is effective for our September 30, 2009 interim financial reporting, and did not have a material effect on our financial statements upon adoption. We have updated all references to specific authoritative guidance within our interim financial reporting to reflect the new Accounting Standards Codification structure.

The FASB issued ASC 820-10, “Fair Value Measurements and Disclosures” which was effective as of January 1, 2008. ASC 820-10 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. ASC 820-10, which does not require the use of any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. ASC 820-10 did not have a material effect on our financial statements upon adoption and as of September 30, 2009.

The FASB issued ASC 715-20, “Compensation — Retirement Benefits,” of which we adopted the recognition and disclosure provisions on December 31, 2006. We recorded a charge to accumulated other comprehensive income of $41 million upon adoption. We adopted the measurement provisions of ASC 715-20-65 on January 1, 2008, using the transition method based on the data as of our September 30, 2007, measurement date. As a result, we increased “retained earnings” by $7 million after tax in 2008.

The FASB issued ASC 825-10, “Financial Instruments” which was effective January 1, 2008. ASC 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. ASC 825-10 expands the use of fair value measurement, but does not eliminate disclosure requirements of other accounting standards, including ASC 820-10. ASC 825-10 did not impact our financial statements upon adoption and as of September 30, 2009. We did not choose to measure any financial instruments at fair value as permitted under the statement.

The FASB issued ASC 805-10, “Business Combinations,” which replaces prior authoritative guidance on business combinations, and is effective on a prospective basis for all business combinations that occur in fiscal years beginning after December 15, 2008, with the exception of accounting for valuation allowances on deferred taxes and acquired tax contingencies. ASC 805-10 retains the underlying concepts of the prior authoritative guidance in that all business combinations are still required to be accounted for at fair value using the acquisition method of accounting, but it changes the application of the acquisition method in a number of significant ways. In this regard, the pronouncement requires that (1) acquisition-related costs generally be expensed as incurred, (2) noncontrolling interests be recorded at fair value, (3) in-process research and development costs be recorded at fair value as an indefinite lived intangible asset, (4) restructuring costs associated with a business combination generally be expensed subsequent to the date of such a combination, and (5) changes in valuation allowances on deferred tax assets and income tax uncertainties after the acquisition date generally be recorded as income tax expense. ASC 805-10 amends ASC 740-10, “Income

Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805-10 would also be subject to the provisions of ASC 805-10. ASC 805-10 was effective on January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of September 30, 2009.

The FASB issued ASC 810-10-45, “Consolidation” which was effective for fiscal years, and interim periods within such fiscal years, beginning on or after December 15, 2008. ASC 810-10-45 requires that noncontrolling (minority) interests be recognized as equity (but separate from parent’s equity) in consolidated financial statements, and that net earnings related to noncontrolling interests be included in consolidated net income, but identified separately on the face of the income statement. ASC 810-10-45 also amends prior authoritative guidance, and expands disclosure requirements regarding the interests of parents and noncontrolling interests. ASC 810-10-45 was effective on January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of September 30, 2009.

The FASB issued the disclosure requirements within ASC 815-10-65, “Derivatives and Hedging” which was effective for fiscal years, and interim periods within such fiscal years, beginning on or after November 15, 2008. ASC 815-10-65 requires enhanced disclosures about an entity’s derivative and hedging activities, specifically how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815-10 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The disclosure requirements of ASC 815-10-65 were effective on January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of September 30, 2009.

The FASB issued the disclosure requirements within ASC 825-10-65, “Financial Instruments” which was effective for interim reporting periods ending after June 15, 2009. ASC 825-10-65 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65 also amends ASC 270-10, “Interim Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The disclosure requirements of ASC 825-10-65 were effective for our June 30, 2009 interim reporting, and did not have a material effect on our financial statements upon adoption and as of September 30, 2009.

The FASB issued ASC 855-10, “Subsequent Events” which was effective for fiscal years, and interim periods within such fiscal years, ending after June 15, 2009. ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855-10 was effective for our June 30, 2009 interim reporting, and did not have a material effect on our financial statements upon adoption and as of September 30, 2009.

The FASB issued ASC 860-10 “Transfers and Servicing” which is effective for interim and annual periods ending after November 15, 2009. ASC 860-10 requires additional information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860-10 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures. We are currently reviewing ASC 860-10, and evaluating the potential impact of its adoption on our financial statements.

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

Commodity Derivatives

During the third quarter of 2009, we entered into natural gas purchase agreements with third parties, hedging a portion of the fourth quarter of 2009 and first quarter of 2010 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at September 30, 2009, were immaterial.

Cash Flow Hedges

To minimize volatility in our margins due to large fluctuations in the price of commodities, in the second quarter of 2009 we entered into swap contracts to manage risks associated with market fluctuations in resin prices. These contracts are designated as cash flow hedges of forecasted commodity purchases. As of September 30, 2009, we have hedged, on a monthly basis, approximately 4% of the expected resin purchase volume for the remainder of 2009. Assuming the market prices of the swap contracts remain unchanged from the prices at September 30, 2009, the estimated gain expected to be reclassified to earnings in the remainder of 2009 is immaterial.

Interest Rates

At September 30, 2009, we had public debt securities of $1.276 billion outstanding, with fixed interest rates and maturities ranging from 3 to 18 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

In addition, we have a 5-year revolving credit facility of $750 million, which expires in 2011, under which no balance was outstanding at September 30, 2009.

As a part of the acquisition of Prairie Packaging Inc. (Prairie), we assumed its liability for $5 million borrowed from the Illinois Development Finance Authority (IDFA), which was funded by industrial development revenue bonds issued by the IDFA. The debt matures on December 1, 2010, and bears interest at varying rates (0.60% as of September 30, 2009), not to exceed 12% per annum.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest rate risks.

	Maturities
(In millions, except percentages)	2010	2012	Thereafter	Total

Fixed rate debt		$250	$1,026	$1,276
Average interest rate		5.7%	7.7%	7.3%
Fair value		$266	$1,212	$1,478
Floating rate debt	$5			$5
Average interest rate	0.6%			0.6%
Fair value	$5			$5

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

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of September 30, 2009.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In July 2006, the board of directors approved the repurchase of 10 million shares of our common stock. As of September 30, 2009, the remaining number of shares authorized to be repurchased was 522,361. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share repurchase authorization.

We did not repurchase stock in the first nine months of 2009.

ITEM 3-5. None

ITEM 6.	Exhibits

Exhibits designated with an asterisk in the following index are furnished or filed herewith; all other exhibits are incorporated by reference.

Exhibit No.		Description

2		Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to Pactiv Corporation’s Current Report on Form 8-K dated November 11, 1999, File No. 1-15157).
3.1		Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
3.2		Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Current Report on Form 8-K dated September 4, 2009, File No. 1-15157).
4.1		Specimen Stock Certificate of Pactiv Corporation Common Stock (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(a)	Qualified Offer Plan Rights Agreement, dated as of November 4, 1999, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(b)	Amendment No. 1 to Rights Agreement, dated as of November 7, 2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit 4.4(a) to Pactiv Corporation’s Registration Statement on Form S-8 dated November 8, 2002, File No. 333-101121).

Exhibit No.		Description

4	.3(a)	Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.’s Registration Statement on Form S-4, File No. 333-82923).
4	.3(b)	First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(c)	Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(d)	Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(e)	Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(f)	Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(g)	Sixth Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).
4	.3(h)	Seventh Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).
4.4		Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.1		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.2		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.3		Amended and Restated Change in Control Severance Benefit Plan for Key Executives (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Current Report on Form 8-K dated September 4, 2009, File No. 1-15157).
10.4		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.5		Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 10.11 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

Exhibit No.		Description

10.6		Employment Agreement, dated as of March 11, 1997, by and between Richard L. Wambold and Tenneco Inc. (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.7		Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation’s Registration Statement on Form S-8 dated November 8, 2002, File No. 333-101121).
10.8		Credit Agreement, dated as of April 19, 2006, among the registrant, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, BNP Paribas, SunTrust Bank, and Citibank, N.A., as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-15157).
10.9		Pactiv Corporation Deferred Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
10.10		Form of Pactiv Corporation Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.17 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
10.11		Form of Pactiv Corporation Performance Share Award Agreement (incorporated herein by reference to Exhibit 10.18 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
10.12		Receivables Purchase Agreement, dated as of December 21, 2006, among the registrant and Atlantic Asset Securitization LLC and Calyon New York Branch, as agent for Purchasers (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157).
10.13		Continuing Agreement for Standby Letters of Credit between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
10.14		Credit Agreement between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
11		None.
15		None.
18		None.
19		None.
22		None.
23		None.
24		None.
*31	.1	Rule 13a-14(a)/15d-14(a) Certification.
*31	.2	Rule 13a-14(a)/15d-14(a) Certification.
**32	.1	Section 1350 Certification.
**32	.2	Section 1350 Certification.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ EDWARD T. WALTERS
Edward T. Walters
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ DONALD E. KING
Donald E. King
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 6, 2009