Form 10-K
period 2009-12-31
PACTIV CORP
filed 2010-02-26
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark 1)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes        No

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

Class of Voting Stock and Number of Shares	Market Value of Common Stock held by
Held by Non-Affiliates at June 30, 2009	Non-Affiliates
Common Stock 131,840,454 shares	$2,860,937,852

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value). 132,337,357 shares outstanding as of January 31, 2010. (See Note 11 to the Financial Statements.)

Documents Incorporated by Reference:

Part of the Form 10-K
Document	into which incorporated
Pactiv Corporation’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2010	Part III

ITEM 1.	Business.

Overview

Pactiv Corporation is a leading producer of consumer and foodservice/food packaging products. With one of the broadest product lines in the specialty packaging industry, we derive more than 80% of our sales from market sectors in which we hold the No. 1 or No. 2 market share position. Our business operates 43 manufacturing facilities in North America, and 1 in Germany. We also have 2 joint-venture interests in China. In 2009, 96% of our $3.4 billion in sales was generated in North America.

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

On January 5, 2009, we purchased the polypropylene cup business of WinCup for $20 million. This business operates one manufacturing facility in North Carolina. The results of this business have been included in the consolidated financial statements as of that date.

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

Products and Markets

Consumer Products

We manufacture, market, and sell consumer products such as plastic storage bags for food and household items; plastic waste bags; aluminum cookware; and foam, pressed paperboard, plastic, and molded fiber tableware. These products are typically used by consumers in their homes and are sold through a variety of retailers, including supermarkets and mass merchandisers. Many of these products are sold under such recognized brand names as:

• Hefty®	• Hefty® Ultra Flex®	• Hefty® Hearty Mealstm
• Hefty® Baggies®	• Hefty® Cinch Sak®	• Hefty® Elegantware®
• Kordite®	• Hefty® The Gripper®	• Hefty® Zoo Pals®
• Hefty® OneZip®	• Hefty® Kitchen Fresh®	• Hefty® Easy Grip®
• Hefty® Odor Block®	• Hefty® Renew®	• Hefty® EZ Foil®

In 2009, Consumer Products accounted for 38% of our sales.

Foodservice/Food Packaging

We are a leading provider of packaging products to the foodservice, supermarket, restaurant, and food packaging markets. Our products are designed to protect food during distribution, aid retailers in merchandising food products, and help customers prepare and serve meals in their homes.

In 2009, Foodservice/Food Packaging accounted for 62% of our sales.

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

Market Presence

Many of our products have strong market share positions, including those in key markets such as zipper bags, tableware, foam trays, foodservice foam containers, clear rigid-display packaging, and aluminum cookware. In 2009, we derived more than 80% of our sales from market sectors in which we hold the No. 1 or No. 2 market share position. This is a reflection of the:

•	Strength of our Hefty® brands
•	Breadth of our product lines
•	Ability to offer “one-stop shopping” to our customers
•	Strength of our supply chain capabilities

New Products

Successful development of new products and value-added product line extensions are essential to our continued growth. Our acquisition of Prairie Packaging, Inc. (Prairie) has broadened our product offering, particularly in the area of cups and cutlery. We spent $33 million on research and development activities in 2009, $32 million in 2008, and $35 million in 2007.

Service Capabilities

The Foodservice/Food Packaging segment’s “one face to the customer” strategy continues to deliver positive results. The systems and information management infrastructure and distribution network supporting this customer-linked manufacturing process help us to reduce supply chain costs, enhance customer service, and improve productivity.

Productivity/Cost Reduction

Our continued focus on productivity enhancements and manufacturing and logistics cost reductions is key to improving our profitability. In 2009, approximately 20% of our research and development spending and 15% of our capital spending was devoted to efforts to reduce costs and improve manufacturing and distribution efficiency.

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

On January 5, 2009, we purchased the polypropylene cup business of WinCup for $20 million. This business operates one manufacturing facility in North Carolina.

Marketing, Distribution, and Customers

We have a sales and marketing staff of approximately 500 people. Our consumer products are sold through a direct sales force and a national network of brokers and manufacturers’ representatives. We primarily use a direct sales force to sell to our foodservice and food packaging customers.

Wal-Mart Stores, Inc., which accounted for approximately 21% of our consolidated sales in 2009 and in 2008, was the only customer that accounted for more than 10% of our sales. Our backlog of orders is not material.

Analysis of Sales

The following table sets forth information regarding sales from continuing operations.

	2009		2008		2007
(In millions)	Amount	% Total	Amount	% Total	Amount	% Total

Consumer Products	$1,285	38%	$1,342	38%	$1,221	38%
Foodservice/Food Packaging	2,075	62	2,225	62	2,032	62

Total	$3,360	100%	$3,567	100%	$3,253	100%

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

Raw Materials

The principal raw materials we use are plastic resins, aluminum, paperboard, and recycled paper. More than 80% of our sales were from products made from different types of plastics, including polystyrene, polyethylene, polypropylene, and amorphous polyethylene terephthalate. These raw materials are readily available from a wide variety of suppliers. Our overall supply of raw materials was adequate in 2009, and we believe that our raw material supply will remain adequate in 2010.

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

Change in Accounting Method

In 2009, we changed our method of accounting for inventory from a combination of the last-in, first-out (LIFO) method and the first-in, first-out (FIFO) method to the FIFO method. All of our businesses now use the FIFO method of accounting for inventory. In accordance with Accounting Standards Codification (ASC) 250-10 “Accounting Changes and Error Corrections,” all prior periods presented have been retrospectively adjusted to apply the new method of accounting. The cumulative effect of the change in accounting principle on periods prior to those presented has been reflected as an adjustment to the opening balance of retained earnings as of January 1, 2005. For a summary of the effect of the retrospective adjustments resulting from the change in accounting principle for inventory costs for the years ended December 31, 2008, and 2007, see Note 2 to the financial statements. For a summary of the effect on the unaudited interim quarters of 2009, see Note 16 to the financial statements.

Other

At December 31, 2009, we employed approximately 12,000 people, including persons employed by our Asian joint ventures. Our relations with employees remain satisfactory.

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

Laws Relating to Use or Manufacture of Plastic Products

Changes in laws or governmental actions regarding the use of disposable plastic products, such as laws relating to recycling or reuse of plastic products, could increase the cost of our products. Such additional costs could make our products less competitive with products made from other materials. Similarly, changes in laws regarding air emissions, including so-called cap and trade legislation, could increase our manufacturing costs.

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

Headquarters

Our corporate headquarters is located at 1900 West Field Court, Lake Forest, Illinois 60045. Our general telephone number is (847) 482-2000.

Manufacturing and Distribution Facilities

Our Consumer Products and Foodservice/Food Packaging segments operate 43 manufacturing and 9 distribution facilities in North America (United States, Mexico, and Canada). We also have a manufacturing facility in Germany that supports our Foodservice/Food Packaging segment. In addition, we have research and development centers in Canandaigua, New York, and Vernon Hills, Illinois. We also have joint-venture interests in a corrugated-converting operation in Shaoxing, China (62.5% owned) and in a folding carton operation in Dongguan, China (51% owned).

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

ITEM 4.1.	Executive Officers of the Registrant.

Our executive officers, as of February 26, 2010, are listed below. This information is being included in Part I of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Richard L. Wambold, 58, Chairman of the Board of Directors, President, and Chief Executive Officer.
Mr. Wambold has served as Chairman since March 2000, President since June 1999, and Chief Executive Officer since our spin-off in November 1999. Prior to 1999, Mr. Wambold served as Executive Vice President and General Manager of our foodservice/food packaging and consumer products business units.

Edward T. Walters, 58, Senior Vice President and Chief Financial Officer.
Mr. Walters has served as Senior Vice President and Chief Financial Officer since July 2008. Prior to that date, he served as vice president and controller since 1999. Mr. Walters has been with Pactiv and predecessor companies since 1975 in various financial, planning and general management positions.

Joseph E. Doyle, 50, Vice President, General Counsel, and Secretary.
Mr. Doyle was appointed Vice President, General Counsel, and Secretary of the company on February 1, 2007. Prior to joining the company, he was a partner at the law firm of Mayer Brown LLP from 2001 to 2007.

Peter J. Lazaredes, 59, Executive Vice President and General Manager, Foodservice/Food Packaging.
Mr. Lazaredes has served as Executive Vice President and General Manager, Foodservice/Food Packaging, since July 2004. Prior to 2004, and since he joined the company in 1996, Mr. Lazaredes held various senior management positions in the company’s foodservice/food packaging business unit.

John N. Schwab, 60, Senior Vice President and General Manager, Hefty® Consumer Products.
Mr. Schwab has served as Senior Vice President and General Manager, Hefty® Consumer Products, since January 2001. Prior to 2001, and since he joined the company in 1995, Mr. Schwab held various senior management positions in the company’s consumer products business unit.

Michael O. Oliver, 56, Vice President and Chief Human Resources Officer.
Mr. Oliver has served as Vice President and Chief Human Resources Officer since May 2008. Prior to joining the company, Mr. Oliver served as Senior Vice President, Human Resources, for Brady Corporation from February 1997 to April 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The outstanding shares of Pactiv Corporation common stock ($0.01 par value) are listed on the New York Stock Exchange under the symbol “PTV.” Stock price and dividend information for 2009 and 2008 are shown below.

	2009			2008
	Price/share		Dividends	Price/share		Dividends
	High	Low	paid	High	Low	paid

First quarter	$25.31	$10.62	$—	$29.52	$23.00	$—
Second quarter	23.52	14.01	—	27.34	20.82	—
Third quarter	26.81	20.04	—	28.49	18.98	—
Fourth quarter	27.71	22.27	—	26.95	20.44	—

At January 31, 2010, there were approximately 28,726 holders of record of the company’s common stock, including brokers and other nominees.

We periodically consider alternatives to increase shareholder value, including dividend payments. Dividend declarations are at the discretion of our board of directors. We currently do not pay a dividend.

In July 2006, the board of directors approved the repurchase of 10 million shares of our common stock. As of December 31, 2009, the remaining number of shares authorized to be repurchased was 522,361. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share repurchase authorization. We did not repurchase stock in the fourth quarter of 2009.

The following graph compares, for the five years ended December 31, 2009, the cumulative total return for the company’s common stock with the cumulative total return for the Standard & Poor’s (S&P) 500® stock index and a custom composite index. The latter index is comprised of the following companies: Aptar Group Inc., Bemis Co., Crown Holdings, Inc., Sealed Air Corp., and Sonoco Products Co. These companies were selected in good faith based on their similarity with the company’s business. The historical performance of the company’s stock shown in this graph is not necessarily indicative of future performance.

Cumulative Total Return
Based on an assumed initial investment of $100 on December 31, 2004 with dividends reinvested

	December 31,
	2004	2005	2006	2007	2008	2009

Pactiv Corp.	$100	$87	$141	$105	$98	$95
S&P 500® Index	$100	$105	$121	$128	$81	$102
Custom Composite Index (5 stocks)	$100	$108	$129	$123	$95	$123

ITEM 6.	Selected Financial Data.

For the years ended December 31
(In millions, except per share data)	2009	2008 (1)	2007 (1)	2006 (1)	2005 (1)

Statement of Income
Sales
Consumer Products	$1,285	$1,342	$1,221	$1,085	$989
Foodservice/Food Packaging	2,075	2,225	2,032	1,832	1,767

	3,360	3,567	3,253	2,917	2,756
Income from continuing operations attributable to Pactiv, net of income tax (2)	308	220	243	278	145
Discontinued operations, net of tax	15	(4)	1	(3)	(89)

Net income attributable to Pactiv	$323	$216	$244	$275	$56
Weighted average number of shares of common stock outstanding
Diluted	133.471	132.473	132.870	139.704	148.849
Earnings (loss) per share attributable to Pactiv common shareholders
Diluted
Continuing operations (3)	$2.31	$1.66	$1.83	$1.99	$0.97
Discontinued operations	0.11	(0.03)	0.01	(0.02)	(0.60)

	$2.42	$1.63	$1.84	$1.97	$0.37
Statement of Financial Position
Total assets	$3,574	$3,761	$3,798	$2,792	$2,854
Short-term debt, including current maturities of long-term debt	5	—	—	98	3
Long-term debt	1,270	1,345	1,574	771	869
Pactiv shareholders’ equity	985	671	1,257	887	854
Statement of Cash Flows
Cash provided by operating activities	$161	$350	$437	$372	$266
Cash provided (used) by investing activities	(129)	(137)	(1,164)	(75)	283
Cash provided (used) by financing activities	(66)	(226)	638	(294)	(595)
Pension contributions (4)	550	—	—	—	—
Expenditures for property, plant, and equipment	111	136	151	78	143

Other Information:

The company has never paid a dividend.

(1)	2008 through 2005 have been adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

(2)	Includes restructuring and other charges (credits) of $16 million in 2008, ($1) million in 2006, and $6 million in 2005, as well as a realized foreign currency exchange gain of $31 million in 2006.

(3)	2006 includes $0.14 per share for a realized foreign currency exchange gain and $0.21 for income tax liability adjustments.

(4)	In 2009, pension contributions were $411 million net of income tax.

See Note 5 to the financial statements for discontinued operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On January 5, 2009, we purchased the polypropylene cup business of WinCup for $20 million. This business operates one manufacturing facility in North Carolina. The results of this business have been included in the consolidated financial statements as of that date.

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

In 2009, we changed our method of accounting for inventory from a combination of the last-in, first-out (LIFO) method and the first-in, first-out (FIFO) method to the FIFO method. In accordance with Accounting Standards Codification (ASC) 250-10 “Accounting Changes and Error Corrections,” all prior periods presented have been retrospectively adjusted to apply the new method of accounting. For more information on the change in inventory accounting method, see the “Inventory Valuation” section and Note 2 to the financial statements. As a result of the accounting change, the discussions included in Item 7 reflect our results adjusted for the accounting change.

Subsequent Events

In February 2010, the board of directors approved an Agreement and Plan of Merger with PWP Holdings, Inc. whereby Pactiv will acquire PWP Holdings and PWP Industries for $200 million. This transaction is expected to close in the late first quarter or early second quarter of 2010. PWP Industries manufactures and sells amorphous polyethylene terephthalate (APET) products in the food service market.

In February 2010, the board of directors also approved the repurchase of an additional 10 million shares of our common stock. This amount is in addition to the remaining 522,361 shares authorized to be repurchased as of December 31, 2009.

We have evaluated subsequent events through the filing date of this Form 10-K, and have determined that there were no other subsequent events to recognize or disclose in these financial statements.

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

Consumer products include waste bags, food storage bags and disposable tableware and cookware. These products, made from various raw materials including plastic, aluminum, and paper, are sold under such well-known brand names as Hefty®, Hefty® Baggies®, Hefty® OneZip®, Hefty® Cinch Sak®, Hefty® The Gripper®, Hefty® Zoo Pals®, Kordite®, Hefty® Odor Block®, and Hefty® EZ Foil®.

Foodservice and food packaging products include foam, clear plastic, aluminum, pressed paperboard, and molded fiber packaging for customers in the food distribution channel.

Significant Trends, Opportunities, and Challenges

Risks

Several opportunities and challenges may influence our continued growth.

Near-term risks include:

•	The impact of raw material cost volatility
•	The ability to maintain or increase selling prices
•	The continued effectiveness of our productivity and procurement initiatives
•	Economic and financial market conditions

Longer-term risks include:

•	Potential changes in consumer demand or governmental regulations
•	Possible supplier and customer consolidations
•	Potential increases in foreign-based competition
•	Possible growth in market share of unbranded products

We expect to continue to be successful by:

•	Adjusting selling prices to offset raw material price movements
•	Implementing aggressive cost management and productivity programs
•	Leveraging our existing products into new distribution channels
•	Introducing innovative new products
•	Making strategic acquisitions
•	Growing our business by following, where appropriate, our dual brand/private label strategy

Raw Materials and Energy-Related Costs

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene and polyethylene. Average industry prices for polystyrene and polyethylene as published by Chemical Market Associates, Inc. are depicted in the following graphs.

Polystyrene (cents/lb.)	Polyethylene (cents/lb.)

The prices of plastic resins are affected by the prices of crude oil and natural gas, as well as supply and demand factors of various intermediate petrochemicals. In recent years, there have been significant movements in resin prices, which rose to historic highs in 2008, and dropped precipitously at the end of 2008 and into early 2009. At the end of 2009, prices were increasing but still were moderately lower than at the end of 2008. We have historically adjusted our selling prices to reflect changes in raw material costs, although there is usually a lag of several months. Some of our business is pursuant to contracts that have price indices that automatically adjust after a set number of months, usually three or six, to reflect changes in certain raw materials.

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

Pension

Worldwide stock markets declined significantly in 2008 and, as a result, our U.S. pension plan was substantially underfunded by approximately $1.1 billion at December 31, 2008. By the end of 2009, our U.S. pension plan underfunding was reduced by approximately one half due to a combination of $550 million of pension contributions, funded completely by cash flow from operations, and a 26% return earned during 2009 on pension plan assets. See the “Liquidity” and “Shareholders’ Equity” sections for further discussion of the impact on the company of its pension plan funding status.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facility and asset securitization program will be sufficient to meet current and future potential pension funding, liquidity, and capital requirements.

Restructuring

In 2008, we implemented a cost reduction program that included the consolidation of two small facilities, asset rationalizations, and headcount reductions. In 2008, we recorded a charge of approximately $10 million after tax, or $0.08 per share. Cash payments related to restructuring and other charges were $2 million for the year ended December 31, 2008. Cash payments related to restructuring and other were $1 million pretax for the year ended December 31, 2009. The program is essentially complete with the exception of a small idle plant held for sale.

Results of Continuing Operations

Year 2009 compared with 2008

Sales

			Increase (decrease)
(In millions)	2009	2008	Amount	Percent

Consumer Products	$1,285	$1,342	$(57)	(4.2)%
Foodservice/Food Packaging	2,075	2,225	(150)	(6.7)

Total	$3,360	$3,567	$(207)	(5.8)%

Sales declined 6%, reflecting lower pricing of 8% and unfavorable foreign exchange of 1%, offset partially by volume growth of 3%.

Sales for Consumer Products decreased 4%, reflecting lower pricing of 6%, offset partially by higher volume of 2%. The price decline reflects normal reductions due to lower raw material costs. Volume growth was a result of increases in tableware, partially offset by a decline in waste bags. Waste bag volume was down due to a decline in the overall waste bag market.

Foodservice/Food Packaging sales fell 7%, driven by lower average selling prices of 9% and unfavorable foreign exchange of 1%, offset partially by volume growth of 3%. The lower pricing was related to decreases in raw material costs. The volume increase primarily was related to continued growth in cups and cutlery.

Operating Income

			Increase (decrease)
(In millions)	2009	2008 (1)	Amount	Percent

Consumer Products	$297	$207	$90	43.5%
Foodservice/Food Packaging	300	234	66	28.2
Other	(18)	3	(21)	(700.0)

Total	$579	$444	$135	30.4%

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

Operating income increased primarily as a result of lower operating costs of $63 million driven by productivity and lower freight and utility rates, an $87 million improvement in spread (the difference between selling prices and raw material costs), higher volume of $42 million and lower restructuring costs of $16 million. This was offset, in part, by higher selling, general, and administrative (SG&A) expense of $68 million. The increase in SG&A expense was primarily a result of higher incentive compensation accruals, increased advertising expense, and lower pension income.

The following table shows the impact of restructuring and other charges on 2008 operating income by segment.

	Operating income - twelve months ended December 31, 2008
	GAAP	Restructuring and	Excluding restructuring
(In millions)	basis (1)	other	and other

Consumer Products	$207	$5	$212
Foodservice/Food Packaging	234	10	244
Other	3	1	4

Total	$444	$16	$460

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

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

The following table shows operating income excluding restructuring and other charges for 2009 and 2008.

			Increase (decrease)
(In millions)	2009	2008 (1)	Amount	Percent

Consumer Products	$297	$212	$85	40.1%
Foodservice/Food Packaging	300	244	56	23.0
Other	(18)	4	(22)	(550.0)

Total	$579	$460	$119	25.9%

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

The increase in operating income for Consumer Products was driven mainly by favorable spread of $71 million, lower operating costs of $37 million, offset partially by higher SG&A expense of $33 million. The increase in SG&A expense primarily was due to higher advertising expense in support our Hefty® Odor Block® unscented odor control waste bags which launched at the end of 2008.

Higher operating income for Foodservice/Food Packaging was driven primarily by increased volume of $33 million and lower operating costs of $27 million, partially offset by higher SG&A expense of $14 million.

The decrease in Other operating income was due mainly to lower pension income, higher incentive compensation accruals, and higher legal and insurance costs.

Income Taxes

Our effective tax rate for 2009 was 36.4%, compared with 35.1% for 2008.

Income from Continuing Operations attributable to Pactiv

We recorded income from continuing operations of $308 million, or $2.31 per share, compared with $220 million, or $1.66 per share, in 2008. The change was driven primarily by higher operating income of $84 million (including lower restructuring of $10 million after tax) as described previously.

Discontinued Operations

Income (Loss) from Discontinued Operations

In 2009, we recorded income from discontinued operations of $15 million, which was primarily related to the expiration of the statute of limitations on the 2005 tax year for tax liabilities which had been recorded in conjunction with divested businesses. In 2008, we recorded expense from discontinued operations of $4 million, which was attributed to taxes associated with business dispositions which occurred in prior years.

Liabilities related to discontinued operations, which included obligations related to income taxes and certain royalty payments were as follows:

At December 31 (In millions)	2009	2008

Current liabilities	$—	$—
Noncurrent liabilities	11	30

Total liabilities related to discontinued operations	$11	$30

Liquidity and Capital Resources

Capitalization

			Increase
At December 31 (In millions)	2009	2008 (1)	(decrease)

Short-term debt, including current maturities of long-term debt (2)	$5	$—	$5
Long-term debt	1,270	1,345	(75)

Total debt	1,275	1,345	(70)
Noncontrolling interest	16	16	—
Pactiv shareholders’ equity	985	671	314

Total capitalization	$2,276	$2,032	$244

Ratio of total debt to total capitalization	56.0%	66.2%

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

(2)	Short-term debt payable in December 2010.

Total equity increased $314 million in 2009 as detailed below.

	Pactiv
	shareholders’	Noncontrolling
(In millions)	equity	interest	Total

Total equity at December 31, 2008 (1)	$671	$16	$687
Increase (decrease) in equity
Pension and postretirement benefit liability adjustments	(40)		(40)
Foreign currency translation adjustments	13	—	13
Gain (loss) on derivatives	(1)		(1)
Net income	323	1	324
Stock-based compensation and common stock issued in connection with stock option exercises	19		19
Dividends paid to noncontrolling interest	—	(1)	(1)

Total equity at December 31, 2009	$985	$16	$1,001

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

Cash Flows

Cash flows for continuing and discontinued operations were as follows:

			Increase
			(decrease)
(In millions)	2009	2008	in cash flow

Cash provided (used) by:
Operating activities	$161	$350	$(189)
Investing activities	(129)	(137)	8
Financing activities	(66)	(226)	160

The decrease in cash provided by operating activities was driven primarily by a $550 million pretax contribution to our U.S. pension plan, reduced by related favorable cash tax effects of approximately $139 million. This was offset partially by favorable working capital of $156 million and higher income from continuing operations of $88 million. The change in working capital was due to the favorable effect of lower raw material costs in 2009 compared to 2008 as well as higher incentive compensation liabilities.

The decrease in cash used by investing activities was driven by lower capital expenditures of $25 million, partially offset by the acquisition of the WinCup polypropylene cup business for $20 million.

The decrease in cash used by financing activities was a result of long-term revolving debt repayments of $160 million in 2008.

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $61 million at December 31, 2009. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

Contractual Obligations

We enter into arrangements that obligate us to make future payments under long-term contracts. Our long-term contractual obligations at December 31, 2009, were as follows:

		Due in
		Less than 1			More than
(In millions)	Total	year	1-3 years	3-5 years	5 years

Long-term debt obligations (1)	$2,275	$99	$431	$158	$1,587
Operating lease obligations	137	30	43	24	40
Purchase obligations (2)	408	275	133	—	—
Other long-term liabilities (3)	158	20	30	44	64

Total	$2,978	$424	$637	$226	$1,691

(1)	Includes fixed rate notes, plus related interest payment obligations, based on rates in effect at December 31, 2009.

(2)	Includes open capital commitments, amounts related to the purchase of minimum quantities of raw materials at current market prices under supply agreements and other long-term vendor agreements with specific payment provisions and early termination penalties.

(3)	Includes undiscounted workers’ compensation obligations, and undiscounted and unfunded postretirement medical and supplemental pension funding requirements.

Liquidity and Off-Balance Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving credit facility of $750 million, under which no balance was outstanding at December 31,

2009. We were in full compliance with the financial and other covenants of our revolving credit agreement at the end of the period. The two financial covenant ratios contained in our debt agreements are an interest coverage ratio and the total debt to EBITDA ratio. The interest coverage ratio is defined as consolidated earnings before interest, taxes, depreciation and amortization, and other unusual noncash items (EBITDA) divided by interest expense. The minimum required ratio is 3.50 to 1. The total debt to EBITDA ratio is calculated by dividing the total debt by EBITDA. The maximum permitted total debt to EBITDA ratio is 3.50 to 1.

The interest coverage ratio and the debt to EBITDA ratio are shown in the following table.

Twelve months ended
(In millions)	December 31, 2009

Net income attributable to Pactiv (1)	$323
Adjustments:
Noncash restructuring and other (2)	(1)
Discontinued operations, net of tax (l)	(15)
Interest expense, net of interest capitalized (1)	94
Income tax expense (1)	177
Depreciation and amortization (1)	184
Noncontrolling interest (1)	1

EBITDA	$763

EBITDA	$763
Interest expense, net of interest capitalized (1)	94

Interest coverage ratio	8.12

Total debt (3)	$1,275
EBITDA	763

Total debt to EBITDA ratio	1.67

(1)	Amounts per the consolidated statement of income.

(2)	Amounts per the consolidated statement of cash flows.

(3)	Amounts per the consolidated statement of financial position.

There have been no stated events of default, which would permit the lenders to accelerate the debt if not cured within applicable grace periods, or any cross default provisions in our debt agreements.

We also use an asset securitization facility as a form of off-balance-sheet financing. At December 31, 2009, $110 million was securitized under this facility, and $130 million was securitized at December 31, 2008. We do not participate in financial commercial paper markets.

We have a U.S. qualified pension plan that covers approximately 7,000 of our employees, as well as approximately 65,000 others, mostly retirees and persons who worked for predecessor companies that were part of Tenneco. The requirement to make contributions to this plan is a function of several factors, the most important of which are the return on plan assets and applicable funding discount rate used in calculating plan liabilities. We were not required to make a contribution to this plan in 2009, however, we elected to make contributions in 2009 of $550 million pretax. The related cash tax benefits of the contributions are $193 million, of which $139 million was realized in 2009 and $54 million will carry over into 2010.

In 2009, the plan assets earned approximately 26% and as of December 31, 2009, the Employee Retirement Income Security Act (ERISA) funding discount rate was 6.6% based on the 24-month average as of September 2009.

As of December 31, 2009, our U.S. pension plan was 94% funded on an ERISA basis, which determines the minimum funding requirements for the plan. As long as our funded ratio is above 60%, there is no meaningful impact on us or the plan. We do not expect to make additional sizeable contributions to the plan for the foreseeable future.

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

Sales growth of 10% for Foodservice/Food Packaging was attributable to a volume gain of 5% principally a result of the inclusion of acquisition sales, favorable pricing of $91 million, and foreign currency exchange gains of $6 million.

Operating Income

			Increase (decrease)
(In millions)	2008 (1)	2007 (1)	Amount	Percent

Consumer Products	$207	$226	$(19)	(8.4)%
Foodservice/Food Packaging	234	245	(11)	(4.5)
Other	3	(2)	5	250.0

Total	$444	$469	$(25)	(5.3)%

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

Operating income declined as favorable volume of $36 million and lower advertising and promotional (A&P) costs of $5 million were more than offset by higher operating costs of $29 million, restructuring charges of $16 million, acquisition-related depreciation and amortization of $16 million, and unfavorable spread of $6 million. The higher operating costs were driven primarily by the impact of higher utility and freight costs.

The following table shows the impact of restructuring and other charges on 2008 operating income by segment.

	Operating income - twelve months ended December 31, 2008
	GAAP	Restructuring and	Excluding restructuring
(In millions)	basis (1)	other	and other

Consumer Products	$207	$5	$212
Foodservice/Food Packaging	234	10	244
Other	3	1	4

Total	$444	$16	$460

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

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

The following table shows operating income excluding restructuring and other charges for 2008 and 2007.

			Increase (decrease)
(In millions)	2008 (1)	2007 (1)	Amount	Percent

Consumer Products	$212	$226	$(14)	(6.2)%
Foodservice/Food Packaging	244	245	(1)	(0.4)
Other	4	(2)	6	300.0

Total	$460	$469	$(9)	(1.9)%

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

The decline in operating income for the Consumer Products business was driven principally by unfavorable spread of $27 million and higher operating costs of $6 million, offset partially by higher volume of $13 million and lower A&P costs of $5 million.

Operating income for the Foodservice/Food Packaging business was essentially flat, reflecting higher volume of $23 million and favorable spread of $21 million, offset by higher operating costs of $23 million, acquisition-related depreciation and amortization of $15 million, higher SG&A expense of $3 million, and unfavorable foreign currency exchange of $2 million. The increase in operating costs was driven primarily by higher utility and freight costs.

The increase in operating income for the Other segment primarily reflects lower legal-related expenses.

Income Taxes

Our effective tax rate for 2008 was 35.1%, compared with 35.5% for 2007.

Income from Continuing Operations attributable to Pactiv

We recorded income from continuing operations of $220 million, or $1.66 per share, compared with $243 million, or $1.83 per share, in 2007. The decline was driven primarily by lower operating income of $16 million (including a restructuring charge of $10 million after tax) as described previously, and higher interest costs of $6 million after tax related to the financing of the Prairie acquisition.

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

In 2007, $27 million of deferred taxes was reclassified as liabilities related to discontinued operations as a result of the adoption of certain provisions of Financial Accounting Standards Board (FASB) ASC 740-10, “Income Taxes.”

Changes in Accounting Principles

The FASB has issued a number of accounting pronouncements effective in 2009 or 2008, as disclosed in Note 2 to the financial statements. None of these changes in accounting principles had a material effect upon adoption in 2008 or 2009.

The FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets,” which is effective for interim and annual periods beginning after November 15, 2009. SFAS No. 166, which is not yet included in the Codification, requires additional information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures. We are currently reviewing SFAS No. 166, and evaluating the impact of its adoption on our financial statements.

Critical Accounting Policies

Following are our accounting policies that involve the exercise of considerable judgment and the use of estimates. These have the most significant impact on our financial condition and results of operations.

Revenue Recognition

We recognize sales when the risks and rewards of ownership have transferred to customers, which generally occurs as products are shipped. In arriving at net sales, we estimate the amount of deductions from sales that are likely to be earned or taken by customers in conjunction with incentive programs. These include volume rebates, early payment discounts, and coupon offerings. Estimates are based on historical trends and are reviewed quarterly for possible revision. In addition, we pay slotting fees and participate in cooperative advertising programs. The costs for all such programs are accounted for as reductions to revenues. In the event that future sales deduction trends vary significantly from past or expected trends, reported sales may increase or decrease by a material amount.

Inventory Valuation

Our inventories are stated at the lower of cost or market using the FIFO method. We periodically review inventory balances to identify slow-moving and/or obsolete items. This determination is based on a number of factors, including new product introductions, changes in consumer demand patterns, and historical usage trends.

In 2009, we changed our method of accounting for inventory from a combination of the LIFO method and the FIFO method to the FIFO method. All of our businesses now use the FIFO method of accounting for inventory. We believe the new method of accounting for inventory is preferable because the FIFO method better reflects the current value of inventories on the Consolidated Statement of Financial Position, provides better matching of revenue and expenses under our business model, and provides uniformity across our operations with respect to the method of inventory accounting for financial reporting.

In accordance with ASC 250-10 “Accounting Changes and Error Corrections,” all prior periods presented have been retrospectively adjusted to apply the new method of accounting. The cumulative effect of the change in accounting principle on periods prior to those presented has been reflected as an adjustment to the opening balance of retained earnings as of January 1, 2005. For a summary of the effect of the retrospective adjustments resulting from the change in accounting principle for inventory costs for the years ended December 31, 2008, and 2007, see Note 2 to the financial statements. For a summary of the effect on the unaudited interim quarters of 2009, see Note 16 to the financial statements.

Pension Plans

The FASB issued ASC 715-20, “Compensation — Retirement Benefits” of which we adopted the recognition and disclosure provisions on December 31, 2006. See “Changes in Accounting Principles” in Note 2 to the financial statements for additional information. Total pretax pension plan income was $36 million in 2009,

$49 million in 2008, and $50 million in 2007, and represented the net pension income, which is recorded as an offset to SG&A expenses, and our production operations’ pension service costs, which are recorded in cost of sales. We estimate that our noncash pretax pension income will increase to $48 million in 2010.

Projections of pension income are based on a number of factors, including estimates of future returns on pension plan assets; estimates of discount rates; assumptions pertaining to the amortization of actuarial gains/losses; expectations regarding employee compensation; and assumptions related to participant turnover, retirement age, and life expectancy.

In developing our assumption regarding the expected rate of return on pension plan assets, we estimate future returns on various classes of assets, risk free rates of return, and long-term inflation rates. Since 1976, our U.S. qualified pension plan’s annual rate of return on assets has averaged 10%. Historically, the plan has invested approximately 70% of its assets in equity securities and 30% in fixed-income investments. After considering all of these factors, we concluded that the use of a 9% rate of return was appropriate for 2009. Holding all other assumptions constant, a one-half percentage-point change in the rate of return assumption would impact our pretax pension income by approximately $20 million.

The discount rate assumption for our U.S. pension plan is based on the composite yield of a portfolio of high quality corporate bonds constructed with durations to match the plan’s future benefit obligations. In this connection, the discount rate assumption for our U.S. plan was 5.75% at our December 31, 2009, measurement date and 6.74% at our December 31, 2008, measurement date. Holding all other assumptions constant, a one-half percentage-point change in the discount rate would impact our pretax pension income by approximately $3 million. For more information on our pension plan, see Note 13 to the financial statements.

CAUTIONARY STATEMENT FOR PURPOSES OF “SAFE HARBOR” PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements included in this Annual Report on Form 10-K, including statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and in the notes to the financial statements, are “forward-looking statements.” All statements other than statements of historical fact, including statements regarding prospects and future results, are forward-looking. These forward-looking statements generally can be identified by the use of terms and phrases such as “will,” “believe,” “anticipate,” “may,” “might,” “could,” “expect,” “estimated,” “projects,” “intends,” “foreseeable future,” and similar terms and phrases. These forward-looking statements are not based on historical facts, but rather on our current expectations or projections about future events. Accordingly, these forward-looking statements are subject to known and unknown risks and uncertainties. While we believe that the assumptions underlying these forward-looking statements are reasonable and make the statements in good faith, actual results almost always vary from expected results, and differences could be material.

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

Commodity Derivatives

During the fourth quarter of 2009, we entered into natural gas purchase agreements with third parties, hedging a portion of the first half of 2010 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at December 31, 2009, were immaterial.

Cash Flow Hedges

To minimize volatility in our margins due to large fluctuations in the price of commodities, in the second quarter of 2009 we entered into swap contracts to manage risks associated with market fluctuations in resin prices. These contracts were designated as cash flow hedges of forecasted commodity purchases. All monthly swap contracts entered into in the third quarter of 2009 have expired. There were no contracts outstanding as of December 31, 2009, and no gains are expected to be reclassified to earnings in the first quarter of 2010.

Interest Rates

At December 31, 2009, we had public debt securities of $1.276 billion outstanding, with fixed interest rates and maturities ranging from 2 to 18 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

In addition, we have a 5-year revolving credit facility of $750 million, which expires in 2011, under which no balance was outstanding at December 31, 2009.

As a part of the acquisition of Prairie Packaging Inc. (Prairie), we assumed Prairie’s liability for $5 million borrowed from the Illinois Development Finance Authority (IDFA), which were funded by industrial development revenue bonds issued by the IDFA. The debt matures on December 1, 2010, and bears interest at varying rates (0.4% as of December 31, 2009) not to exceed 12% per annum.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest rate risks.

	Maturities
(In millions, except percentages)	2010	2012	Thereafter	Total

Fixed rate debt		$250	$1,026	$1,276
Average interest rate		5.7%	7.7%	7.3%
Fair value		$267	$1,195	$1,462
Floating rate debt	$5			$5
Average interest rate	0.4%			0.4%
Fair value	$5			$5

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

We assessed the effectiveness of our internal controls over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, we concluded that Pactiv’s internal control over financial reporting at December 31, 2009, was effective.

Our internal control over financial reporting as of December 31, 2009, was audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the company’s consolidated financial statements. Ernst & Young’s attestation report on the company’s internal control over financial reporting appears on page 28.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pactiv Corporation

We have audited the accompanying consolidated statement of financial position of Pactiv Corporation (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pactiv Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed its method of accounting for inventory and in 2008 the Company adopted the requirement to measure the funded status of its defined benefit pension and postretirement healthcare plans as of the date of the year-end statement of financial position.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pactiv Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pactiv Corporation

We have audited Pactiv Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pactiv Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pactiv Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Pactiv Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Chicago, Illinois
February 26, 2010

Consolidated Statement of Income

For years ended December 31
(In millions, except share and per share data)	2009	2008 (1)	2007 (1)

Sales
Consumer Products	$1,285	$1,342	$1,221
Foodservice/Food Packaging	2,075	2,225	2,032

	3,360	3,567	3,253

Costs and expenses
Cost of sales, excluding depreciation and amortization	2,241	2,638	2,325
Selling, general, and administrative	349	281	286
Depreciation and amortization	184	182	166
Other	7	6	7
Restructuring and other	—	16	—

	2,781	3,123	2,784
Operating income	579	444	469
Other income (expense)
Interest income	1	2	5
Interest expense, net of interest capitalized	(94)	(106)	(96)

Income before income taxes	486	340	378
Income tax expense	177	119	133

Income from continuing operations	309	221	245
Discontinued operations, net of tax	15	(4)	1

Net income	324	217	246

Less: Net income attributable to the noncontrolling interest	1	1	2

Net income attributable to Pactiv	$323	$216	$244

Amounts attributable to Pactiv common shareholders
Income from continuing operations, net of tax	$308	$220	$243
Discontinued operations, net of tax	15	(4)	1

Net income	$323	$216	$244

Earnings per share
Weighted-average number of shares of common stock outstanding
Basic	131,967,907	130,925,861	130,912,229
Diluted	133,471,047	132,473,458	132,869,555
Basic earnings per share of common stock attributable to Pactiv common shareholders
Continuing operations	$2.33	$1.68	$1.85
Discontinued operations	0.12	(0.03)	0.01

Total	$2.45	$1.65	$1.86

Diluted earnings per share of common stock attributable to Pactiv common shareholders
Continuing operations	$2.31	$1.66	$1.83
Discontinued operations	0.11	(0.03)	0.01

Total	$2.42	$1.63	$1.84

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Financial Position

At December 31 (In millions, except share data)	2009	2008 (1)

Assets
Current assets
Cash and temporary cash investments	$46	$80
Accounts and notes receivable
Trade, less allowances of $6 and $7 at the respective dates	277	264
Other	51	47

Total accounts and notes receivable	328	311

Inventories
Finished goods	240	209
Work in process	39	55
Raw materials	63	78
Other materials and supplies	48	49

Total inventories	390	391

Deferred income tax assets	53	—

Other	15	15

Total current assets	832	797

Property, plant, and equipment, net	1,172	1,209

Other assets
Goodwill	1,135	1,128
Intangible assets, net	372	396
Noncurrent deferred income tax asset	—	161
Other	63	70

Total other assets	1,570	1,755

Total assets	$3,574	$3,761

Liabilities and equity
Current liabilities
Short-term debt, including current maturities of long-term debt	$5	$—
Accounts payable	144	115
Taxes accrued	24	14
Interest accrued	20	20
Accrued promotions, rebates, and discounts	73	68
Accrued payroll and benefits	97	66
Other	54	55

Total current liabilities	417	338

Long-term debt	1,270	1,345

Deferred income taxes	61	—

Pension and postretirement benefits	694	1,266

Other	120	95

Noncurrent liabilities related to discontinued operations	11	30

Pactiv shareholders’ equity
Common stock — $0.01 par value, 350,000,000 shares authorized, 132,334,417 and 131,510,270 shares issued and outstanding, after deducting 39,448,760 and 40,272,907 shares held in treasury, at the respective dates	1	1
Premium on common stock and other capital surplus	729	710
Accumulated other comprehensive income (loss)
Currency translation adjustment	(3)	(16)
Pension and postretirement plans	(1,729)	(1,689)
Gain (loss) on derivatives	6	7
Retained earnings	1,981	1,658

Total Pactiv shareholders’ equity	985	671
Noncontrolling interest	16	16

Total equity	1,001	687

Total liabilities and equity	$3,574	$3,761

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Cash Flows

For the twelve months ended December 31 (In millions)	2009	2008 (1)	2007 (1)

Operating activities
Net income	$324	$217	$246
Discontinued operations	(15)	4	(1)

Income from continuing operations	309	221	245
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities:
Depreciation and amortization	184	182	166
Deferred income taxes	208	112	37
Restructuring and other	(1)	12	—
Pension income	(36)	(49)	(50)
Noncash compensation expense	16	16	9
Pension contributions	(550)	—	—
Changes in components of working capital
(Increase) decrease in receivables	(16)	(14)	103
(Increase) decrease in inventories	7	22	4
(Increase) decrease in prepayments and other current assets	1	(2)	—
Increase (decrease) in accounts payable	28	(45)	(26)
Increase (decrease) in taxes accrued	(30)	(66)	(16)
Increase (decrease) in interest accrued	—	(2)	15
Increase (decrease) in other current liabilities	36	(23)	(37)
Other	8	(6)	(5)

Cash provided (used) by operating activities — continuing operations	164	358	445
Cash provided (used) by operating activities — discontinued operations	(3)	(8)	(8)

Cash provided (used) by operating activities	$161	$350	$437

Investing activities
Expenditures for property, plant, and equipment	$(111)	$(136)	$(151)
Acquisitions of businesses and assets	(20)	—	(1,015)
Net proceeds from the sale of a business or assets	—	—	2
Other investing activities	2	(1)	—

Cash provided (used) by investing activities	$(129)	$(137)	$(1,164)

Financing activities
Issuance of common stock	$6	$8	$19
Purchase of common stock	—	(2)	(108)
Issuance of long-term debt, net of discounts	—	—	498
Retirement of long-term debt	—	—	(99)
Revolving credit facility borrowings	—	—	432
Revolving credit facility payment	(70)	(230)	(132)
Dividends paid to noncontrolling interest	(1)	(1)	(1)
Other	(1)	(1)	29

Cash provided (used) by financing activities	$(66)	$(226)	$638

Effect of foreign exchange rate changes on cash and temporary cash investments	—	(2)	3

Increase (decrease) in cash and temporary cash investments	(34)	(15)	(86)
Cash and temporary cash investments, January 1	80	95	181

Cash and temporary cash investments, December 31	$46	$80	$95

Supplemental disclosure of cash flow information
Cash paid for interest	$93	$109	$81
Cash paid for income taxes — continuing operations	4	59	94
Cash paid for income taxes — discontinued operations	4	7	8

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Changes in Equity

	Pactiv Shareholders
		Premium on		Accumulated
		common stock		other
	Common	and other	Retained	comprehensive	Noncontrolling	Total
(In millions, except share amounts)	stock	capital surplus	earnings	income (loss)	interest	equity

Balance, December 31, 2006 (1)	$1	$757	$1,191	$(1,063)	$10	$896
Premium on common stock issued (1,138,286 shares)		19				19
Treasury stock repurchased (3,374,821 shares)		(108)				(108)
Translation of foreign currency statements				15	1	16
Stock-based compensation		15				15
Gain (loss) on derivatives				8		8
Pension and postretirement benefit liability adjustments, net of tax of $116				178		178
Dividends paid to noncontrolling interest					(1)	(1)
Purchase of equity from noncontrolling interest					3	3
Net income			244		2	246

Balance, December 31, 2007 (1)	$1	$683	$1,435	$(862)	$15	$1,272

Premium on common stock issued (1,028,245 shares)		25				25
Treasury stock repurchased (75,218 shares)		(2)				(2)
Translation of foreign currency statements				(40)	1	(39)
Stock-based compensation		4				4
Gain (loss) on derivatives				(1)		(1)
Impact of adopting ASC 715-20-65 measurement date change, net of tax of $4			7			7
Pension and postretirement benefit liability adjustments, net of tax of $(468)				(795)		(795)
Dividends paid to noncontrolling interest					(1)	(1)
Net income			216		1	217

Balance, December 31, 2008 (1)	$1	$710	$1,658	$(1,698)	$16	$687

Premium on common stock issued (806,759 shares)		19				19
Translation of foreign currency statements				13		13
Stock-based compensation		—				—
Gain (loss) on derivatives				(1)		(1)
Pension and postretirement benefit liability adjustments, net of tax of $16				(40)		(40)
Dividends paid to noncontrolling interest					(1)	(1)
Net income			323		1	324

Balance, December 31, 2009	$1	$729	$1,981	$(1,726)	$16	$1,001

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Comprehensive Income (Loss)

	Twelve Months Ended December 31,
(In millions)	2009	2008 (1)	2007 (1)

Net income	$324	$217	$246
Other comprehensive income (loss)
Pension and postretirement plans	(40)	(795)	178
Net currency translation gain (loss)	13	(39)	16
Gain (loss) on derivatives	(1)	(1)	8

Total other comprehensive income (loss)	(28)	(835)	202

Consolidated comprehensive income (loss)	296	(618)	448
Comprehensive income (loss) attributable to the noncontrolling interest	1	2	3

Comprehensive income (loss) attributable to Pactiv	$295	$(620)	$445

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

The accompanying notes to the financial statements are an integral part of this statement.

Notes to Financial Statements

Note 1.	Basis of Presentation

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

On January 5, 2009, we purchased the polypropylene cup business of WinCup for $20 million. This business operates one manufacturing facility in North Carolina. The results of this business have been included in the consolidated financial statements as of that date.

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

In 2009, we changed our method of accounting for inventory from a combination of the last-in, first-out (LIFO) method and the first-in, first-out (FIFO) method to the FIFO method. In accordance with Accounting Standards Codification (ASC) 250-10 “Accounting Changes and Error Corrections,” all prior periods presented have been retrospectively adjusted to apply the new method of accounting. For more information on the change in inventory accounting method, see Note 2 to the financial statements.

Subsequent Events

In February 2010, the board of directors approved an Agreement and Plan of Merger with PWP Holdings, Inc. whereby Pactiv will acquire PWP Holdings and PWP Industries for $200 million. This transaction is expected to close in the late first quarter or early second quarter of 2010. PWP Industries manufactures and sells amorphous polyethylene terephthalate (APET) products in the food service market.

In February 2010, the board of directors also approved the repurchase of an additional 10 million shares of our common stock. This amount is in addition to the remaining 522,361 shares authorized to be repurchased as of December 31, 2009.

We have evaluated subsequent events through the filing date of this Form 10-K, and have determined that there were no other subsequent events to recognize or disclose in these financial statements.

Note 2.	Summary of Accounting Policies

Consolidation

Our financial statements include all majority-owned subsidiaries. Investments in 20% to 50% owned companies in which we have the ability to exert significant influence over operating and financial policies are accounted for using the equity method of accounting. All inter-company transactions are eliminated.

Notes to Financial Statements — (Continued)

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

On a recurring basis, we sell an undivided interest in a pool of trade receivables meeting certain criteria to a third party as an alternative to debt financing. Such sales, which represent a form of off-balance-sheet financing, are recorded as a reduction of accounts and notes receivable in the statement of financial position. Related proceeds are included in cash provided by operating activities in the statement of cash flows. At December 31, 2009, receivables aggregating $110 million were sold, while receivables totaling $130 million were sold at December 31, 2008. Discounts and fees related to such sales were $1 million in 2009, and $4 million in both 2008 and 2007. These expenses are included in “other expense” in the statement of income. In the event that either Pactiv or the third-party purchaser of the trade receivables were to discontinue this program, our debt would increase, or our cash balance would decrease, by an amount corresponding to the level of sold receivables at such time.

Inventories

Our inventories are stated at the lower of cost or market using the FIFO method. We periodically review inventory balances to identify slow-moving and/or obsolete items. This determination is based on a number of factors, including new product introductions, changes in consumer demand patterns, and historical usage trends.

In 2009, we changed our method of accounting for inventory from a combination of the LIFO method and the FIFO method to the FIFO method. All of our businesses now use the FIFO method of accounting for inventory. We believe the new method of accounting for inventory is preferable because the FIFO method better reflects the current value of inventories on the Consolidated Statement of Financial Position, provides better matching of revenue and expenses under our business model, and provides uniformity across our operations with respect to the method of inventory accounting for financial reporting.

In accordance with ASC 250-10 “Accounting Changes and Error Corrections,” all prior periods presented have been retrospectively adjusted to apply the new method of accounting.

Notes to Financial Statements — (Continued)

The following table presents the line items on the statement of income that were impacted by the accounting change for the years ended December 31, 2008, and 2007.

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	As Originally		As Originally
(In millions, except per share data)	Reported	As Adjusted	Reported	As Adjusted

Cost of Sales, excluding depreciation and amortization	$2,636	$2,638	$2,322	$2,325
Operating income	446	444	472	469
Income tax expense	120	119	135	133
Income from continuing operations	222	221	246	245
Net income attributable to Pactiv	217	216	245	244
Earnings (loss) per share of common stock:
Basic	$1.66	$1.65	$1.87	$1.86
Diluted	$1.64	$1.63	$1.85	$1.84

The following table presents the line items on the statement of financial position that were impacted by the accounting change as of December 31, 2008.

	December 31, 2008
	As Originally
(In millions)	Reported	As Adjusted

Inventories	$344	$391
Deferred income tax assets	14	—
Goodwill	1,124	1,128
Other current liabilities	50	55
Retained earnings	1,626	1,658

The following table presents the line items on the statement of cash flows that were impacted by the accounting change for the years ended December 31, 2008, and 2007.

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	As Originally		As Originally
(In millions)	Reported	As Adjusted	Reported	As Adjusted

Net income	$218	$217	$247	$246
Deferred income taxes	113	112	38	37
(Increase) decrease in inventories	20	22	1	4

Notes to Financial Statements — (Continued)

The following table presents the segment information line items that were impacted by the accounting change for the years ended December 31, 2008, and 2007.

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	As Originally		As Originally
(In millions)	Reported	As Adjusted	Reported	As Adjusted

Operating income (loss)
Consumer Products	$207	$207	$227	$226
Foodservice/Food Packaging	236	234	247	245
Other	3	3	(2)	(2)

Total operating income (loss)	$446	$444	$472	$469

Total assets
Consumer Products	$1,307	$1,326	$1,345	$1,365
Foodservice/Food Packaging	2,070	2,102	2,125	2,159
Other	348	333	295	274

Total assets	$3,725	$3,761	$3,765	$3,798

For a summary of the effect of the retrospective adjustments resulting from the change in accounting principle for inventory costs for the interim quarters of 2009, see Note 16 to the financial statements.

Property, Plant, and Equipment, Net

Depreciation is recorded on a straight-line basis over the estimated useful lives of assets. Useful lives range from 10 to 40 years for buildings and improvements and from 3 to 25 years for machinery and equipment. Depreciation expense totaled $158 million in 2009, $155 million in 2008, and $143 million in 2007.

We capitalize certain costs related to the purchase and development of software used in our business. Such costs are amortized over the estimated useful lives of the assets, ranging from 3 to 12 years. Capitalized software development costs, net of amortization at December 31 were $16 million in 2009, and $20 million in 2008.

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

We test goodwill for impairment at the reporting unit level. Our four reporting units are Institutional, Specialty (both part of the Foodservice reporting segment), Consumer, and Other (Corporate functions). Our operating

Notes to Financial Statements — (Continued)

segments are each deemed to be a reporting unit as none of the operating segments’ components qualifies as a separate reporting unit or the operating segment is comprised of only one component.

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

The many assumptions used in the cash flow analysis are subject to the accuracy of our projections of volume, selling price, raw materials costs and SG&A expenses. The percentage by which projected discounted cash flows would have to decrease to have a failure in step one of the impairment test is 61% for Consumer, 61% for Institutional, and 70% for Specialty. Our Other reporting unit has no goodwill or indefinite-lived intangible assets.

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

Revenue Recognition

We recognize sales when the risks and rewards of ownership have transferred to customers, which generally occurs as products are shipped. In arriving at net sales, we estimate the amount of deductions from sales that are likely to be earned or taken by customers in conjunction with incentive programs. These include volume rebates, early payment discounts, and coupon offerings. Estimates are based on historical trends and are reviewed quarterly for possible revision. In addition, we pay slotting fees and participate in cooperative advertising programs. The cost for all such programs are accounted for as reductions to revenues.

Freight

We record amounts billed to customers for shipping and handling as sales, and record shipping and handling expenses as cost of sales.

Notes to Financial Statements — (Continued)

General and Administrative Expenses

Total noncash pension income was as follows:

For the years ended December 31 (In millions)	2009	2008	2007

Pension income (recorded as an offset to selling, general, and administrative costs)	$44	$54	$54
Pension service costs associated with production operations (recorded in cost of sales)	(8)	(5)	(4)

Total noncash pension income	$36	$49	$50

Research and Development

Research and development costs, which are expensed as incurred, totaled $33 million in 2009, $32 million in 2008, and $35 million in 2007.

Advertising

Advertising production costs are expensed as incurred, while advertising media costs are expensed in the period in which the related advertising first takes place. Advertising expenses were $28 million in 2009, $8 million in 2008, and $13 million in 2007.

Stock-Based Compensation

We account for stock-based compensation under ASC 718-10 “Compensation — Stock Compensation,” which requires that the fair value of all share-based payments to employees, including stock options, be recognized in financial statements. ASC 718-10 superseded prior authoritative guidance which required that the intrinsic-value method be used in determining compensation expense for share-based payments to employees. Employee compensation expense is based on the grant date fair value of awards, and is recognized in the Statement of Income over the period that recipients of awards are required to provide related service (normally the vesting period).

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

We do not accrue for U.S. federal income taxes on unremitted earnings of foreign subsidiaries because we intend to reinvest those earnings in foreign operations. Unremitted earnings of foreign subsidiaries totaled $50 million at December 31, 2009, and $47 million at December 31, 2008. The unrecognized deferred tax liability associated with unremitted earnings totaled approximately $10 million at December 31, 2009, and $7 million at December 31, 2008.

Earnings Per Share

Basic earnings per share is computed by dividing income attributable to Pactiv common shareholders by the weighted-average number of shares outstanding. Diluted earnings per share is calculated in the same manner; however, adjustments are made to reflect the potential issuance of dilutive shares.

Notes to Financial Statements — (Continued)

Risk Management

From time to time, we use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates, principally using foreign currency purchase and sale contracts with terms of less than 1 year. We do so to mitigate our exposure to exchange rate changes related to third-party trade receivables and accounts payable. Net gains or losses on such contracts are recognized in the statement of income as offsets to foreign currency exchange gains or losses on the underlying transactions. In the statement of cash flows, cash receipts and payments related to hedging contracts are classified in the same way as cash flows from the transactions being hedged. We had no open foreign currency contracts as of December 31, 2009.

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

Changes in Accounting Principles

The Financial Accounting Standards Board (FASB) issued ASC 105-10, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was effective for fiscal years, and interim periods within such fiscal years, ending after September 15, 2009. ASC 105-10 establishes an authoritative United States GAAP superseding all pre-existing accounting standards and literature. ASC 105-10 did not have a material effect on our financial statements upon adoption or as of December 31, 2009. We have updated all references to specific authoritative guidance within our annual financial reporting to reflect the new Accounting Standards Codification structure.

The FASB issued ASC 820-10, “Fair Value Measurements and Disclosures” which was effective as of January 1, 2008. ASC 820-10 establishes a framework for measuring fair value by providing a standard definition of fair value as it applies to assets and liabilities. ASC 820-10, which does not require the use of any new fair value measurements, clarifies the application of other accounting pronouncements that require or permit fair value measurements. ASC 820-10 did not have a material effect on our financial statements upon adoption and as of December 31, 2009.

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

The FASB issued ASC 825-10, “Financial Instruments” which was effective January 1, 2008. ASC 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value as of specified election dates. ASC 825-10 expands the use of fair value measurement, but does not eliminate disclosure requirements of other accounting standards, including ASC 820-10. ASC 825-10 did not impact our financial statements upon adoption and as of December 31, 2009. We did not choose to measure any financial instruments at fair value as permitted under the statement.

The FASB issued ASC 805-10, “Business Combinations,” which replaces prior authoritative guidance on business combinations, and was effective on a prospective basis for all business combinations that occur in fiscal years beginning after December 15, 2008, with the exception of accounting for valuation allowances on deferred taxes and acquired tax contingencies. ASC 805-10 retains the underlying concepts of the prior authoritative guidance in that all business combinations are still required to be accounted for at fair value using the acquisition method of accounting, but it changes the application of the acquisition method in a number of significant ways. In this regard, the pronouncement requires that (1) acquisition-related costs

Notes to Financial Statements — (Continued)

generally be expensed as incurred, (2) noncontrolling interests be recorded at fair value, (3) in-process research and development costs be recorded at fair value as an indefinite lived intangible asset, (4) restructuring costs associated with a business combination generally be expensed subsequent to the date of such a combination, and (5) changes in valuation allowances on deferred tax assets and income tax uncertainties after the acquisition date generally be recorded as income tax expense. ASC 805-10 amends ASC 740-10, “Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of ASC 805-10 would also be subject to the provisions of ASC 805-10. ASC 805-10 was effective on January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of December 31, 2009.

The FASB issued ASC 810-10-45, “Consolidation” which was effective for fiscal years, and interim periods within such fiscal years, beginning on or after December 15, 2008. ASC 810-10-45 requires that noncontrolling (minority) interests be recognized as equity (but separate from the parent’s equity) in consolidated financial statements, and that net earnings related to noncontrolling interests be included in consolidated net income, but identified separately on the face of the income statement. ASC 810-10-45 also amends prior authoritative guidance, and expands disclosure requirements regarding the interests of parents and noncontrolling interests. ASC 810-10-45 was effective on January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of December 31, 2009.

The FASB issued the disclosure requirements within ASC 815-10-65, “Derivatives and Hedging” which was effective for fiscal years, and interim periods within such fiscal years, beginning on or after November 15, 2008. ASC 815-10 requires (1) enhanced disclosures about an entity’s derivative and hedging activities, specifically how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under ASC 815-10 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815-10 was effective on January 1, 2009, and did not have a material impact on our financial statements upon adoption and as of December 31, 2009.

The FASB issued the disclosure requirements within ASC 825-10-65, “Financial Instruments” which was effective for interim reporting periods ending after June 15, 2009. ASC 825-10-65 amends prior authoritative guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65 also amends ASC 270-10, “Interim Reporting,” to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 was effective for our June 30, 2009 interim reporting, and did not have a material effect on our financial statements upon adoption and as of December 31, 2009.

The FASB issued ASC 855-10, “Subsequent Events” which was effective for fiscal years, and interim periods within such fiscal years, ending after June 15, 2009. ASC 855-10 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855-10 was effective for our June 30, 2009 interim reporting, and did not have a material effect on our financial statements upon adoption and as of December 31, 2009.

The FASB issued the disclosure requirements within ASC 715-20-65 “Compensation — Retirement Benefits” which was effective for fiscal years ending after December 15, 2009. ASC 715-20-65 requires enhanced disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan, including (1) information on investment policies and strategies, (2) the fair value of each major category of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (5) significant concentrations of risk within plan assets. ASC 715-20-65 was effective for our December 31, 2009, reporting, and did not have a material impact on our financial statements upon adoption.

The FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets,” which is effective for interim and annual periods beginning after November 15, 2009.

Notes to Financial Statements — (Continued)

SFAS No. 166, which is not yet included in the Codification, requires additional information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures. We are currently reviewing SFAS No. 166, and evaluating the impact of its adoption on our financial statements.

Estimates

Financial statement presentation requires management to make estimates and assumptions that affect reported amounts for assets, liabilities, sales, and expenses. Actual results may differ from such estimates.

Note 3.	Restructuring and Other

In 2008, we implemented a cost reduction program that included the consolidation of two small facilities, asset rationalizations, and headcount reductions. The program is essentially complete with the exception of a small idle plant held for sale. The accrued restructuring balance of $1 million as of December 31, 2009, and $2 million as of December 31, 2008, is for remaining severance payments. Cash payments related to restructuring and other were $1 million pretax for the year ended December 31, 2009. In 2008, we recorded a charge of approximately $10 million after tax, or $0.08 per share. Cash payments related to restructuring and other charges were $2 million for the year ended December 31, 2008.

		Asset
(In millions)	Severance	write-offs	Other (1)	Total

Restructuring costs for the year ended December 31, 2008
Consumer Products	$2	$7	$(4)	$5
Foodservice/Food Packaging	6	2	2	10
Other	1	—	—	1

Total	$9	$9	$(2)	$16

(1)	Consists principally of a gain on the sale of one of our facilities and asset removal and transfer costs.

Note 4.	Business Combinations

On January 5, 2009, we purchased the polypropylene cup business of WinCup for $20 million. This business operates one manufacturing facility in North Carolina. The results of this business have been included in the consolidated financial statements as of that date.

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

Notes to Financial Statements — (Continued)

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

In 2009, we recorded $15 million of income from discontinued operations primarily related to the expiration of the statute of limitations on the 2005 tax year for tax liabilities which had been recorded in conjunction with divested businesses. In 2008, we recorded expense from discontinued operations of $4 million, which was attributed to taxes associated with the disposition of a business. Liabilities related to discontinued operations, which included obligations related to income taxes, certain royalty payments, and the costs of closing a facility in Europe, were as follows:

At December 31 (In millions)	2009	2008

Current liabilities	$—	$—
Noncurrent liabilities	11	30

Total liabilities related to discontinued operations	$11	$30

Notes to Financial Statements — (Continued)

Note 6.	Long-Term Debt, Short-Term Debt, and Financing Arrangements

Long-Term Debt

At December 31 (In millions)	2009	2008

Notes due 2010, effective interest rate of 0.4%	$—	$5
Borrowings under a 5-year, $750 million revolving credit facility	—	70
Notes due 2012, effective interest rate of 5.7%	250	250
Notes due 2017, effective interest rate of 8.1%	300	300
Notes due 2018, effective interest rate of 6.3%, net of $1 million of unamortized discount	249	249
Notes due 2025, effective interest rate of 7.9%, net of $1 million of unamortized discount	275	275
Notes due 2027, effective interest rate of 8.4%, net of $4 million of unamortized discount	196	196

Total long-term debt	$1,270	$1,345

Short-Term Debt

At December 31 (In millions)	2009	2008

Current maturities of long-term debt	$5	$—

At December 31, 2009, the aggregate maturities of debt outstanding were $5 million due in 2010, $250 million due in 2012, and $1.026 billion thereafter.

We were in full compliance with financial and other covenants in our various credit agreements at December 31, 2009.

There have been no stated events of default which would permit the lenders to accelerate the debt if not cured within applicable grace periods, or any cross default provisions in our debt agreements. We had no short-term borrowings as of December 31, 2009.

In 1999, our former parent, Tenneco realigned certain of its debt in preparation for the spin-off of Pactiv. In conjunction with this realignment, we entered into an interest rate swap to hedge our exposure to interest rate movement. We settled this swap in November 1999 at a loss of $43 million. The loss on the swap is being recognized as additional interest expense over the life of the underlying notes. At December 31, 2009, the unamortized balance was $35 million.

Note 7.	Financial Instruments

Asset and Liability Instruments

At December 31, 2009, and 2008, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short-term debt were the same as, or not materially different from, the amount recorded for these assets and liabilities. The fair value of long-term debt was approximately $1.5 billion at December 31, 2009, and approximately $1.4 billion at December 31, 2008. The recorded amount was $1.3 billion at December 31, 2009, and at December 31, 2008. The fair value of long-term debt was based on quoted market prices for our debt instruments.

Instruments with Off-Balance Sheet Risk (Including Derivatives)

We use derivative instruments, principally swaps, forward contracts, and options, to manage our exposure to movements in foreign currency values, interest rates, and commodity prices.

Notes to Financial Statements — (Continued)

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

Foreign Currency

From time to time, we use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates, principally using foreign currency purchase and sale contracts with terms of less than one year. We do so to mitigate our exposure to exchange rate changes related to third-party trade receivables and accounts payable. Net gains or losses on such contracts are recognized in the statement of income as offsets to foreign currency exchange gains or losses on the underlying transactions. In the statement of cash flows, cash receipts and payments related to hedging contracts are classified in the same way as cash flows from the transactions being hedged. We had no open foreign currency contracts as of December 31, 2009.

Interest Rates

We entered into interest rate swap agreements in connection with the acquisition of Prairie. The agreements were terminated on June 20, 2007, resulting in a gain of $9 million. This gain is being recorded as a reduction of interest expense over the average life of the underlying debt. Amounts recognized in earnings related to our hedging transactions were $1 million for the year ended December 31, 2009, and December 31, 2008.

Commodity

During the fourth quarter of 2009, we entered into natural gas purchase agreements with third parties, hedging a portion of the first half of 2010 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at December 31, 2009, were immaterial.

To minimize volatility in our margins due to large fluctuations in the price of commodities, in the second quarter of 2009 we entered into swap contracts to manage risks associated with market fluctuations in resin prices. These contracts were designated as cash flow hedges of forecasted commodity purchases. All monthly swap contracts entered into in the third quarter of 2009 have expired. There were no contracts outstanding as of December 31, 2009, and no gains are expected to be reclassified to earnings in the first quarter of 2010.

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

There were no outstanding derivative instruments recorded in the consolidated balance sheet as of December 31, 2009, and as of December 31, 2008.

Notes to Financial Statements — (Continued)

The following table indicates the amounts recognized in OCI for those derivatives designated as cash flow hedges for the years ended December 31, 2009, and 2008.

				(Gain) or Loss
				Reclassified from OCI into
	Gain or (Loss)			Income
	Recognized in OCI		Location of Gain or (Loss)	(Effective
	(Effective Portion)		Reclassified from OCI into	Portion)
(In millions)	2009	2008	Income (Effective Portion)	2009	2008

Commodity Contracts	$—	$—	Cost of Sales	$(2)	$—
Interest Rate Contracts	$—	$—	Interest Expense	$(1)	$(1)

There were no transactions that ceased to qualify as a cash flow hedge in the years ended December 31, 2009, or 2008.

Note 8.	Goodwill and Intangible Assets

Changes in the carrying value of goodwill during 2009 and 2008 by reporting segment are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, December 31, 2007 (1)	$288	$839	$1,127
Goodwill adjustment	3	13	16
Foreign currency translation adjustment	—	(15)	(15)

Balance, December 31, 2008 (1)	$291	$837	$1,128
Goodwill additions	—	1	1
Goodwill adjustment	—	(1)	(1)
Foreign currency translation adjustment	—	7	7

Balance, December 31, 2009	$291	$844	$1,135

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

Goodwill and other intangible assets recorded in connection with the WinCup acquisition totaled $1 million and $3 million, respectively. Recorded intangible assets pertain to customer relationships and are being amortized over a 15-year period.

Details of intangible assets are shown in the following table.

	December 31, 2009		December 31, 2008
		Accumulated		Accumulated
(In millions)	Carrying value	amortization	Carrying value	amortization

Intangible assets subject to amortization
Patents	$87	$74	$87	$69
Customer relationships	209	36	206	21
Other	145	88	145	81

	441	198	438	171
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$570	$198	$567	$171

Notes to Financial Statements — (Continued)

The weighted-average amortization period used for patents and other intangible assets subject to amortization is 15 years and 18 years, respectively. Amortization of intangible assets was $26 million for the year ended December 31, 2009. Amortization expense is estimated to total $25 million in 2010, $24 million in 2011, $23 million in 2012, $19 million in 2013, and $19 million in 2014.

Note 9.	Property, Plant, and Equipment, Net

(In millions)	December 31, 2009	December 31, 2008

Original cost
Land, buildings, and improvements	$667	$654
Machinery and equipment	1,929	1,808
Other, including construction in progress	96	125

	$2,692	$2,587
Less accumulated depreciation and amortization	(1,520)	(1,378)

Net property, plant, and equipment	$1,172	$1,209

Capitalized interest was $1 million in 2009, and $2 million in both 2008 and 2007.

Note 10.	Income Taxes

Details of income (loss) from continuing operations before income taxes are shown in the following table.

(In millions)	2009	2008 (1)	2007 (1)

Income (loss) from continuing operations before income taxes
U.S. operations	$458	$321	$357
Foreign operations	28	19	21

Total	$486	$340	$378

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

Shown below are details of income tax expense for continuing operations.

(In millions)	2009	2008 (1)	2007 (1)

Current
Federal	$(35)	$10	$71
State and local	(2)	(4)	14
Foreign	7	1	12

	(30)	7	97

Deferred
Federal	186	101	31
State and local	19	7	3
Foreign	2	4	2

	207	112	36

Total income tax expense	$177	$119	$133

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

Notes to Financial Statements — (Continued)

A reconciliation of the difference between the U.S. statutory federal income tax rate and our effective income tax rate is shown in the following table.

	2009	2008 (1)	2007 (1)

U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in income tax rate
Foreign income taxed at various rates	(0.2)	(0.5)	0.5
State and local taxes on income, net of federal income tax benefit	2.3	(0.3)	3.0
Domestic production deduction	0.0	(0.1)	(1.3)
Research and experimentation credit	(0.2)	(0.1)	(0.3)
Income tax reserve increase	0.5	2.8	1.4
Income tax reserve decrease	(0.9)	(1.8)	(2.2)
Other	(0.1)	0.1	(0.8)

Effective income tax rate	36.4%	35.1%	35.5%

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

The components of our net deferred tax assets and liabilities are summarized in the following table.

December 31 (In millions)	2009	2008 (1)

Deferred tax assets
Tax loss carryforwards
Federal	$42	$15
State and local	3	—
Foreign	12	18
Tax Credits	15	5
Pensions (2)	240	412
Postretirement benefits	37	38
Benefits of ASC 740-10	11	11
Other items	29	14
Valuation allowance (3)	(35)	(33)

Total deferred tax assets	$354	$480

Deferred tax liabilities
Property and equipment	362	324

Total deferred tax liabilities	362	324

Net deferred tax (assets) liabilities	$8	$(156)

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

(2)	Decrease mainly due to realized tax benefits from pension contributions.

(3)	Related to federal and foreign tax loss and tax credit carryforwards.

We had federal net operating loss carryforwards of $77 million as of December 31, 2009, which will expire in 2030 and federal capital loss carryforwards of $44 million as of December 31, 2009, which will expire in 2011. State net operating loss carryforwards of $3 million at December 31, 2009, will expire at various dates

Notes to Financial Statements — (Continued)

from 2015 to 2030. Foreign net operating loss carryforwards at December 31, 2009, totaled $47 million, and have an unlimited life.

We had federal tax credit carryforwards of $5 million, as of December 31, 2009, which will expire at various dates from 2017 to 2030. State tax credit carryforwards at December 31, 2009, totaled $13 million ($8 million, net of the federal benefit of state tax), of which $10 million will expire at various dates from 2011 to 2024, with the balance having an unlimited life. Foreign tax credit carryforwards of $2 million at December 31, 2009, will expire in 2019 and 2020.

The FASB issued certain provisions within ASC 740-10 “Income Taxes” which clarifies the application of prior authoritative guidance and was effective as of January 1, 2007. ASC 740-10 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, ASC 740-10 provides guidance regarding measurement, derecognition, classification, and disclosure of tax positions.

Changes in the balance of unrecognized income tax benefits are detailed below.

(In millions)	2009	2008

Balance at January 31	$57	$53
Increases related to prior year tax positions	20	12
Decreases related to prior year tax positions	(4)	(1)
Increases pertaining to current year tax positions	1	5
Settlements	(2)	(11)
Expiration of statute of limitations	(14)	(1)

Balance at December 31	$58	$57

The total amount of unrecognized income tax benefits that, if recognized, would favorably impact our effective tax rate for continuing operations in future periods was $50 million as of December 31, 2009. As of December 31, 2009, it is reasonably possible that the balance of unrecognized income tax benefits may increase or decrease during the following twelve months. However, it is not expected that any such changes would significantly affect, individually or in total, our operating results or financial condition.

It is our continuing practice to record accruals for interest and penalties related to income tax matters in income tax expense. Such accruals totaled $11 million as of December 31, 2009, and $10 million as of December 31, 2008. Expense recorded through December 31, 2009, for interest and penalties related to continuing operations was $3 million.

U.S. federal income tax returns filed for the years 2006 through 2008 are open for examination by the Internal Revenue Service. Various state, local, and foreign tax returns filed for the years 2002 through 2008 are open for examination by tax authorities in those jurisdictions.

Included in unrecognized income tax benefits at December 31, 2009, was $1 million related to discontinued operations, all of which, if recognized, would impact income from discontinued operations in future periods. In 2009, an income tax benefit of $15 million was recorded, which included the reversal of $2 million of interest and penalties as a result of the expiration of the 2005 tax year statute of limitations.

In connection with the adoption of ASC 718-10 “Compensation — Stock Compensation,” we elected to use the simplified method in calculating our additional paid-in capital pool upon adoption of ASC 718-10, as described in prior authoritative guidance. ASC 718-10 requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts were $1 million in 2009, immaterial in 2008, and $23 million in 2007.

Notes to Financial Statements — (Continued)

Note 11.	Common Stock

We have 350 million shares of common stock ($0.01 par value) authorized, of which 132,334,417 shares were issued and outstanding as of December 31, 2009.

Reserves

Reserved shares at December 31, 2009, were as follows:

(In thousands)

Thrift plans	860
2002 incentive compensation plan	15,151

Total	16,011

Stock Plans

2002 Incentive Compensation Plan — In November 1999, we initiated a stock ownership plan that permits the granting of a variety of incentives, including common stock, restricted stock, performance shares, stock appreciation rights, and stock options, to directors, officers, and employees. In May 2002, the 1999 plan was succeeded by the 2002 plan, and all balances under the 1999 plan were transferred to the new plan, which remains in effect until amended or terminated. Under the 2002 plan, up to 27 million shares of common stock can be issued (including shares issued under the prior plan), of which 17 million were issued or granted as of December 31, 2009.

Restricted stock, performance share, and stock option awards generally require that, among other things, grantees remain with the company for certain periods of time. Performance shares granted under the plan vest upon the attainment of specified performance goals in the 3 years following the date of grant.

Changes in performance share balances were as follows:

Performance
shares

Outstanding, December 31, 2007	2,058,968
Granted	655,850
Canceled	(128,089)
Paid	(867,663)

Outstanding, December 31, 2008	1,719,066
Granted	606,325
Canceled	(152,692)
Paid	(604,410)

Outstanding, December 31, 2009	1,568,289

Additional information related to performance shares is as follows:

	Weighted-average
	grant date	Pretax	Associated
	fair value	compensation	tax	Impact on
(In millions, except per share data)	per share	expense	benefit	net income

2009	$20.10	$16	$6	$10
2008	28.31	16	6	10
2007	32.64	13	5	8

There was $20 million after tax of unamortized performance share expense at December 31, 2009, of which $8 million will be charged against net income in 2010 and $12 million in 2011.

Notes to Financial Statements — (Continued)

Summarized below are changes in stock option balances.

	Shares under	Weighted-average
	option	exercise price

Outstanding, January 1, 2008	5,407,096	$22.69
Exercised	(559,703)	14.52
Canceled	(117,096)	32.81

Outstanding, December 31,2008	4,730,297	23.41

Exercisable, December 31,2008	4,730,297	23.41

Outstanding, January 1, 2009	4,730,297	23.41
Exercised	(429,190)	13.87
Canceled	(683,824)	37.88

Outstanding, December 31,2009	3,617,283	21.80

Exercisable, December 31,2009	3,617,283	21.80

Summarized below is information regarding stock options outstanding and exercisable at December 31, 2009.

	Outstanding options
			Weighted-
		Weighted-average	average
		remaining	exercise
Range of exercise price	Number	contractual life	price

$ 7 to $12	153,691	0.8	$11.72
$13 to $21	2,040,042	2.9	18.51
$22 to $29	983,839	4.7	23.98
$30 to $37	263,671	8.0	32.86
$38 to $45	176,040	6.3	40.00

	3,617,283

See Note 2 for additional information regarding stock-based compensation accounting.

Employee 401(k) Plans — We have qualified 401(k) plans for employees, under which eligible participants may make contributions equal to a percentage of their annual salary. We matched a portion of such contributions with Pactiv common stock until February 2006. Effective March 2006, all matching contributions are in cash. The company or plan participants may contribute additional amounts in accordance with the plans’ terms. We incurred 401(k) plan expense of $10 million in 2009, 2008, and 2007.

Rabbi Trust — In November 1999, we established a rabbi trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This trust is designed to assure the payment of deferred compensation and supplemental pension benefits. These shares are not considered outstanding for purposes of financial reporting.

Notes to Financial Statements — (Continued)

Earnings Per Share

Earnings from continuing operations per share of common stock outstanding were computed as follows:

(In millions, except share and per share data)	2009	2008 (1)	2007 (1)

Basic earnings per share
Income from continuing operations attributable to Pactiv	$308	$220	$243

Weighted-average number of shares of common stock outstanding	131,967,907	130,925,861	130,912,229

Basic earnings from continuing operations per share attributable to Pactiv	$2.33	$1.68	$1.85

Diluted earnings per share
Income from continuing operations attributable to Pactiv	$308	$220	$243

Weighted-average number of shares of common stock outstanding	131,967,907	130,925,861	130,912,229
Effect of dilutive securities
Stock options	328,072	648,682	1,149,964
Performance shares	1,175,068	897,216	805,085
Restricted shares	—	1,699	2,277

Weighted-average number of shares of common stock outstanding, including dilutive securities	133,471,047	132,473,458	132,869,555

Diluted earnings from continuing operations per share attributable to Pactiv	$2.31	$1.66	$1.83

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

The following table summarizes annual repurchases of our common stock for 2007 through 2009.

		Average price
(In millions)	Number of shares	paid per share	Total outlay

2009	—	$—	$—
2008	75,218	$26.38	$2
2007	3,374,821	$32.14	$108

Note 12.	Preferred Stock

Pactiv has 50 million shares of preferred stock ($0.01 par value) authorized, none of which was issued at December 31, 2009.

Note 13.	Pension Plans and Other Postretirement Benefits

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

Notes to Financial Statements — (Continued)

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

Our plans currently provide prescription drug benefits that are coordinated with the related Medicare benefits. As a result, subsidies from Medicare for prescription drug benefits will average approximately $1.1 million per year.

Effective December 31, 2006, we adopted the recognition and disclosure provisions of ASC 715-10. See Note 2.

During 2009 we contributed $550 million pretax to the plan and plan assets earned a return of approximately 26%. As of December 31, 2009, our U.S. pension plan was 94% funded on an Employee Retirement Income Security Act (ERISA) basis, which determines the minimum funding requirements for the plan. As long as our funded ratio is above 60%, there is no meaningful impact on us or to the plan. We do not expect to make additional sizeable contributions to the plan for the foreseeable future.

Notes to Financial Statements — (Continued)

Financial data pertaining to our pension and postretirement benefit plans is shown on the following tables.

	Pension plans		Postretirement plans
(In millions)	2009	2008	2009	2008

Changes in projected benefit obligations (1)
Benefit obligations at beginning of year	$3,707	$3,907	$73	$85
Currency rate conversion	1	(5)	—	—
Service cost of benefits earned	15	20	1	1
Interest cost of benefit obligations	240	300	4	7
Actuarial (gains) losses	403	(166)	(5)	(13)
Benefits paid	(282)	(350)	(11)	(15)
Participant contributions	—	—	5	7
Plan amendments	—	1	—	—
Medicare Part D reimbursement	—	—	1	1

Projected benefit obligations at December 31	$4,084	$3,707	$68	$73

Changes in fair value of plan assets (1)
Fair value at beginning of year	$2,506	$3,920	$—	$—
Currency rate conversion	2	(6)	—	—
Actual return on plan assets	665	(1,069)	—	—
Employer contributions	556	11	6	8
Participant contributions	—	—	5	7
Benefits paid	(282)	(350)	(11)	(15)

Fair value of plan assets at December 31	$3,447	$2,506	$—	$—

Development of amounts recognized in the statement of financial position
Funded status at December 31	$(637)	$(1,201)	$(68)	$(73)

Amounts recognized in the statement of financial position
Noncurrent assets	$2	$5	$—	$—
Current liabilities	(8)	(8)	(6)	(7)
Noncurrent liabilities	(631)	(1,198)	(62)	(66)

Net asset (liability) at December 31	$(637)	$(1,201)	$(68)	$(73)

Pretax amounts recognized in accumulated other comprehensive income (loss) at December 31
Net actuarial gains (losses)	$(2,751)	$(2,722)	$2	$(2)
Prior service credit costs	2	2	(1)	(1)

	$(2,749)	$(2,720)	$1	$(3)

Other changes in plan assets and projected benefit obligations recognized in other comprehensive income (loss) during year
Net actuarial gains (losses)	$(79)		$5
Amortization of net actuarial gains	51		—
Prior service costs	—		—
Amortization of prior service costs	—		(1)

Total other comprehensive income (loss)	$(28)		$4

	Pension		Postretirement
	plans		plans

Effect of amortization of net actuarial losses and prior service credits on 2010 net periodic benefit income (expense)
Net actuarial gains (losses)	$75		$—
Prior service costs	—		—

	$75		$—

(1)	For 2008, the change in benefit obligation and plan assets are for the period beginning October 1, 2007 and ending December 31, 2008, including amounts recorded in the statement of income and in “other comprehensive income” in 2008.

Notes to Financial Statements — (Continued)

Benefit payments expected to be made under the pension and postretirement benefit plans over the next 10 years are summarized in the following table.

		Postretirement
		plans, net of expected
(In millions)	Pension plans	Medicare subsidy

2010	$297	$5
2011	296	5
2012	300	5
2013	304	4
2014	318	4
2015-2019	1,522	23

We expect to contribute $15 million to our pension and post retirement plans in 2010.

The impact of pension plans on pretax income from continuing operations was as follows:

(In millions)	2009	2008	2007

Components of net periodic benefit income (expense)
Service cost of benefits earned	$(15)	$(16)	$(18)
Interest cost of benefit obligations	(240)	(240)	(228)
Expected return on plan assets	342	349	344
Amortization of:
Unrecognized net actuarial losses	(50)	(44)	(47)
Unrecognized prior service costs	—	—	—
Additional cost due to ASC 715-20 (1)	(1)	—	(1)

Total net periodic benefit income (expense)	$36	$49	$50

(1)	ASC 715-20, “Compensation — Retirement Benefits, Defined Benefit Plans.”

In 2009, our nonqualified and foreign plans had net periodic benefit expense of $12 million.

Pension plan actuarial assumptions used to determine projected benefit obligations are as follows:

	December 31,	December 31,	September 30,
	2009	2008	2007

Actuarial assumptions
Discount rate	5.75%	6.74%	6.39%
Compensation increases	4.00	4.00	4.00
Return on assets	9.00	9.00	9.00

The net periodic benefit income for 2009 was determined using the assumptions listed for 2008.

For all of our worldwide pension plans, accumulated benefit obligations totaled $4.045 billion in 2009 and $3.677 billion in 2008.

Pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	December 31,	December 31,
(In millions)	2009	2008

Projected benefit obligations	$4,067	$3,695
Accumulated benefit obligations	4,029	3,665
Fair value of plan assets	3,428	2,490

Notes to Financial Statements — (Continued)

The discount rate assumption for our U.S. qualified plan is based on the composite yield of a portfolio of high quality corporate bonds constructed with durations to match the plan’s future benefit obligations. A one-percentage-point change in the discount rate impacts the projected benefit obligation by approximately $360 million.

Plan Assets

In developing the assumption for the return on pension plan assets, we receive independent input on asset allocation strategies, projections regarding long-term rates of return on various asset classes, risk free rates of return, and long-term inflation rates. Since 1976, our U.S. qualified pension plan’s annual rate of return on assets has averaged 10%. At December 31, 2009, the percentage of pension plan assets invested in equity and fixed income securities was approximately 72% and 28%, respectively. The investment policy of the pension plan is to achieve a rate of return sufficient to meet the immediate and long-term benefit obligations of the plan. The investment strategy seeks to maximize long-term return within an acceptable level of risk by balancing investments in assets with higher expected rates of return such as equity securities and assets with lower expected volatility such as fixed-income securities. Risk tolerances are based on careful consideration of plan liabilities, plan funded status, and the company’s financial condition. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies. The plan generally maintains an asset allocation of approximately 70% in equities and 30% in fixed income securities. Equity investments include U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalization stocks. Other equity like asset classes, such as private equity investments, are used to enhance long-term returns, while increasing portfolio diversification. Fixed-income investments include corporate bonds, government bonds, asset backed securities (including mortgages), and cash. After considering all of these factors, we concluded that a 9% rate of return on assets assumption for our U.S. plan was appropriate for 2009 and 2008.

The majority of the pension plan assets are invested in equities of which a substantial portion is invested in U.S. equities. A broad-based decline in equity values around the world or a general decline in U.S. equity values would have a significant adverse effect on the pension plan. The plan also has a large holding of bonds that pay a fixed rate of interest. A material increase in interest rates would reduce the value these bonds.

Notes to Financial Statements — (Continued)

The fair values of pension plan assets at December 31, 2009, by asset category are as follows:

		Fair value measurements at December 31, 2009
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
(In millions)		identical assets	inputs	inputs
Asset category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$92	$—	$92	$—
Equity securities:
Common collective funds (a)	664	—	664	—
International companies	31	31	—	—
US large cap companies	1,251	1,251	—	—
US mid cap companies	360	360	—	—
US small cap companies	122	122	—	—
Fixed income securities:
Common collective funds	4	—	4	—
Corporate bonds	61	—	61	—
Corporate bonds (S&P rating of A or higher)	325	—	325	—
Corporate bonds (S&P rating of lower than A)	328	—	328	—
Government securities	151	—	151	—
Mortgage backed securities	7	—	7	—
Other fixed income (b)	20	—	20	—
Other investments
Common collective funds	1	—	1	—
Private equity funds (c)	30	—	—	30

Total	$3,447	$1,764	$1,653	$30

(a)	This asset category includes funds that invest in international companies including companies from countries classified as Emerging Markets by MSCI.

(b)	This asset category includes municipal bonds.

(c)	This asset category includes venture capital funds.

The change in the fair value of pension plan assets using Level 3 or significant unobservable inputs during the year ended December 31, 2009, is detailed in the table below.

	Fair value measurements using
	significant unobservable inputs
	Private equity
(In millions)	funds	Total

Beginning balance at December 31, 2008	$36	$36
Actual return on plan assets:
Relating to assets still held at the reporting date	(9)	(9)
Relating to assets sold during the period	(1)	(1)
Purchases, sales, and settlements	4	4
Transfers in and/or out of Level 3	—	—

Ending balance at December 31, 2009	$30	$30

We use a market-related method for calculating the value of plan assets. This method recognizes the difference between actual and expected returns on plan assets over time. The market-related value of plan assets (MRVA)

Notes to Financial Statements — (Continued)

as of January 1, 2010, is $4.191 billion. Each year, the expected gain on plan assets (MRVA multiplied by the expected rate of return) is compared with the change in fair market value of assets (adjusted for pension benefit payments and expenses) during the year to determine the asset gain or loss for the year just ended.

The asset gain or loss for the year just ended is amortized over five years to the pool of amortizable actuarial gains or losses accumulated from prior years. Also added to the amortizable pool are all other actuarial gains or losses, which have occurred during the year just ended. The pool is amortized using the “corridor approach” in ASC 715-20. The corridor amount is 10% of the greater of the MRVA or the pension benefit obligation. The amount of actuarial gains or losses to be amortized as a component of pension income is the amount of the pool in excess of the corridor amount. The accumulated pool of amortizable losses as of January 1, 2010, was $1.543 billion. The amortization period is determined by the weighted-average of the life expectancy of inactive plan participants and the remaining service expectancy of active plan participants. As of January 1, 2010, this weighted average is 21.2 years.

The impact of postretirement benefit plans, other than pensions, on pretax income from continuing operations was as follows:

(In millions)	2009	2008	2007

Service cost of benefits earned	$1	$1	$1
Interest cost of benefit obligations	4	5	5
Prior service costs	(1)	(1)	(1)
Losses	—	1	2

Total postretirement benefit plan costs	$4	$6	$7

Actuarial assumptions used to determine postretirement benefit obligations were as follows:

	December 31,	December 31,	September 30,
	2009	2008	2007

Actuarial assumptions
Health care cost inflation (1)
Prior to age 65	8.5%	8.5%	8.6%
After age 65	8.0	8.0	9.8
Discount rate	5.75	6.74	6.39

(1)	Assumed to decline to 5% in 2017.

A one percentage-point change in assumed health-care cost inflation would have the following effects:

(In millions)	1% increase	1% decrease

Effect on total service and interest costs	$—	$—
Effect on postretirement benefit obligations	2	(2)

We contributed $6 million and $8 million in 2009 and 2008, respectively, to fund postretirement medical plan obligations. We expect to contribute $6 million to fund our postretirement medical plan obligations in 2010.

Note 14.	Segment and Geographic Area Information

Our three reporting segments are Consumer Products, Foodservice/Food Packaging, and Other. See Note 1 for additional details.

Products are transferred between segments and among geographic areas, as nearly as possible, using market value. Wal-Mart Stores, Inc., accounted for approximately 21% of our consolidated sales in 2009 and 2008. These sales were reflected primarily in the results of the Consumer Products segment and, to a lesser extent, in the results of the Foodservice/Food Packaging segment. Our backlog of orders is not material.

Notes to Financial Statements — (Continued)

The following table sets forth certain segment information.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Other		Total

For the year ended December 31, 2009
Sales to external customers	$1,285	$2,075	$—		$3,360
Depreciation and amortization	63	114	7		184
Operating income (loss)	297	300	(18	) (b)	579
Total assets	1,270	2,122	182		3,574
Capital expenditures related to continuing operations	13	92	6		111
Noncash items other than depreciation and amortization	—	—	(20	) (c)	(20)
For the year ended December 31, 2008
Sales to external customers	$1,342	$2,225	$—		$3,567
Depreciation and amortization	63	112	7		182
Operating income (loss) (d)	207	234	3	(b)	444 (a)
Total assets (d)	1,326	2,102	333		3,761
Capital expenditures related to continuing operations	25	105	6		136
Noncash items other than depreciation and amortization	—	—	(33	) (c)	(33)
For the year ended December 31, 2007
Sales to external customers	$1,221	$2,032	$—		$3,253
Depreciation and amortization	62	97	7		166
Operating income (loss) (d)	226	245	(2	) (b)	469
Total assets (d)	1,365	2,159	274		3,798
Capital expenditures related to continuing operations	16	129	6		151
Noncash items other than depreciation and amortization	—	—	(41	) (c)	(41)

(a)	Included restructuring and other charges of $16 million in 2008 ($5 million for Consumer Products, $10 million for Foodservice/Food Packaging, and $1 million for Other).

(b)	Included pension plan income and unallocated corporate expense.

(c)	Included pension plan income and stock-based compensation expense.

(d)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

Notes to Financial Statements — (Continued)

The following table sets forth certain geographic area information.

	Geographic area
	United
(In millions)	States	Foreign (1)	Total

At December 31, 2009, and for the year then ended
Sales to external customers (2)	$3,054	$307	$3,360
Long-lived assets (3)	1,131	103	1,234
Total assets	3,266	307	3,574
At December 31, 2008, and for the year then ended
Sales to external customers (2)	$3,240	$327	$3,567
Long-lived assets (3)	1,172	107	1,279
Total assets (4)	3,470	292	3,761
At December 31, 2007, and for the year then ended
Sales to external customers (2)	$2,946	$307	$3,253
Long-lived assets (3)	1,301	121	1,422
Total assets (4)	3,461	337	3,798

(1)	Sales to external customers and long-lived assets for individual countries (primarily Germany, Canada, and Mexico) were not material.

(2) Geographic assignment is based on location of selling business.

(3)	Long-lived assets include all long-term assets other than net assets of discontinued operations, goodwill, intangibles, and deferred taxes.

(4)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

Note 15.	Commitments and Contingencies

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $61 million at December 31, 2009. It is anticipated that the majority of these expenditures will be funded over the next 12 months from existing cash and short-term investments and internally generated cash.

Lease Commitments

Certain of our facilities, equipment, and other assets are leased under long-term arrangements. Minimum lease payments under noncancelable operating leases with lease terms in excess of 1 year are expected to total $30 million in 2010, $24 million in 2011, $19 million in 2012, $13 million in 2013, $10 million in 2014, and $40 million in subsequent years.

Commitments under capital leases are not significant. Total rental costs for continuing operations totaled $37 million in 2009, $35 million in 2008, and $31 million in 2007, and included minimum rentals under noncancelable operating leases of $37 million, $35 million, and $31 million for the respective periods.

Litigation

We are party to other legal proceedings arising from our operations. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the

Notes to Financial Statements — (Continued)

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

Note 16.	Quarterly Financial Data (Unaudited)

				Amounts attributable to Pactiv
					Income (loss)
				Income from	from
		Cost of	Restructuring	continuing	discontinued
(In millions)	Sales	sales (1)	and other	operations (1)	operations	Net income (1)

2009
First quarter	$766	$495	$—	$77	$—	$77
Second quarter	901	601	—	81	(1)	80
Third quarter	839	562	—	79	15	94
Fourth quarter	854	583	—	71	1	72

	$3,360	$2,241	$—	$308	$15	$323

2008
First quarter	$808	$585	$14	$43	$(1)	$42
Second quarter	951	706	2	63	(3)	60
Third quarter	925	700	(2)	59	—	59
Fourth quarter	883	647	2	55	—	55

	$3,567	$2,638	$16	$220	$(4)	$216

(1)	First quarter 2009 through third quarter 2009 and all four quarters of 2008 have been adjusted for the change in inventory accounting method.

Notes to Financial Statements — (Continued)

	Attributable to Pactiv common shareholders (1)
	Basic earnings per share of common stock			Diluted earnings per share of common stock
	Continuing	Discontinued	Net	Continuing	Discontinued	Net	Stock price/share
	operations	operations	income	operations	operations	income	High	Low

2009
First quarter	$0.58	$—	$0.58	$0.58	$—	$0.58	$25.31	$10.62
Second quarter	0.61	(0.01)	0.60	0.61	(0.01)	0.60	23.52	14.01
Third quarter	0.60	0.12	0.72	0.59	0.11	0.70	26.81	20.04
Fourth quarter	0.54	0.01	0.55	0.53	0.01	0.54	27.71	22.27
Total year	2.33	0.12	2.45	2.31	0.11	2.42	27.71	10.62
2008
First quarter	$0.32	$—	$0.32	$0.32	$—	$0.32	$29.52	$23.00
Second quarter	0.49	(0.03)	0.46	0.48	(0.03)	0.45	27.34	20.82
Third quarter	0.45	—	0.45	0.45	—	0.45	28.49	18.98
Fourth quarter	0.42	—	0.42	0.41	—	0.41	26.95	20.44
Total year	1.68	(0.03)	1.65	1.66	(0.03)	1.63	29.52	18.98

(1)	The sum of amounts shown for individual quarters may not equal the total for the year because of changes in the weighted-average number of shares outstanding throughout the year. First quarter 2009 through third quarter 2009 and the full year 2008 have been adjusted for the change in inventory accounting method.

The following tables present the changes to the interim quarters of 2009 for the change in inventory accounting method, as described in Note 2 to the financial statements.

	Three Months Ended		Three Months Ended		Three Months Ended
	September 30, 2009		June 30, 2009		March 31, 2009
	As Originally		As Originally		As Originally
(In millions)	Reported	As Adjusted	Reported	As Adjusted	Reported	As Adjusted

Cost of Sales, excluding depreciation and amortization	$573	$562	$575	$601	$473	$495
Operating income	137	148	179	153	167	145
Income tax expense	41	45	59	49	53	45
Income from continuing operations	73	80	97	81	91	77
Net income attributable to Pactiv	87	94	96	80	91	77
Earnings (loss) per share of common stock:
Basic	$0.67	$0.72	$0.72	$0.60	$0.69	$0.58
Diluted	$0.65	$0.70	$0.72	$0.60	$0.69	$0.58

	Nine Months Ended		Six Months Ended		Three Months Ended
	September 30, 2009		June 30, 2009		March 31, 2009
	As Originally		As Originally		As Originally
(In millions)	Reported	As Adjusted	Reported	As Adjusted	Reported	As Adjusted

Net income	$275	$252	$187	$157	$91	$77
Deferred income taxes	114	100	52	34	20	11
Net working capital (1)	92	129	91	139	67	90

(1)	Impacts the (increase) decrease in inventories

Notes to Financial Statements — (Continued)

	Three Months Ended		Three Months Ended		Three Months Ended
	September 30, 2009		June 30, 2009		March 31, 2009
	As Originally		As Originally		As Originally
(In millions)	Reported	As Adjusted	Reported	As Adjusted	Reported	As Adjusted

Operating income (loss)
Consumer Products	$72	$80	$94	$80	$74	$63
Foodservice/Food Packaging	70	73	89	77	95	84
Other	(5)	(5)	(4)	(4)	(2)	(2)

Total operating income (loss)	$137	$148	$179	$153	$167	$145

	Nine Months Ended		Six Months Ended		Three Months Ended
	September 30, 2009		June 30, 2009		March 31, 2009
	As Originally		As Originally		As Originally
(In millions)	Reported	As Adjusted	Reported	As Adjusted	Reported	As Adjusted

Total assets
Consumer Products	$1,248	$1,250	$1,280	$1,275	$1,240	$1,249
Foodservice/Food Packaging	2,099	2,111	2,122	2,130	2,115	2,135
Other	216	211	397	396	365	354

Total assets	$3,563	$3,572	$3,799	$3,801	$3,720	$3,738

Note 17.	Noncontrolling Interests

The FASB issued ASC 810-10-45, “Consolidation” which was effective for fiscal years, and interim periods within such fiscal years, beginning on or after December 15, 2008. ASC 810-10-45 requires that noncontrolling (minority) interests be recognized as equity (but separate from the parent’s equity) in consolidated financial statements, and that net earnings related to noncontrolling interests be included in consolidated net income, but identified separately on the face of the income statement. ASC 810-10-45 also amends prior authoritative guidance, and expands disclosure requirements regarding the interests of parents and noncontrolling interests. In order to meet the ASC 810-10-45 disclosure requirements upon adoption, we have added a statement of shareholders’ equity and a statement of comprehensive income (loss) to our interim reporting.

ASC 810-10-45 also requires disclosure of the effects of any changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. In January 2007, we purchased an additional 1% interest in a folding carton operation in Dongguan, China. This brought our interest to 51%, requiring us to include the joint venture in our consolidated financial statements. There were no changes in ownership interest in our subsidiaries in 2009 or 2008, and the effect in 2007 of the additional 1% interest in Dongguan, China had an immaterial impact on the equity attributable to Pactiv.

The preceding notes are an integral part of the foregoing financial statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of December 31, 2009. We completed our evaluation of such controls and procedures in connection with the preparation of this annual report on Form 10-K on February 26, 2010.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses therein. There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance.

Information regarding our executive officers required by this Item 10 is set forth in Item 4.1 of Part I, “Executive Officers of the Registrant.”

The following information required by this Item 10 is included in our Proxy Statement related to our May 14, 2010, Annual Meeting of Shareholders, and is incorporated by reference herein.

•	Information regarding our directors
•	Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934
•	Information regarding our code of ethics

ITEM 11.	Executive Compensation.

Information regarding the compensation of certain of the company’s executive officers required in Item 11 is included in our Proxy Statement related to our May 14, 2010, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding the security ownership of certain beneficial owners and management and related stockholder matters of the company required in Item 12 is included in our Proxy Statement related to our May 14, 2010 Annual Meeting of Shareholders, and is incorporated by reference herein.

The following table summarizes our equity compensation plans at December 31, 2009.

Number of shares of
common stock
	Number of shares of		available for future
	common stock to be		issuance under
	issued upon exercise	Weighted-average	equity-compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	shares reflected in
Plan category	and rights (a)	warrants and rights	the first column)

Equity compensation plans approved by shareholders	5,185,572 (b )	$21.80	9,965,678

(a)	Does not include Pactiv common stock index units (common stock equivalents) under the company’s deferred compensation plan. The deferred compensation is unfunded, and allows participants to defer receipt of certain compensation and to elect to have such deferred amounts indexed against various investment options, including the Pactiv Stock Index Fund. Participants may elect to have their deferred amounts paid in cash or in Pactiv common stock. If all persons who had their deferred compensation indexed against the Pactiv Stock Index Fund elected to receive their payout in Pactiv common stock, 494,673 shares of common stock would be issuable as of December 31, 2009.

(b)	Includes outstanding options and performance share awards. Outstanding performance share awards are subject to achievement of performance criteria, vesting, and continued employment, and are paid in stock. See Note 11 to the financial statements for additional information.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required in Item 13 is included in our Proxy Statement related to our May 14, 2010, Annual Meeting of Shareholders, and is incorporated by reference herein.

ITEM 14.	Principal Accounting Fees and Services.

Information required in Item 14 is included in our Proxy Statement related to our May 14, 2010, Annual Meeting of Shareholders, and is incorporated by reference herein.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

Financial Statements Included in Item 8

See “Index of Financial Statements of Pactiv Corporation and Consolidated Subsidiaries” in Item 8, “Financial Statements and Supplementary Data.”

Index of Financial Statements and Schedules Included in Item 15

Page

Schedule II — Valuation and qualifying accounts — three years ended December 31, 2009	67

Schedules Omitted as Not Required or Inapplicable
Schedule I — Condensed financial information of registrant
Schedule III — Real estate and accumulated depreciation
Schedule IV — Mortgage loans on real estate
Schedule V — Supplemental information concerning property — casualty insurance operations

Schedule II — Valuation and Qualifying Accounts
(In millions)

Column A	Column B	Column C		Column D	Column E
		Additions
		Charged to	Charged to
	Balance at	(reversed	(reversed		Balance
	beginning	from) costs	from) other		at end of
Description	of year	and expenses	accounts	Deductions	Year

Allowance for doubtful accounts
Year ended December 31, 2009	$7	$1	$(2)	$—	$6
Year ended December 31, 2008	6	6	(5)	—	7
Year ended December 31, 2007	9	(1)	(2)	—	6

Inventory valuation
Year ended December 31, 2009	$5	$3	$—	$—	$8
Year ended December 31, 2008 (1)	4	1	—	—	5
Year ended December 31, 2007 (1)	6	(2)	—	—	4

Deferred tax asset valuation
Year ended December 31, 2009	$33	$2	$—	$—	$35
Year ended December 31, 2008	40	(4)	(3)	—	33
Year ended December 31, 2007	42	(5)	3	—	40

(1)	Adjusted for the change in inventory accounting method, as described in Note 2 to the financial statements.

Index of Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. (Exhibits designated with an asterisk are filed with this report; all other exhibits are incorporated by reference.)

Exhibit No.		Description

2		Distribution Agreement by and between Tenneco Inc. and the registrant (incorporated herein by reference to Exhibit 2 to Pactiv Corporation’s Current Report on Form 8-K dated November 11, 1999, File No. 1-15157).
3.1		Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
3.2		Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Current Report on Form 8-K dated September 4, 2009, File No. 1-15157).
4.1		Specimen Stock Certificate of Pactiv Corporation Common Stock (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(a)	Qualified Offer Plan Rights Agreement, dated as of November 4, 1999, by and between the registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(b)	Amendment No. 1 to Rights Agreement, dated as of November 7, 2002, by and between the registrant and National City Bank, as rights agent (incorporated herein by reference to Exhibit 4.4(a) to Pactiv Corporation’s Registration Statement on Form S-8 dated November 8, 2002, File No. 333-101121).
4	.3(a)	Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.’s Registration Statement on Form S-4, File No. 333-82923).
4	.3(b)	First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(c)	Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(d)	Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(e)	Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(f)	Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.3(g)	Sixth Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).

Exhibit No.		Description

4	.3(h)	Seventh Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).
4.4		Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.1		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.2		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.3		Amended and Restated Change in Control Severance Benefit Plan for Key Executives (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Current Report on Form 8-K dated September 4, 2009, File No. 1-15157).
10.4		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.5		Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 10.11 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.6		Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation’s Registration Statement on Form S-8 dated November 8, 2002, File No. 333-101121).
10.7		Credit Agreement, dated as of April 19, 2006, among the registrant, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N. A., as Syndication Agent and L/C Issuer, BNP Paribas, Suntrust Bank, and Citibank, N. A., Inc., as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-15157).
10.8		Pactiv Corporation Deferred Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
10.9		Receivables Purchase Agreement, dated as of December 21, 2006, among the registrant and Atlantic Asset Securitization LLC and Calyon New York Branch, as agent for Purchasers (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157).
10.10		Continuing Agreement for Standby Letters of Credit between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
10.11		Credit Agreement between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
11		None.
12		None.
13		None.
14		Code of Ethical Conduct for Financial Managers (posted to company’s website, www.pactiv.com) in accordance with Item 406(c)(2) of Regulation S-K.

Exhibit No.			Description

	15		None.
	16		None.
*	18		Letter regarding change in accounting principle.
*	21		List of subsidiaries of Pactiv Corporation.
	22		None.
*	23		Consent of Ernst & Young LLP.
*	24		Powers of Attorney for the following directors of Pactiv Corporation: Larry D. Brady, K. Dane Brooksher, Robert J. Darnall, Mary R. (Nina) Henderson, N. Thomas Linebarger, Roger B. Porter, and Norman H. Wesley.
*	31.1		Rule 13a-14(a)/15d-14(a) Certification.
*	31.2		Rule 13a-14(a)/15d-14(a) Certification.
*	*32	.1	Section 1350 Certification.
*	*32	.2	Section 1350 Certification.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ Richard L. Wambold
     Richard L. Wambold
     Chairman, President and
     Chief Executive Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard L. Wambold Richard L. Wambold	Chairman, President, Chief Executive Officer and Director (principal executive officer)	February 26, 2010
/s/ Edward T. Walters Edward T. Walters	Senior Vice President and Chief Financial Officer (principal financial officer)	February 26, 2010
/s/ Donald E. King Donald E. King	Corporate Controller and Chief Accounting Officer (principle accounting officer)	February 26, 2010
/s/ Larry D. Brady* Larry D. Brady	Director	February 26, 2010
/s/ K. Dane Brooksher* K. Dane Brooksher	Director	February 26, 2010
/s/ Robert J. Darnall* Robert J. Darnall	Director	February 26, 2010
/s/ Mary R. (Nina) Henderson* Mary R. (Nina) Henderson	Director	February 26, 2010
/s/ N. Thomas Linebarger* N. Thomas Linebarger	Director	February 26, 2010
/s/ Roger B. Porter* Roger B. Porter	Director	February 26, 2010
/s/ Norman H. Wesley* Norman H. Wesley	Director	February 26, 2010

*By: /s/ Joseph E. Doyle Joseph E. Doyle Attorney-in-fact		February 26, 2010