Form 10-Q
period 2010-03-31
PACTIV CORP
filed 2010-05-07
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 132,888,667 as of April 30, 2010. (See Notes to Financial Statements.)

*	No response to this item is included herein because either it is inapplicable or there is nothing to report.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

Consolidated Statement of Income

	Three months ended March 31,
(In millions, except share and per share data)	2010	2009

Sales	$777	$766
Costs and expenses
Cost of sales, excluding depreciation and amortization	560	495
Selling, general, and administrative	69	80
Depreciation and amortization	46	46

	675	621
Operating income	102	145
Other income (expense)
Interest expense, net of interest capitalized	(24)	(23)

Income before income taxes	78	122
Income tax expense	30	45

Net income and net income attributable to Pactiv	$48	$77

Earnings per share
Weighted-average number of shares of common stock outstanding
Basic	132,569,709	131,708,127
Diluted	133,811,094	132,485,534
Basic earnings per share of common stock attributable to Pactiv common shareholders
Continuing operations	$0.36	$0.58
Discontinued operations	—	—

Total	$0.36	$0.58

Diluted earnings per share of common stock attributable to Pactiv common shareholders
Continuing operations	$0.36	$0.58
Discontinued operations	—	—

Total	$0.36	$0.58

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Financial Position

	March 31,	December 31,
(In millions, except share data)	2010	2009

Assets
Current assets
Cash and temporary cash investments	$235	$46
Accounts and notes receivable
Trade, less allowances of $5 and $6 at the respective dates	19	49
Trade held by variable interest entity (Pactiv RSA)	384	—
Retained interest in trade receivable securitization (Pactiv RSA)	—	228
Other	24	51

Total accounts and notes receivable	427	328

Inventories
Finished goods	283	240
Work in process	44	39
Raw materials	87	63
Other materials and supplies	55	48

Total inventories	469	390

Deferred income tax assets	34	53

Other	17	15

Total current assets	1,182	832

Property, plant, and equipment, net	1,170	1,172

Other assets
Goodwill	1,137	1,135
Intangible assets, net	366	372
Other	61	63

Total other assets	1,564	1,570

Total assets	$3,916	$3,574

Liabilities and equity
Current liabilities
Short-term debt of variable interest entity (Pactiv RSA) and current maturities of long-term debt	$135	$5
Accounts payable	176	144
Taxes accrued	29	24
Interest accrued	28	20
Accrued promotions, rebates, and discounts	74	73
Accrued payroll and benefits	50	97
Other	52	54

Total current liabilities	544	417

Long-term debt	1,430	1,270

Deferred income taxes	75	61

Pension and postretirement benefits	662	694

Other	144	131

Pactiv shareholders’ equity
Common stock — $0.01 par value, 350,000,000 shares authorized, 132,853,213 and 132,334,417 shares issued and outstanding, after deducting 38,929,964 and 39,448,760 shares held in treasury, at the respective dates	1	1
Premium on common stock and other capital surplus	728	729
Accumulated other comprehensive income (loss)
Currency translation adjustment	1	(3)
Pension and postretirement plans	(1,718)	(1,729)
Gain (loss) on derivatives	6	6
Retained earnings	2,029	1,981

Total Pactiv shareholders’ equity	1,047	985
Noncontrolling interest	14	16

Total equity	1,061	1,001

Total liabilities and equity	$3,916	$3,574

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Cash Flows

For the three months ended March 31 (In millions)	2010	2009

Operating activities
Net income	$48	$77
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities:
Depreciation and amortization	46	46
Deferred income taxes	9	11
Pension income	(12)	(7)
Noncash compensation expense	4	3
Net working capital	(63)	90
Pension contributions	—	(100)
Other	6	(4)

Cash provided (used) by operating activities	$38	$116

Investing activities
Expenditures for property, plant, and equipment	$(29)	$(23)
Acquisitions of businesses and assets	—	(20)
Other investing activities	—	1

Cash provided (used) by investing activities	$(29)	$(42)

Financing activities
Revolving credit facility borrowings	$160	$—
Asset securitization borrowings	20	—
Other	—	(1)

Cash provided (used) by financing activities	$180	$(1)

Effect of foreign exchange rate changes on cash and temporary cash investments	—	(1)

Increase (decrease) in cash and temporary cash investments	189	72
Cash and temporary cash investments, January 1	46	80

Cash and temporary cash investments, March 31	$235	$152

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Changes in Equity
(In millions, except share data)

	Pactiv Shareholders
		Premium on
		common stock		Accumulated
		and other		other
	Common	capital	Retained	comprehensive	Noncontrolling	Total
	stock	surplus	earnings	income (loss)	interest	equity

Three months ended March 31, 2010
Balance, December 31, 2009	$1	$729	$1,981	$(1,726)	$16	$1,001
Premium on common stock issued (515,856 shares)		11				11
Translation of foreign currency statements				4		4
Stock-based compensation		(12)				(12)
Change in pension and postretirement plan funded status, net of tax of $10				11		11
Dividends to noncontrolling interest					(2)	(2)
Net income			48		—	48

Balance, March 31, 2010	$1	$728	$2,029	$(1,711)	$14	$1,061

Three months ended March 31, 2009
Balance, December 31, 2008	$1	$710	$1,658	$(1,698)	$16	$687
Premium on common stock issued (371,322 shares)		11				11
Translation of foreign currency statements				(10)	—	(10)
Stock-based compensation		(12)				(12)
Change in pension and postretirement plan funded status, net of tax of $5				8		8
Net income			77		—	77

Balance, March 31, 2009	$1	$709	$1,735	$(1,700)	$16	$761

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Comprehensive Income (Loss)

For the three months ended March 31 (In millions)	2010	2009

Net income	$48	$77
Other comprehensive income (loss)
Pension and postretirement plans	11	8
Net currency translation gain (loss)	4	(10)

Total other comprehensive income (loss)	15	(2)

Consolidated comprehensive income (loss)	63	75
Comprehensive income (loss) attributable to the noncontrolling interest	—	—

Comprehensive income (loss) attributable to Pactiv	$63	$75

The accompanying notes to the financial statements are an integral part of this statement.

Notes to Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The consolidated statement of income for the three-month period ended March 31, 2010, and 2009, the condensed consolidated statement of financial position at March 31, 2010, the condensed consolidated statement of cash flows for the three-month period ended March 31, 2010, and 2009, the consolidated statement of changes in equity for the three-month period ended March 31, 2010, and 2009, and the consolidated statement of comprehensive income (loss) for the three-month period ended March 31, 2010, and 2009 are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods and at the dates indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv’s Form 10-K for the year ended December 31, 2009, which may be found at www.pactiv.com, under the Investor Relations link, in the subsection entitled “SEC Filings,” or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior year financial information to conform with the current year presentation.

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

Subsequent Events

On February 3, 2010, the company entered into a Plan of Merger to acquire PWP Holdings, Inc. and PWP Industries for $200 million. PWP Industries manufactures and sells amorphous polyethylene terephthalate (APET) products in the food service market. This transaction closed on April 1, 2010. The purchase price was funded by borrowing $160 million on our revolving credit facility, adding $20 million to the asset securitization program, and utilizing $20 million in cash reserves.

We have evaluated subsequent events through the filing date of this Form 10-Q, and have determined that there were no other subsequent events to recognize or disclose in these financial statements.

Note 2.	Summary of Accounting Policies

For a complete discussion of our accounting policies, refer to Pactiv’s most recent filing on Form 10-K.

Changes in Accounting Principles

The Financial Accounting Standards Board (FASB) issued updates to Accounting Standards Codification (ASC) 860-10 “Transfers and Servicing,” which were effective for interim and annual periods beginning after November 15, 2009. The updated provisions require additional information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets, eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognition of financial assets, and requires additional disclosures. ASC 860-10 was effective on January 1, 2010. See “Accounts and Notes Receivables” below and Note 3 for additional details.

The FASB issued updates to ASC 810-10 “Consolidation,” which were effective for interim and annual periods beginning after November 15, 2009. These updated provisions require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. In addition, the provisions include an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Lastly, the provisions require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. ASC 860-10 was effective on January 1, 2010. See “Accounts and Notes Receivables” below and Note 3 for additional details.

Accounts and Notes Receivable

We have an asset securitization agreement under which certain of our accounts receivable are sold to our variable interest entity (VIE), Pactiv RSA. Under the accounting principles in effect prior to 2010, Pactiv RSA was not consolidated with our financial statements. In accordance with updated provisions within ASC 810-10 and 860-10, which we adopted January 1, 2010, Pactiv RSA was included in the consolidated financial statements as of that date.

Pactiv RSA held $384 million of receivables at March 31, 2010, securing $130 million of short-term debt borrowed from various financial institutions that hold interests in the VIE on a pro-rata basis equal to their shares of the total loan. The collection of these receivables is used first to repay the loans. Any remaining amounts collected are retained by Pactiv RSA. If the collection of the receivables is insufficient to repay the loans, the lenders do not have recourse to Pactiv. We maintain an allowance for doubtful accounts for any potential uncollectable amounts after the loans are repaid. At December 31, 2009, under the prior accounting principles, securitized receivables totaling $110 million were recorded as a reduction to accounts and notes receivable and no debt was recorded.

Note 3.	Long-Term Debt, Short-Term Debt, and Financing Arrangements

Long-Term Debt

We have a revolving credit facility, and borrowings under this facility totaled $160 million at March 31, 2010, for the PWP Industries acquisition. See Note 1 for additional details. At that date, the fair value of this debt was equal to the outstanding balance.

Short-Term Debt

As a part of our 2007 acquisition of Prairie Packaging, Inc. (Prairie), we assumed Prairie’s liability for $5 million borrowed from the Illinois Department Finance Authority (IDFA), which were funded by industrial development revenue bonds issued by the IDFA. This debt will mature on December 1, 2010, and bears interest at varying rates (0.40% as of March 31, 2010) not to exceed 12% per annum.

On January 1, 2010, we adopted the accounting principles in accordance with updated provisions within ASC 810-10 and 860-10 as described in Note 2 related to our asset securitization program. Consequently, we consolidated Pactiv RSA as of the date of adoption, resulting in an increase in short-term debt of $130 million as of March 31, 2010. The asset securitization agreement is a five-year agreement expiring in 2012, which allows us to sell up to $130 million of receivables under the facility. The terms of this agreement are re-negotiated annually; therefore, we have reflected it as short-term debt. Interest on this debt is recorded in interest expense. Under the accounting prior to 2010, the discount on the sold receivables was recorded as a loss on sale in other income. The amounts recorded in interest expense for the three months ended March 31, 2010, and the recorded loss on the sale for the three months ended March 31, 2009, were immaterial.

Note 4.	Financial Instruments

Asset and Liability Instruments

At March 31, 2010, and December 31, 2009, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short-term debt were the same as, or not materially different from, the amount recorded for these assets and liabilities. The fair value of long-term debt was approximately $1.6 billion at March 31, 2010, and $1.5 billion at December 31, 2009. The recorded amount was $1.4 billion at March 31, 2010, and $1.3 billion at December 31, 2009. The fair value of long-term debt was based on quoted market prices for our debt instruments.

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

Foreign Currency

From time to time, we use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates, principally using foreign currency purchase and sale contracts with terms of less than one year. We do so to mitigate our exposure to exchange rate changes related to third-party trade receivables and accounts payable. Net gains or losses on such contracts are recognized in the statement of income as offsets to foreign currency exchange gains or losses on the underlying transactions. In the statement of cash flows, cash receipts and payments related to hedging contracts are classified in the same way as cash flows from the transactions being hedged. We had no open foreign currency contracts as of March 31, 2010.

Interest Rates

We entered into interest rate swap agreements in connection with the acquisition of Prairie. The agreements were terminated on June 20, 2007, resulting in a gain of $9 million. This gain is being recorded as a reduction of interest expense over the average life of the underlying debt. Amounts recognized in earnings related to our hedging transactions were immaterial for the three months ended March 31, 2010, and March 31, 2009.

Commodity

During the first quarter of 2010, we entered into natural gas purchase agreements with third parties, hedging a portion of the second and third quarter of 2010 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at March 31, 2010, were immaterial.

To minimize volatility in our margins due to large fluctuations in the price of commodities, in the second quarter of 2009 we entered into swap contracts to manage risks associated with market fluctuations in resin prices. These contracts were designated as cash flow hedges of forecasted commodity purchases. All monthly swap contracts entered into in 2009 have expired. There were no resin swap contracts outstanding as of March 31, 2010.

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

There were no outstanding derivative instruments recorded in the consolidated balance sheet as of March 31, 2010, and as of December 31, 2009.

There were no gains or losses recognized in OCI for those derivatives designated as cash flow hedges for the three months ended March 31, 2010, and March 31, 2009. There were no gains reclassified from OCI into earnings for the effective portion of commodity contract hedges for the three months ended March 31, 2010, and March 31, 2009. The gains reclassified from OCI into earnings for the effective portion of interest rate contract hedges were immaterial for the three months ended March 31, 2010, and March 31, 2009.

Note 5.	Goodwill and Intangible Assets

The changes in the carrying values of goodwill between December 31, 2009, and March 31, 2010, are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, December 31, 2009	$291	$844	$1,135
Foreign currency translation adjustment	—	2	2

Balance, March 31, 2010	$291	$846	$1,137

Intangible assets are summarized in the following table.

	March 31, 2010		December 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
(In millions)	value	amortization	value	amortization

Intangible assets subject to amortization
Patents	$87	$75	$87	$74
Customer relationships	209	39	209	36
Other	146	91	145	88

	442	205	441	198
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$571	$205	$570	$198

Amortization expense for intangible assets was $6 million for both the three months ended March 31, 2010, and March 31, 2009. Amortization expense is estimated to total $25 million for 2010, $24 million for 2011, $23 million for 2012, $19 million for 2013, and $19 million for 2014.

We review the carrying value of our goodwill and indefinite-lived intangibles for possible impairment on an annual basis. Our annual review is conducted in the fourth quarter of the year, or earlier if warranted by events or changes in circumstances. There were no events or changes in circumstances in the first three months of 2010 that warranted an impairment review of the goodwill and indefinite-lived intangibles.

Note 6.	Property, Plant, and Equipment, Net

	March 31,	December 31,
(In millions)	2010	2009

Original cost
Land, buildings, and improvements	$675	$667
Machinery and equipment	1,936	1,929
Other, including construction in progress	112	96

	$2,723	$2,692
Less accumulated depreciation and amortization	(1,553)	(1,520)

Net property, plant, and equipment	$1,170	$1,172

Capitalized interest was immaterial for both the three months ended March 31, 2010, and March 31, 2009.

Note 7.	Income Taxes

Total gross unrecognized income tax benefits were $59 million as of March 31, 2010, and $58 million as of December 31, 2009. At March 31, 2010, and December 31, 2009, the total amount of unrecognized income tax benefits that, if recognized, would favorably impact our effective tax rate for continuing operations in future periods was $50 million. As of March 31, 2010, it is reasonably possible that the amount of unrecognized income tax benefits may increase or decrease during the following twelve months. However, it is not expected that any such changes, individually or in total, would significantly affect our operating results or financial condition.

It is our continuing practice to record accruals for interest and penalties related to income tax matters as income tax expense. Such accruals totaled $12 million as of March 31, 2010, and $11 million as of December 31, 2009. Expense recorded in the first quarter of 2010 for interest and penalties for continuing operations was immaterial.

U.S. federal income tax returns filed for the years 2006 through 2008 are open for examination by the Internal Revenue Service. Various state, local, and foreign tax returns filed for the years 2002 through 2008 are open for examination by tax authorities in those jurisdictions.

At March 31, 2010, and December 31, 2009, total gross unrecognized income tax benefits included $1 million related to discontinued operations, all of which, if recognized, would favorably impact income related to discontinued operations in future periods. Expense recorded in the first quarter of 2010 for interest and penalties for discontinued operations was immaterial.

In connection with the adoption of ASC 718-10, “Share-Based Payment,” we elected to use the simplified method in calculating our additional paid-in capital pool, as described in prior authoritative guidance. ASC 718-10 requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts were immaterial for the three months ended March 31, 2010.

On March 23, 2010, the Patient Protection and Affordable Care Act (the “Act”) was signed into law. Included in the provisions is a change in the federal income tax treatment of the Medicare Part D subsidy. For periods beginning after December 31, 2012, we will no longer be entitled to receive a federal income tax deduction for payments made to provide our retirees with prescription drug benefits which equal previous subsidies we received from the U.S. government for providing retirees with prescription drug benefits. We had previously recorded a deferred income tax asset for the tax benefit of future payments made with respect to this subsidy. As a result of the Act, we have written-off $3 million of deferred income tax assets as a component of income tax expense from continuing operations for the period ended March 31, 2010.

Note 8.	Common Stock

Earnings Per Share

Earnings per share of common stock outstanding were computed as follows:

	Three months ended March 31,
(In millions, except share and per share data)	2010	2009

Basic earnings per share
Net income attributable to Pactiv	$48	$77

Weighted-average number of shares of common stock outstanding	132,569,709	131,708,127

Basic earnings per share attributable to Pactiv	$0.36	$0.58

Diluted earnings per share
Net income attributable to Pactiv	$48	$77

Weighted-average number of shares of common stock outstanding	132,569,709	131,708,127
Effect of dilutive securities
Stock options	362,077	136,296
Performance shares	874,373	639,671
Restricted shares	4,935	1,440

Weighted-average number of shares of common stock outstanding, including dilutive securities	133,811,094	132,485,534

Diluted earnings per share attributable to Pactiv	$0.36	$0.58

We did not repurchase stock in the first quarter of 2010 or 2009.

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

The impact of pension plans on pretax income was as follows:

	Three months
	ended March 31,
(In millions)	2010	2009

Components of net periodic benefit income (expense)
Service cost of benefits earned	$(4)	$(4)
Interest cost of benefit obligations	(57)	(60)
Expected return on plan assets	92	83
Amortization of unrecognized net losses	(19)	(12)

Total net periodic benefit income (expense)	$12	$7

We have postretirement health care and life insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. These postretirement plans are not funded, and we reserve the right to change them. Interest cost of benefit obligations of $1 million for three months ended March 31, 2010, and March 31, 2009, accounted for the total net periodic benefit expense for our postretirement plans.

Note 10.	Segment Information

Our three segments are Consumer Products, Foodservice/Food Packaging, and Other. See Note 1 for additional details.

The following table sets forth certain segment information.

	Consumer	Foodservice/Food
(In millions)	Products	Packaging	Other		Total

For the three months ended March 31, 2010
Sales to external customers	$291	$486	$—		$777
Operating income (loss)	53	49	—	(a)	102
Total assets	1,258	2,319	339	(b)	3,916
For the three months ended March 31, 2009
Sales to external customers	$283	$483	$—		$766
Operating income (loss)	63	84	(2	) (a)	145
Total assets	1,249	2,135	354	(b)	3,738

(a)	Includes pension plan income and unallocated corporate expenses.

(b)	Includes administrative service operations.

Note 11.	Noncontrolling Interests

There were no changes in ownership interest in our subsidiaries for the three months ended March 31, 2010, or March 31, 2009.

The preceding notes are an integral part of the foregoing financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Significant Trends, Opportunities and Challenges

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene, polyethylene, polypropylene, and polyethylene terephthalate (PET). Average industry prices as published by Chemical Market Associates, Inc. are depicted in the following graphs.

CMAI Polystyrene (cents/lb)	CMAI Polyethylene (cents/lb)

CMAI Polypropylene (cents/lb)	CMAI PET (cents/lb)

The prices of plastic resins are affected by the prices of crude oil and natural gas, as well as supply and demand factors of various intermediate petrochemicals. In recent years, there have been significant movements in resin prices, which rose to historic highs in 2008, dropped precipitously at the end of 2008 and into early 2009, and rose throughout the rest of 2009 and the first quarter of 2010. We have historically adjusted our selling prices to reflect changes in raw material costs, although there is usually a lag of several months. Some of our business is pursuant to contracts that have price indices that automatically adjust after a set number of months, usually three or six, to reflect changes in certain raw materials.

Our business is sensitive to other energy-related cost movements, particularly those that affect transportation and utility costs. Historically, we have been able to mitigate the effect of higher energy-related costs with productivity improvements and other cost reductions.

The economic downturn that began in late 2007 has impacted consumer spending in many areas and has reduced demand for some of our products. However, our overall volume has not been adversely impacted by the economic downturn, and we have seen increases in volume over the past four quarters.

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

Results of Continuing Operations

Three Months Ended March 31, 2010, Compared with Three Months Ended March 31, 2009

Sales

	Three months
	ended		Increase
	March 31,		(decrease)
(In millions)	2010	2009	Amount	Percent

Consumer Products	$291	$283	$8	2.8%
Foodservice/Food Packaging	486	483	3	0.6

Total	$777	$766	$11	1.4%

Sales rose 1%, reflecting volume growth of 8% offset partially by lower pricing of 7%. The lower pricing is a result of normal selling price reductions during 2009 to reflect the impact of lower raw material costs. Because there is a typical lag of several months before our pricing reflects raw material cost movements, there can be periods of time when our pricing is moving the opposite of what is occurring with our raw material costs, as we experienced in the first quarter of 2010.

Sales for Consumer Products increased 3%, reflecting higher volume of 9% and unfavorable pricing of 6%. The volume growth primarily reflected new business in store brand waste bags and tableware. The lower pricing reflects the normal lag in selling price changes in response to raw material changes.

Foodservice/Food Packaging sales rose 1%, driven by volume growth of 7% and favorable foreign exchange of 1%, offset partially by lower pricing of 7%. The volume increase primarily was related to continued growth in cups and cutlery, as well as growth in a number of other product areas, including polypropylene containers, processor trays, and paper-based items. The lower pricing reflects the normal lag in selling price changes in response to raw material changes.

Operating Income

	Three months
	ended		Increase
	March 31,		(decrease)
(In millions)	2010	2009	Amount	Percent

Consumer Products	$53	$63	$(10)	(15.9)%
Foodservice/Food Packaging	49	84	(35)	(41.7)
Other	—	(2)	2	100.0

Total	$102	$145	$(43)	(29.7)%

Operating income decreased primarily as a result of $77 million of unfavorable spread (the difference between selling prices and raw material costs), offset by higher volume of $19 million, lower selling, general, and administrative (SG&A) expense of $11 million, and lower operating costs of $4 million. The decrease in SG&A expense was primarily a result of lower incentive compensation accruals this year, as well as higher pension income.

The decrease in operating income for Consumer Products was driven mainly by lower pricing of $19 million, offset partially by higher volume of $7 million, and $3 million of lower operating and SG&A expenses.

Lower operating income for Foodservice/Food Packaging was driven primarily by unfavorable spread of $56 million due to lower pricing and higher raw material costs, offset partially by increased volume of $12 million and lower SG&A expense of $6 million.

The increase in Other operating income was due mainly to higher pension income.

Net Income attributable to Pactiv

We recorded net income of $48 million, or $0.36 per share, compared with $77 million, or $0.58 per share, in 2009. The change was driven primarily by lower operating income of $27 million ($43 million before tax) as described previously.

Liquidity and Capital Resources

Capitalization

	March 31,	December 31,	Increase
(In millions)	2010	2009	(decrease)

Short-term debt, including current maturities of long-term debt (1)	$135	$5	$130
Long-term debt (2)	1,430	1,270	160

Total debt	1,565	1,275	290
Noncontrolling interest	14	16	(2)
Pactiv shareholders’ equity	1,047	985	62

Total capitalization	$2,626	$2,276	$350

Ratio of total debt to total capitalization	59.6%	56.0%

(1)	Short-term debt payable in December 2010. $130 million in 2010 related to asset securitization facility classification as debt due to adoption of Accounting Standards Codification (ASC) 810-10 and 860-10 disclosure provisions. See Note 2 to the financial statements for additional details.

(2)	$160 million in 2010 related to borrowings against long-term revolving debt to fund the PWP acquisition.

Cash Flows

	Three months		Increase
	ended March 31,		(decrease)
(In millions)	2010	2009	in cash flow

Cash provided (used) by:
Operating activities	$38	$116	$(78)
Investing activities	(29)	(42)	13
Financing activities	180	(1)	181

The decrease in cash provided by operating activities was driven primarily by the impact of higher raw material costs on inventory of $71 million, lower receivable collections of $31 million, and asset securitization due to the adoption of changes to ASC 810 “Consolidation” of $20 million. In addition, higher incentive compensation payments of $31 million and lower income from continuing operations of $29 million added to the decrease. This was offset partially by a $100 million pretax contribution to our U.S. pension plan in 2009, reduced by related favorable cash tax effects of approximately $20 million and higher accounts payable of $21 million.

The increase in cash used by investing activities was driven by the 2009 acquisition of the WinCup polypropylene cup business for $20 million, partially offset by higher capital expenditures of $6 million in 2010.

The increase in cash used by financing activities was a result of borrowing $160 million against long-term revolving debt and adding $20 million to the asset securitization program to fund the PWP acquisition, which closed April 1, 2010.

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $45 million at March 31, 2010. It is anticipated that the majority of these expenditures will be funded from existing cash and short-term investments and internally generated cash.

Contractual Obligations

There has been no material change in the company’s aggregate contractual obligations since December 31, 2009.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving credit facility of $750 million, under which $160 million was outstanding at March 31, 2010. We were in full compliance with the covenants of our revolving credit agreement at the end of the period. The two financial covenant ratios contained in our debt agreements are an interest coverage ratio and the total debt to EBITDA ratio. The interest coverage ratio is defined as consolidated earnings before interest, taxes, depreciation and amortization, and other unusual noncash items (EBITDA) divided by interest expense. The minimum required ratio is 3.50 to 1. The total debt to EBITDA ratio is calculated by dividing the total debt by EBITDA. The maximum permitted total debt to EBITDA ratio is 3.50 to 1.

The interest coverage ratio and the debt to EBITDA ratio are shown in the following table.

		Plus	Less
	Twelve months	Three months	Three months	Twelve months
	ended	ended	ended	ended
(In millions)	December 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010

Net income (1)	$323	$48	$77	$294
Adjustments:
Noncash restructuring and other (2)	(1)	—	—	(1)
Discontinued operations, net of tax (1)	(15)	—	—	(15)
Interest expense, net of interest capitalized (1)	94	24	23	95
Income tax expense (1)	177	30	45	162
Depreciation and amortization (1)	184	46	46	184
Noncontrolling interest (1)	1	—	—	1

EBITDA	$763	$148	$191	$720

EBITDA	$763			$720
Interest expense, net of interest capitalized (1)	94			95

Interest coverage ratio	8.12			7.58

Total debt (3)	$1,275			$1,565
EBITDA	763			720

Total debt to EBITDA ratio	1.67			2.17

(1)	Amounts per the consolidated statement of income (for 2009 information, refer to our 2009 10-K and first quarter 2009 10-Q; for 2009 adjusted interim information, refer to Note 16 of our 2009 10-K).

(2)	Amounts per the consolidated statement of cash flows (for 2009 information, refer to our 2009 10-K and first quarter 2009 10-Q; for 2009 adjusted interim information, refer to Note 16 of our 2009 10-K).

(3)	Amounts per the consolidated statement of financial position.

We have an asset securitization agreement under which certain of our accounts receivable are sold to our variable interest entity (VIE), Pactiv RSA. Under the accounting principles in effect prior to 2010, Pactiv RSA was not consolidated with our financial statements. In accordance with updated provisions within ASC 810-10 and 860-10, which we adopted January 1, 2010, Pactiv RSA is included in the consolidated financial statements as of that date. See Note 2 for additional details.

We have a U.S. qualified pension plan that covers approximately 7,000 of our employees, as well as approximately 65,000 others, mostly retirees and persons who worked for predecessor companies that were part of Tenneco Inc. The requirement to make contributions to this plan is a function of several factors, the most important of which are the return on plan assets and applicable funding discount rate used in calculating plan liabilities. During 2009, we contributed $550 million pretax to the plan, and plan assets earned a return of approximately 26%. As of December 31, 2009, our U.S. pension plan was 94% funded on an ERISA basis, which determines the minimum funding requirements for the plan. As long as our funded ratio is above 60%, there is no meaningful impact on us or to the plan. We do not expect to make additional sizeable contributions to the plan for the foreseeable future.

We believe that cash flow from operations, available cash reserves, and the ability to obtain cash under our credit facility and asset securitization program will be sufficient to meet current and future potential pension funding, liquidity, and capital requirements.

Changes in Accounting Principles

The Financial Accounting Standards Board (FASB) issued updates to ASC 860-10 “Transfers and Servicing,” which were effective for interim and annual periods beginning after November 15, 2009. The updated provisions require additional information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets, eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC 860-10 was effective on January 1, 2010. See Note 2 and Note 3 for additional details.

The FASB issued updates to ASC 810-10 “Consolidation,” which were effective for interim and annual periods beginning after November 15, 2009. These updated provisions require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. In addition, the provisions include an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Lastly, the provisions require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. ASC 860-10 was effective on January 1, 2010. See Note 2 and Note 3 for additional details.

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

Commodity Derivatives

During the first quarter of 2010, we entered into natural gas purchase agreements with third parties, hedging a portion of the second and third quarter of 2010 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at March 31, 2010, were immaterial.

Cash Flow Hedges

To minimize volatility in our margins due to large fluctuations in the price of commodities, in the second quarter of 2009 we entered into swap contracts to manage risks associated with market fluctuations in resin prices. These contracts were designated as cash flow hedges of forecasted commodity purchases. All monthly swap contracts entered into in 2009 have expired. There were no resin swap contracts outstanding as of March 31, 2010.

Interest Rates

At March 31, 2010, we had public debt securities of $1.276 billion outstanding, with fixed interest rates and maturities ranging from 2 to 17 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

In addition, we have a 5-year revolving credit facility of $750 million, against which we borrowed $160 million at March 31, 2010. The fair value of the debt at that date was equal to the outstanding balance.

As a part of our 2007 acquisition of Prairie Packaging Inc. (Prairie), we assumed Prairie’s liability for $5 million borrowed from the Illinois Development Finance Authority (IDFA), which were funded by industrial development revenue bonds issued by the IDFA. The debt matures on December 1, 2010, and bears interest at varying rates (0.40% as of March 31, 2010), not to exceed 12% per annum.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest rate risks.

	Maturities
(In millions, except percentages)	2010	2011	2012	Thereafter	Total

Fixed rate debt			$250	$1,026	$1,276
Average interest rate			5.7%	7.7%	7.3%
Fair value			$268	$1,218	$1,486
Floating rate debt	$135	$160			$295
Average interest rate	0.7%	0.7%			0.7%
Fair value	$135	$160			$295

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

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. We, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of March 31, 2010.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. Risk Factors

There has been no material change in the risk factors disclosed in our Form 10-K for the year ended December 31, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2010, the board of directors approved the repurchase of an additional 10 million shares of our common stock bringing the total number of shares authorized to be repurchased to 10,522,361. We repurchase shares using open market or privately negotiated transactions. Repurchased shares are held in treasury for general corporate purposes. There is no expiration date for the current share repurchase authorization.

We did not repurchase stock in the first quarter of 2010.

ITEM 3-5. None

ITEM 6. Exhibits

Exhibits designated with an asterisk in the following index are furnished or filed herewith; all other exhibits are incorporated by reference.

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
3.2		Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Current Report on Form 8-K dated September 4, 2009, File No. 1-15157).
4.1		Specimen Stock Certificate of Pactiv Corporation Common Stock (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(a)	Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.’s Registration Statement on Form S-4, File No. 333-82923).
4	.2(b)	First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(c)	Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

Exhibit No.		Description

4	.2(d)	Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(e)	Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(f)	Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(g)	Sixth Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).
4	.2(h)	Seventh Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).
4.3		Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.1		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.2		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.3		Amended and Restated Change in Control Severance Benefit Plan for Key Executives (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Current Report on Form 8-K dated September 4, 2009, File No. 1-15157).
10.4		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.5		Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 10.11 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.6		Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation’s Registration Statement on Form S-8 dated November 8, 2002, File No. 333-101121).
10.7		Credit Agreement, dated as of April 19, 2006, among the registrant, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, BNP Paribas, SunTrust Bank, and Citibank, N.A., as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-15157).
10.8		Pactiv Corporation Deferred Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).

Exhibit No.		Description

10.9		Receivables Purchase Agreement, dated as of December 21, 2006, among the registrant and Atlantic Asset Securitization LLC and Calyon New York Branch, as agent for Purchasers (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157).
10.10		Continuing Agreement for Standby Letters of Credit between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
10.11		Credit Agreement between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
11		None.
15		None.
18		None.
19		None.
22		None.
23		None.
24		None.
*31	.1	Rule 13a-14(a)/15d-14(a) Certification.
*31	.2	Rule 13a-14(a)/15d-14(a) Certification.
**32	.1	Section 1350 Certification.
**32	.2	Section 1350 Certification.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ EDWARD T. WALTERS
Edward T. Walters
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ DONALD E. KING
Donald E. King
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 7, 2010