Form 10-K/A
period 2009-12-31
PACTIV CORP
filed 2010-06-04
CIK 1089976

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
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act.

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

Class of Voting Stock and Number of Shares Held by Non-Affiliates at June 30, 2009	Market Value of Common Stock held by Non-Affiliates

Common Stock 131,840,454 shares	$2,860,937,852
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. Common Stock ($.01 par value). 132,337,357 shares outstanding as of January 31, 2010. (See Note 11 to the Financial Statements.)
Documents Incorporated by Reference:

Document	Part of the Form 10-K into which incorporated

Pactiv Corporation’s Definitive Proxy Statement for	Part III
the Annual Meeting of Shareholders to be held May 14, 2010

Item 15. Exhibits, Financial Statement Schedules
Index of Exhibits
SIGNATURES
EX-23.1

EXPLANATORY NOTE
     This amendment to Pactiv Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, is being filed to include a corrected copy of Exhibit 23.1, Consent of Ernst & Young LLP. A copy with an incorrect date was inadvertently filed with the Annual Report on Form 10-K filed February 26, 2010. No revisions have been made to the form of the Consent, to the reports to which the Consent relates, to the Pactiv Corporation financial statements, or to any other disclosures contained in the Annual Report.

Item 15.	Exhibits, Financial Statement Schedules
Index of Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.

Exhibit No.	Description
23.1	Consent of Ernst & Young LLP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACTIV CORPORATION
By:	/s/ RICHARD L. WAMBOLD
Richard L. Wambold
Chairman, President and Chief Executive Officer

Date: June 4, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD L. WAMBOLD	Chairman, President, Chief Executive	June 4, 2010
Richard L. Wambold	Officer and Director (principal executive officer)

/s/ EDWARD T. WALTERS	Senior Vice President and Chief	June 4, 2010
Edward T. Walters	Financial Officer (principal financial officer)

/s/ DONALD E. KING	Corporate Controller and Chief	June 4, 2010
Donald E. King	Accounting Officer (principle accounting officer)

/s/ LARRY D. BRADY*	Director	June 4, 2010
Larry D. Brady

/s/ K. DANE BROOKSHER*	Director	June 4, 2010
K. Dane Brooksher

/s/ ROBERT J. DARNALL*	Director	June 4, 2010
Robert J. Darnall

/s/ MARY R. (NINA) HENDERSON*	Director	June 4, 2010
Mary R. (Nina) Henderson

/s/ N. THOMAS LINEBARGER*	Director	June 4, 2010
N. Thomas Linebarger

/s/ ROGER B. PORTER*	Director	June 4, 2010
Roger B. Porter

/s/ NORMAN H. WESLEY*	Director	June 4, 2010
Norman H. Wesley

*	By:	/s/ JOSEPH E. DOYLE	June 4, 2010

Joseph E. Doyle
Attorney-in-fact