Form 10-Q
period 2010-06-30
PACTIV CORP
filed 2010-08-09
CIK 1089976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Common stock, par value $0.01 per share: 132,985,860 as of July 31, 2010. (See Notes to Financial Statements.)

*	No response to this item is included herein because either it is inapplicable or there is nothing to report.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

Consolidated Statement of Income

	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per share data)	2010	2009	2010	2009

Sales	$973	$901	$1,750	$1,667
Costs and expenses
Cost of sales, excluding depreciation and amortization	699	601	1,259	1,096
Selling, general, and administrative	83	100	152	180
Depreciation and amortization	50	46	96	92
Other	—	1	—	1

	832	748	1,507	1,369
Operating income	141	153	243	298
Other income (expense)
Interest income	—	1	—	1
Interest expense, net of interest capitalized	(25)	(24)	(49)	(47)

Income before income taxes	116	130	194	252
Income tax expense	41	49	71	94

Income from continuing operations	75	81	123	158
Discontinued operations, net of tax	—	(1)	—	(1)

Net income and net income attributable to Pactiv	$75	$80	$123	$157

Earnings per share
Weighted-average number of shares of common stock outstanding
Basic	132,913,791	131,931,203	132,725,826	131,808,513
Diluted	134,083,053	132,472,333	133,932,653	132,441,477
Basic earnings per share of common stock attributable to Pactiv common shareholders
Continuing operations	$0.57	$0.61	$0.93	$1.19
Discontinued operations	—	(0.01)	—	(0.01)

Total	$0.57	$0.60	$0.93	$1.18

Diluted earnings per share of common stock attributable to Pactiv common shareholders
Continuing operations	$0.56	$0.61	$0.92	$1.19
Discontinued operations	—	(0.01)	—	(0.01)

Total	$0.56	$0.60	$0.92	$1.18

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Financial Position

	June 30,	December 31,
(In millions, except share data)	2010	2009

Assets
Current assets
Cash and temporary cash investments	$43	$46
Accounts and notes receivable
Trade, less allowances of $5 and $6 at the respective dates, including $446 of trade held by variable interest entity (Pactiv RSA) at June 30, 2010, and $228 of retained interest in trade receivable securitization (Pactiv RSA) at December 31, 2009	485	277
Other	27	51

Total accounts and notes receivable	512	328

Inventories
Finished goods	290	240
Work in process	51	39
Raw materials	90	63
Other materials and supplies	58	48

Total inventories	489	390

Deferred income tax assets	19	53

Other	17	15

Total current assets	1,080	832

Property, plant, and equipment, net	1,237	1,172

Other assets
Goodwill	1,232	1,135
Intangible assets, net	375	372
Other	58	63

Total other assets	1,665	1,570

Total assets	$3,982	$3,574

Liabilities and equity
Current liabilities
Short-term debt of variable interest entity (Pactiv RSA) and current maturities of long-term debt	$255	$5
Accounts payable	196	144
Taxes accrued	30	24
Interest accrued	21	20
Accrued promotions, rebates, and discounts	75	73
Accrued payroll and benefits	60	97
Other	53	54

Total current liabilities	690	417

Long-term debt	1,270	1,270

Deferred income taxes	91	61

Pension and postretirement benefits	629	694

Other	156	131

Pactiv shareholders’ equity
Common stock — $0.01 par value, 350,000,000 shares authorized, 132,968,786 and 132,334,417 shares issued and outstanding, after deducting 38,814,391 and 39,448,760 shares held in treasury, at the respective dates	1	1
Premium on common stock and other capital surplus	735	729
Accumulated other comprehensive income (loss)
Currency translation adjustment	(8)	(3)
Pension and postretirement plans	(1,706)	(1,729)
Gain (loss) on derivatives	6	6
Retained earnings	2,104	1,981

Total Pactiv shareholders’ equity	1,132	985
Noncontrolling interest	14	16

Total equity	1,146	1,001

Total liabilities and equity	$3,982	$3,574

The accompanying notes to the financial statements are an integral part of this statement.

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30 (In millions)	2010	2009

Operating activities
Net income	$123	$157
Discontinued operations	—	1

Income from continuing operations	123	158
Adjustments to reconcile income from continuing operations to cash provided (used) by operating activities:
Depreciation and amortization	96	92
Deferred income taxes	16	34
Restructuring and other	—	(1)
Pension income	(24)	(17)
Noncash compensation expense	9	10
Net working capital	(106)	139
Pension contributions	—	(200)
Other	5	—

Cash provided (used) by operating activities	$119	$215

Investing activities
Expenditures for property, plant, and equipment	$(65)	$(49)
Acquisitions of businesses and assets	(200)	(20)
Other investing activities	2	1

Cash provided (used) by investing activities	$(263)	$(68)

Financing activities
Issuance of common stock	$2	$1
Revolving credit facility borrowings	160	—
Revolving credit facility payment	(40)	—
Asset securitization borrowings	20	—
Dividends paid to noncontrolling interest	(2)	—
Other	2	(1)

Cash provided (used) by financing activities	$142	$—

Effect of foreign exchange rate changes on cash and temporary cash investments	(1)	—

Increase (decrease) in cash and temporary cash investments	(3)	147
Cash and temporary cash investments, January 1	46	80

Cash and temporary cash investments, June 30	$43	$227

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Changes in Equity

	Pactiv Shareholders
		Premium on
		common stock		Accumulated
		and other		other
	Common	capital	Retained	comprehensive	Noncontrolling	Total
(In millions, except share data)	stock	surplus	earnings	income (loss)	interest	equity

Six months ended June 30, 2010

Balance, December 31, 2009	$1	$729	$1,981	$(1,726)	$16	$1,001
Premium on common stock issued (631,429 shares)		14				14
Translation of foreign currency statements				(5)		(5)
Stock-based compensation		(8)				(8)
Change in pension and postretirement plan funded status, net of tax of $17				23		23
Dividends to noncontrolling interest					(2)	(2)
Net income			123		—	123

Balance, June 30, 2010	$1	$735	$2,104	$(1,708)	$14	$1,146

Six months ended June 30, 2009

Balance, December 31, 2008	$1	$710	$1,658	$(1,698)	$16	$687
Premium on common stock issued (435,684 shares)		12				12
Translation of foreign currency statements				6	—	6
Stock-based compensation		(6)				(6)
Change in pension and postretirement plan funded status, net of tax of $9				15		15
Net income			157		—	157

Balance, June 30, 2009	$1	$716	$1,815	$(1,677)	$16	$871

The accompanying notes to the financial statements are an integral part of this statement.

Consolidated Statement of Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
(In millions)	2010	2009	2010	2009

Net income	$75	$80	$123	$157
Other comprehensive income (loss)
Pension and postretirement plans	12	7	23	15
Net currency translation gain (loss)	(9)	16	(5)	6

Total other comprehensive income (loss)	3	23	18	21

Consolidated comprehensive income (loss)	78	103	141	178
Comprehensive income (loss) attributable to the noncontrolling interest	—	—	—	—

Comprehensive income (loss) attributable to Pactiv	$78	$103	$141	$178

The accompanying notes to the financial statements are an integral part of this statement.

Notes to Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The consolidated statement of income for the three- and six-month periods ended June 30, 2010, and 2009, the condensed consolidated statement of financial position at June 30, 2010, the condensed consolidated statement of cash flows for the six-month period ended June 30, 2010, and 2009, the consolidated statement of changes in equity for the six-month period ended June 30, 2010, and 2009, and the consolidated statement of comprehensive income (loss) for the three- and six-month periods ended June 30, 2010, and 2009 are unaudited. In our opinion, the accompanying financial statements contain all normal recurring adjustments necessary to present fairly the results of operations, financial position, and cash flows for the periods and at the dates indicated. These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They do not include all of the information and footnotes required by generally accepted accounting principles. Accordingly, these statements should be read in conjunction with Pactiv’s Form 10-K for the year ended December 31, 2009, which may be found at www.pactiv.com, under the Investor Relations link, in the subsection entitled “SEC Filings,” or a free copy may be obtained by contacting Investor Relations at (866) 456-5439. Certain reclassifications have been made to the prior year financial information to conform with the current year presentation.

On April 1, 2010, we purchased PWP Holdings, Inc. and PWP Industries (PWP) for $200 million. PWP Industries manufactures and sells amorphous polyethylene terephthalate (APET) products in the foodservice market. The purchase price was funded by borrowing $160 million on our revolving credit facility, adding $20 million to the asset securitization program, and utilizing $20 million in cash reserves. The results of this business have been included in the consolidated financial statements as of that date.

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

Changes in Accounting Principles

The Financial Accounting Standards Board (FASB) issued updates to Accounting Standards Codification (ASC) 860-10 “Transfers and Servicing,” which were effective for interim and annual periods beginning after November 15, 2009. The updated provisions require additional information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets, eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognition of financial assets, and requires additional disclosures. ASC 860-10 was effective on January 1, 2010. See “Accounts and Notes Receivables” below and Note 5 for additional details.

The FASB issued updates to ASC 810-10 “Consolidation,” which were effective for interim and annual periods beginning after November 15, 2009. These updated provisions require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. In addition, the provisions include an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Lastly, the provisions require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. ASC 860-10 was effective on January 1, 2010. See “Accounts and Notes Receivables” below and Note 5 for additional details.

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

Pactiv RSA held $446 million of receivables at June 30, 2010, securing $130 million of short-term debt borrowed from various financial institutions that hold interests in the VIE on a pro-rata basis equal to their shares of the total loan. The collection of these receivables is used first to repay the loans. Any remaining amounts collected are retained by Pactiv RSA. If the collection of the receivables is insufficient to repay the loans, the lenders do not have recourse to Pactiv. We maintain an allowance for doubtful accounts for any potential uncollectable amounts after the loans are repaid. At December 31, 2009, under the prior accounting principles, securitized receivables totaling $110 million were recorded as a reduction to accounts and notes receivable and no debt was recorded.

Note 3.	Business Combination

On April 1, 2010, we purchased PWP Holdings, Inc. and PWP Industries for $200 million. The results of this business have been included in the consolidated financial statements as of that date.

The total cost of the acquisition was allocated to the assets acquired and the liabilities assumed based on their respective fair values. Allocations were based on preliminary estimates of the fair market value of assets and liabilities, which are subject to revision based on receipt of final appraisals. Goodwill and other intangible assets recorded in connection with the acquisition totaled $97 million and $15 million, respectively. Recorded intangible assets pertaining to customer relationships and non-compete agreements are being amortized over a 15-year period.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

(In millions)

Current assets	$40
Property, plant, and equipment	70
Intangible assets	15
Goodwill	97

Total assets acquired	222

Current liabilities	18
Long-term liabilities	4

Total liabilities assumed	22

Net assets acquired	$200

Note 4.	Discontinued Operations

On October 12, 2005, we completed the sale of most of our protective and flexible packaging businesses. The results of the sold business, as well as costs and charges associated with the transaction, are classified as discontinued operations.

Non-current liabilities related to discontinued operations totaled $11 million at June 30, 2010, and at December 31, 2009.

Note 5.	Debt and Financing Arrangements

Short-Term Debt

We have a revolving credit facility, and borrowings under this facility totaled $120 million at June 30, 2010. At that date, the fair value of this debt was equal to the outstanding balance.

As a part of our 2007 acquisition of Prairie Packaging, Inc. (Prairie), we assumed Prairie’s liability for $5 million borrowed from the Illinois Department Finance Authority (IDFA), which were funded by industrial development revenue bonds issued by the IDFA. This debt will mature on December 1, 2010, and bears interest at varying rates (0.40% as of June 30, 2010) not to exceed 12% per annum.

On January 1, 2010, we adopted the accounting principles in accordance with updated provisions within ASC 810-10 and 860-10 as described in Note 2 related to our asset securitization program. Consequently, we consolidated Pactiv RSA as of the date of adoption, resulting in an increase in short-term debt. The asset securitization agreement is a five-year agreement expiring in 2012, which allows us to sell up to $130 million of receivables under the facility. The terms of this agreement are re-negotiated annually; therefore, we have reflected it as short-term debt. The balance as of June 30, 2010, was $130 million. Interest on this debt is recorded in interest expense. Under the accounting prior to 2010, the discount on the sold receivables was recorded as a loss on sale in other income. The amounts recorded in interest expense were $1 million for both the three-month period and six-month period ended June 30, 2010. The recorded loss on the sale were immaterial for the three-month period, and $1 million for the six-month period ended June 30, 2009.

Note 6.	Financial Instruments

Asset and Liability Instruments

At June 30, 2010, and December 31, 2009, the fair value of cash and temporary cash investments, short- and long-term receivables, accounts payable, and short-term debt were the same as, or not materially different from, the amount recorded for these assets and liabilities. The fair value of long-term debt was approximately

$1.5 billion at June 30, 2010, and December 31, 2009. The recorded amount was $1.3 billion at June 30, 2010, and December 31, 2009. The fair value of long-term debt was based on quoted market prices for our debt instruments.

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

Foreign Currency

From time to time, we use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates, principally using foreign currency purchase and sale contracts with terms of less than one year. We do so to mitigate our exposure to exchange rate changes related to third-party trade receivables and accounts payable. Net gains or losses on such contracts are recognized in the statement of income as offsets to foreign currency exchange gains or losses on the underlying transactions. In the statement of cash flows, cash receipts and payments related to hedging contracts are classified in the same way as cash flows from the transactions being hedged. We had no open foreign currency contracts as of June 30, 2010.

Interest Rates

We entered into interest rate swap agreements in connection with the acquisition of Prairie. The agreements were terminated on June 20, 2007, resulting in a gain of $9 million. This gain is being recorded as a reduction of interest expense over the average life of the underlying debt. Amounts recognized in earnings related to our hedging transactions were $1 million for both the six months ended June 30, 2010, and June 30, 2009.

Commodity

During the first half of 2010, we entered into natural gas purchase agreements with third parties, hedging a portion of the second half of 2010 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at June 30, 2010, were immaterial.

To minimize volatility in our margins due to large fluctuations in the price of commodities, in the second quarter of 2009 we entered into swap contracts to manage risks associated with market fluctuations in resin prices. These contracts were designated as cash flow hedges of forecasted commodity purchases. All monthly swap contracts entered into in 2009 have expired. There were no resin swap contracts outstanding as of June 30, 2010.

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

There were no outstanding derivative instruments recorded in the consolidated balance sheet as of June 30, 2010, and as of December 31, 2009.

The following table indicates the amounts recognized in OCI for those derivatives designated as cash flow hedges for the six months ended June 30, 2010, and June 30, 2009.

				(Gain) or Loss
	Gain or (Loss)		Location of Gain or (Loss)	Reclassified from
	Recognized in OCI		Reclassified from	OCI into Income
	(Effective Portion)		OCI into Income	(Effective Portion)
(In millions)	2010	2009	(Effective Portion)	2010	2009

Commodity Contracts	$—	$1	Cost of Sales	$—	$—
Interest Rate Contracts	$—	$—	Interest Expense	$(1)	$(1)

Note 7.	Goodwill and Intangible Assets

The changes in the carrying values of goodwill between December 31, 2009, and June 30, 2010, are shown in the following table.

	Consumer	Foodservice/
(In millions)	Products	Food Packaging	Total

Balance, December 31, 2009	$291	$844	$1,135
Goodwill additions	—	97	97

Balance, June 30, 2010	$291	$941	$1,232

Intangible assets are summarized in the following table.

	June 30, 2010		December 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
(In millions)	value	amortization	value	amortization

Intangible assets subject to amortization
Patents	$87	$76	$87	$74
Customer relationships	224	43	209	36
Other	144	90	145	88

	455	209	441	198
Intangible assets not subject to amortization (primarily trademarks)	129	—	129	—

	$584	$209	$570	$198

Intangible assets of $15 million were recorded in connection with the acquisition of PWP Industries and are being amortized over a 15-year period for book purposes. Amortization expense for intangible assets was $13 million for both the six months ended June 30, 2010, and June 30, 2009. Amortization expense is estimated to total $26 million for 2010, $25 million for 2011, $24 million for 2012, $20 million for 2013, and $20 million for 2014.

We review the carrying value of our goodwill and indefinite-lived intangibles for possible impairment on an annual basis. Our annual review is conducted in the fourth quarter of the year, or earlier if warranted by events or changes in circumstances. There were no events or changes in circumstances in the first six months of 2010 that warranted an impairment review of the goodwill and indefinite-lived intangibles.

Note 8.	Property, Plant, and Equipment, Net

	June 30,	December 31,
(In millions)	2010	2009

Original cost
Land, buildings, and improvements	$681	$667
Machinery and equipment	2,061	1,929
Other, including construction in progress	144	96

	$2,886	$2,692
Less accumulated depreciation and amortization	(1,649)	(1,520)

Net property, plant, and equipment	$1,237	$1,172

Capitalized interest was $1 million for the six months ended June 30, 2010, and immaterial for the six months ended June 30, 2009.

Note 9.	Income Taxes

Total gross unrecognized income tax benefits were $60 million as of June 30, 2010, and $58 million as of December 31, 2009. At June 30, 2010, and December 31, 2009, the total amount of unrecognized income tax benefits that, if recognized, would favorably impact our effective tax rate for continuing operations in future periods was $50 million. As of June 30, 2010, it is reasonably possible that the amount of unrecognized income tax benefits may increase or decrease during the following twelve months. However, it is not expected that any such changes, individually or in total, would significantly affect our operating results or financial condition.

It is our continuing practice to record accruals for interest and penalties related to income tax matters as income tax expense. Such accruals totaled $13 million as of June 30, 2010, and $11 million as of December 31, 2009. Expense recorded in the first half of 2010 for interest and penalties for continuing operations was $1 million.

U.S. federal income tax returns filed for the years 2006 through 2008 are open for examination by the Internal Revenue Service. Various state, local, and foreign tax returns filed for the years 2002 through 2008 are open for examination by tax authorities in those jurisdictions.

At June 30, 2010, and December 31, 2009, total gross unrecognized income tax benefits included $1 million related to discontinued operations, all of which, if recognized, would favorably impact income related to discontinued operations in future periods. Expense recorded in the first half of 2010 for interest and penalties for discontinued operations was immaterial.

In connection with the adoption of ASC 718-10, “Share-Based Payment,” we elected to use the simplified method in calculating our additional paid-in capital pool, as described in prior authoritative guidance. ASC 718-10 requires that tax deductions for compensation costs in excess of amounts recognized for accounting purposes be reported as cash flow from financing activities, rather than as cash flow from operating activities. Such “excess” amounts were $2 million for the six months ended June 30, 2010.

On March 23, 2010, the Patient Protection and Affordable Care Act (the “Act”) was signed into law. Included in the provisions is a change in the federal income tax treatment of the Medicare Part D subsidy. For periods beginning after December 31, 2012, we will no longer be entitled to receive a federal income tax deduction for payments made to provide our retirees with prescription drug benefits which equal previous subsidies we received from the U.S. government for providing retirees with prescription drug benefits. We had previously recorded a deferred income tax asset for the tax benefit of future payments made with respect to this subsidy. As a result of the Act, we have written-off $3 million of deferred income tax assets as a component of income tax expense from continuing operations for the six-month period ended June 30, 2010.

Note 10.	Common Stock

Earnings Per Share

Earnings per share of common stock outstanding were computed as follows:

	Three months ended June 30,		Six months ended June 30,
(In millions, except share and per share data)	2010	2009	2010	2009

Basic earnings per share
Income from continuing operations attributable to Pactiv	$75	$81	$123	$158

Weighted-average number of shares of common stock outstanding	132,913,791	131,931,203	132,725,826	131,808,513

Basic earnings from continuing operations attributable to Pactiv	$0.57	$0.61	$0.93	$1.19

Diluted earnings per share
Income from continuing operations attributable to Pactiv	$75	$81	$123	$158

Weighted-average number of shares of common stock outstanding	132,913,791	131,931,203	132,725,826	131,808,513
Effect of dilutive securities
Stock options	540,592	243,625	458,484	193,273
Performance shares	605,326	297,505	736,997	439,691
Restricted shares	23,344	—	11,346	—

Weighted-average number of shares of common stock outstanding, including dilutive securities	134,083,053	132,472,333	133,932,653	132,441,477

Diluted earnings from continuing operations attributable to Pactiv	$0.56	$0.61	$0.92	$1.19

We did not repurchase stock in the first half of 2010 or 2009.

Rabbi Trust

In November 1999, we established a rabbi trust and reserved 3,200,000 shares of Pactiv common stock for the trust. These shares were issued to the trust in January 2000. This trust is designed to assure the payment of deferred compensation and supplemental pension benefits. These shares are not considered outstanding for purposes of financial reporting.

Note 11.	Pension Plans and Other Postretirement Benefits

The impact of pension plans on pretax income was as follows:

	Three months		Six months
	ended		ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009

Components of net periodic benefit income (expense)
Service cost of benefits earned	$(5)	$(3)	$(9)	$(7)
Interest cost of benefit obligations	(56)	(60)	(113)	(120)
Expected return on plan assets	91	86	183	169
Amortization of unrecognized net losses	(18)	(13)	(37)	(25)

Total net periodic benefit income (expense)	$12	$10	$24	$17

We have postretirement health care and life insurance plans that cover certain of our salaried and hourly employees who retire in accordance with the various provisions of such plans. Benefits may be subject to deductibles, copayments, and other limitations. These postretirement plans are not funded, and we reserve the right to change them. Interest cost of benefit obligations were $1 million for the three-month period and $2 million for the six-month period ended June 30, 2010, and June 30, 2009. Interest cost of benefit obligations accounted for the total net periodic benefit expense for our postretirement plans.

Note 12.	Segment Information

Our three segments are Consumer Products, Foodservice/Food Packaging, and Other. See Note 1 for additional details.

The following table sets forth certain segment information.

	Consumer	Foodservice/Food
(In millions)	Products	Packaging	Other		Total

For the three months ended June 30, 2010
Sales to external customers	$361	$612	$—		$973
Operating income (loss)	74	69	(2	) (a)	141
For the three months ended June 30, 2009
Sales to external customers	$356	$545	$—		$901
Operating income (loss)	80	77	(4	) (a)	153
At June 30, 2010, and for the six months then ended
Sales to external customers	$652	$1,098	$—		$1,750
Operating income (loss)	127	118	(2	) (a)	243
Total assets	1,311	2,549	122	(b)	3,982
At June 30, 2009, and for the six months then ended
Sales to external customers	$639	$1,028	$—		$1,667
Operating income (loss)	143	161	(6	) (a)	298
Total assets	1,275	2,130	396	(b)	3,801

(a)	Includes pension plan income and unallocated corporate expenses.

(b)	Includes administrative service operations.

Note 13.	Noncontrolling Interests

There were no changes in ownership interest in our subsidiaries for the six months ended June 30, 2010, or June 30, 2009.

The preceding notes are an integral part of the foregoing financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On April 1, 2010, we purchased PWP Holdings, Inc. and PWP Industries (PWP) for $200 million. PWP Industries manufactures and sells amorphous polyethylene terephthalate (APET) products in the food service market. The purchase price was funded by borrowing $160 million on our revolving credit facility, adding $20 million to the asset securitization program, and utilizing $20 million in cash reserves. The results of this business have been included in the consolidated financial statements as of that date.

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

Significant Trends , Opportunities and Challenges

The primary raw materials used to manufacture our products are plastic resins, principally polystyrene, polyethylene, polypropylene, and polyethylene terephthalate (PET). Average industry prices as published by Chemical Market Associates, Inc. are depicted in the following graphs.

CMAI Polystyrene (cents/lb)

CMAI Polyethylene (cents/lb)

CMAI Polypropylene (cents/lb)

CMAIPET (cents/lb)

The prices of plastic resins are affected by the prices of crude oil and natural gas, as well as supply and demand factors of various intermediate petrochemicals. In recent years, there have been significant movements in resin prices, which rose to historic highs in 2008, dropped precipitously at the end of 2008 and into early 2009, and rose throughout the rest of 2009 and then peaked in the middle of the second quarter of 2010. We have historically adjusted our selling prices to reflect changes in raw material costs, although there is usually a lag of several months. Some of our business is pursuant to contracts that have price indices that automatically adjust after a set number of months, usually three or six, to reflect changes in certain raw materials.

Our business is sensitive to other energy-related cost movements, particularly those that affect transportation and utility costs. Historically, we have been able to mitigate the effect of higher energy-related costs with productivity improvements and other cost reductions.

The economic downturn that began in late 2007 has impacted consumer spending in many areas and has reduced demand for some of our products. However, our overall volume has not been adversely impacted by the economic downturn, and we have seen increases in volume over the past five quarters.

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

Results of Continuing Operations

Three Months Ended June 30, 2010, Compared with Three Months Ended June 30, 2009

Sales

	Three months
	ended		Increase
	June 30,		(decrease)
(In millions)	2010	2009	Amount	Percent

Consumer Products	$361	$356	$5	1.4%
Foodservice/Food Packaging	612	545	67	12.3

Total	$973	$901	$72	8.0%

Sales rose 8%. Excluding the impact of the PWP acquisition of $41 million, sales grew 3%, reflecting volume growth of 2% and favorable pricing of 1%.

Sales for Consumer Products increased 1%, reflecting higher volume of 1%.The volume growth primarily reflected new business in store brand waste bags which offset declines in branded waste bags, branded food bags and cups and cutlery.

Sales growth of 12% for Foodservice/Food Packaging sales was attributable to an 8% volume gain from the inclusion of $41 million of sales from the PWP acquisition, as well as 2% volume growth and 2% favorable pricing in the base business. The volume increase primarily was related to continued growth in cups and cutlery, as well as growth in a number of other product areas, including processor trays, paper-based items, and produce packaging, offset partially by a decline in some traditional product lines such as oriented polystyrene (OPS) and foam carry-out containers.

Operating Income

	Three months
	ended		Increase
	June 30,		(decrease)
(In millions)	2010	2009	Amount	Percent

Consumer Products	$74	$80	$(6)	(7.5)%

Foodservice/Food Packaging	69	77	(8)	(10.4)
Other	(2)	(4)	2	50.0

Total	$141	$153	$(12)	(7.8)%

Operating income decreased primarily as a result of $28 million of unfavorable spread (the difference between selling prices and raw material costs), offset by lower selling, general, and administrative (SG&A) expense of $17 million. The decrease in SG&A expense was primarily a result of lower incentive compensation accruals this year.

Lower operating income for Consumer Products was driven mainly by a combination of unfavorable spread of $11 million and unfavorable product mix of $7 million, offset partially by $11 million of lower SG&A expense as a result of lower incentive compensation accruals and lower advertising and promotion costs.

The decrease in operating income for Foodservice/Food Packaging was driven primarily by unfavorable spread of $17 million, offset partially by increased volume of $10 million.

The increase in Other operating income was due mainly to higher pension income.

Income from Continuing Operations

We recorded net income of $75 million, or $0.56 per share, compared with $81 million, or $0.61 per share, in 2009. The change was driven primarily by lower operating income of $8 million ($12 million before tax) as described previously.

Six Months Ended June 30, 2010, Compared with Six Months Ended June 30, 2009

Sales

	Six months
	ended		Increase
	June 30,		(decrease)
(In millions)	2010	2009	Amount	Percent

Consumer Products	$652	$639	$13	2.0%
Foodservice/Food Packaging	1,098	1,028	70	6.8

Total	$1,750	$1,667	$83	5.0%

Sales rose 5%. Excluding the impact of the PWP acquisition of $41 million, sales grew 2%, reflecting volume growth of 5% offset partially by lower pricing of 3%. The lower pricing is a result of normal selling price reductions during 2009 to reflect the impact of lower raw material costs. Because there is a typical lag of several months before our pricing reflects raw material cost movements, there can be periods of time when our pricing is not moving in the same direction as our raw material costs.

Sales for Consumer Products increased 2%, reflecting higher volume of 5% and unfavorable pricing of 3%. The volume growth primarily reflected new business in store brand waste bags and tableware, which offset declines in branded waste bags, food bags, and cups and cutlery. The lower pricing reflects the normal lag in selling price changes in response to raw material cost changes.

Foodservice/Food Packaging sales rose 7%, driven by acquisition growth of 4%, base business volume growth of 4%, and favorable foreign exchange of 1%, offset partially by lower pricing of 2%. The volume increase primarily was related to continued growth in cups and cutlery, as well as growth in a number of other product areas, including processor trays and paper-based items, offset partially by a decline in traditional product lines such as OPS and foam carry-out containers. The lower pricing reflects the normal lag in selling price changes in response to raw material cost changes.

Operating Income

	Six months
	ended		Increase
	June 30,		(decrease)
(In millions)	2010	2009	Amount	Percent

Consumer Products	$127	$143	$(16)	(11.2)%
Foodservice/Food Packaging	118	161	(43)	(26.7)
Other	(2)	(6)	4	66.7

Total	$243	$298	$(55)	(18.5)%

Operating income decreased primarily as a result of $105 million of unfavorable spread, partially offset by higher volume of $22 million and lower SG&A expense of $28 million. The decrease in SG&A expense was primarily a result of lower incentive compensation accruals this year, as well as higher pension income.

Lower operating income for Consumer Products was driven mainly by unfavorable spread of $32 million due to lower pricing and higher raw material costs, offset partially by lower SG&A expense of $13 million.

The decrease in operating income for Foodservice/Food Packaging was driven primarily by unfavorable spread of $73 million due to lower pricing and higher raw material costs, offset partially by increased volume of $22 million and lower SG&A expense of $11 million.

The increase in Other operating income was due mainly to higher pension income.

Income from Continuing Operations

We recorded net income of $123 million, or $0.92 per share, compared with $158 million, or $1.19 per share, in 2009. The change was driven primarily by lower operating income of $35 million ($55 million before tax) as described previously.

Liquidity and Capital Resources

Capitalization

	June 30,	December 31,	Increase
(In millions)	2010	2009	(decrease)

Short-term debt, including current maturities of long-term debt (1)	$255	$5	$250
Long-term debt	1,270	1,270	—

Total debt	1,525	1,275	250
Noncontrolling interest	14	16	(2)
Pactiv shareholders’ equity	1,132	985	147

Total capitalization	$2,671	$2,276	$395

Ratio of total debt to total capitalization	57.1%	56.0%

(1)	$5 million of short-term debt payable in December 2010. $120 million in 2010 related to borrowings against revolving debt to fund the PWP acquisition, payable in April 2011. $130 million in 2010 related to asset securitization facility classification as debt due to adoption of Accounting Standards Codification (ASC) 810-10 and 860-10 disclosure provisions. See Note 2 to the financial statements for additional details.

Cash Flows

	Six months
	ended		Increase
	June 30,		(decrease)
(In millions)	2010	2009	in cash flow

Cash provided (used) by:
Operating activities	$119	$215	$(96)
Investing activities	(263)	(68)	(195)
Financing activities	142	—	142

There were several factors which caused the decrease in cash provided by operating activities. Higher raw material costs increased the investment in inventory by $99 million. Increasing selling prices this year, compared with declining selling prices last year, created an unfavorable swing in accounts receivable of $62 million. In addition, higher incentive compensation payments and lower related accruals of $45 million, as well as lower income from continuing operations of $35 million added to the decrease. This was offset partially by a $200 million pretax contribution to our U.S. pension plan in 2009, reduced by related favorable cash tax effects of approximately $70 million in 2009, compared with $54 million in 2010. The favorable cash tax benefits of pension contributions were related to our 2009 pension contribution. The adoption of changes to ASC 810 “Consolidation” resulted in a decrease in cash provided by operating activities of $20 million with an offsetting increase in cash provided by financing activities.

The increase in cash provided by financing activities was a result of borrowing $160 million against revolving debt and adding $20 million to the asset securitization program to fund the PWP acquisition, offset partially by the repayment of revolving debt of $40 million.

The increase in cash used by investing activities was driven by the 2010 PWP acquisition for $200 million.

Capital Commitments

Commitments for authorized capital expenditures totaled approximately $55 million at June 30, 2010. It is anticipated that the majority of these expenditures will be funded from existing cash and short-term investments and internally generated cash.

Contractual Obligations

There has been no material change in the company’s aggregate contractual obligations since December 31, 2009.

Liquidity and Off-Balance-Sheet Financing

We use various sources of funding to manage liquidity. Sources of liquidity include cash flow from operations and a 5-year revolving credit facility of $750 million, of which $120 million was outstanding at June 30, 2010. We were in full compliance with the covenants of our revolving credit agreement at the end of the period. The two financial covenant ratios contained in our debt agreements are an interest coverage ratio and the total debt to EBITDA ratio. The interest coverage ratio is defined as consolidated earnings before interest, taxes, depreciation and amortization, and other unusual noncash items (EBITDA) divided by interest expense.

The minimum required ratio is 3.50 to 1. The total debt to EBITDA ratio is calculated by dividing the total debt by EBITDA. The maximum permitted total debt to EBITDA ratio is 3.50 to 1.

The interest coverage ratio and the debt to EBITDA ratio are shown in the following table.

		Plus	Less
	Twelve months	Six months	Six months	Twelve months
	ended	ended	ended	ended
(In millions, except ratios)	December 31, 2009	June 30, 2010	June 30, 2009	June 30, 2010

Net income (1)	$323	$123	$157	$289
Adjustments:
Noncash restructuring and other (2)	(1)	—	(1)	—
Discontinued operations, net of tax (1)	(15)	—	—	(15)
Interest expense, net of interest capitalized (1)	94	49	47	96
Income tax expense (1)	177	71	94	154
Depreciation and amortization (1)	184	96	92	188
Noncontrolling interest (1)	1	—	—	1

EBITDA	$763	$339	$389	$713

EBITDA	$763			$713
Interest expense, net of interest capitalized (1)	94			96

Interest coverage ratio	8.12			7.43

Total debt (3)	$1,275			$1,525
EBITDA	763			713

Total debt to EBITDA ratio	1.67			2.14

(1)	Amounts per the consolidated statement of income (for 2009 information, refer to our 2009 10-K and second quarter 2009 10-Q; for 2009 adjusted interim information, refer to Note 16 of our 2009 10-K).

(2)	Amounts per the consolidated statement of cash flows (for 2009 information, refer to our 2009 10-K and second quarter 2009 10-Q; for 2009 adjusted interim information, refer to Note 16 of our 2009 10-K).

(3)	Amounts per the consolidated statement of financial position.

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

Changes in Accounting Principles

The Financial Accounting Standards Board (FASB) issued updates to ASC 860-10 “Transfers and Servicing,” which were effective for interim and annual periods beginning after November 15, 2009. The updated provisions require additional information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets, eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures. ASC 860-10 was effective on January 1, 2010. See Note 2 and Note 5 for additional details.

The FASB issued updates to ASC 810-10 “Consolidation,” which were effective for interim and annual periods beginning after November 15, 2009. These updated provisions require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. In addition, the provisions include an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Lastly, the provisions require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. ASC 860-10 was effective on January 1, 2010. See Note 2 and Note 5 for additional details.

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

Commodity Derivatives

During the first half of 2010, we entered into natural gas purchase agreements with third parties, hedging a portion of the second half of 2010 purchases of natural gas used in the production processes at certain of our plants. These purchase agreements are marked to market, with the resulting gains or losses recognized in earnings when hedged transactions are recorded. The mark-to-market adjustments at June 30, 2010, were immaterial.

Cash Flow Hedges

To minimize volatility in our margins due to large fluctuations in the price of commodities, in the second quarter of 2009 we entered into swap contracts to manage risks associated with market fluctuations in resin prices. These contracts were designated as cash flow hedges of forecasted commodity purchases. All monthly swap contracts entered into in 2009 have expired. There were no resin swap contracts outstanding as of June 30, 2010.

Interest Rates

At June 30, 2010, we had public debt securities of $1.276 billion outstanding, with fixed interest rates and maturities ranging from 2 to 17 years. Should we decide to redeem these securities prior to their stated maturity, we would incur costs based on the fair value of the securities at that time.

In addition, we have a 5-year revolving credit facility of $750 million, against which we borrowed $120 million at June 30, 2010. The fair value of the debt at that date was equal to the outstanding balance.

As a part of our 2007 acquisition of Prairie Packaging Inc. (Prairie), we assumed Prairie’s liability for $5 million borrowed from the Illinois Development Finance Authority (IDFA), which were funded by industrial development revenue bonds issued by the IDFA. The debt matures on December 1, 2010, and bears interest at varying rates (0.40% as of June 30, 2010), not to exceed 12% per annum.

The following table provides information about Pactiv’s financial instruments that are sensitive to interest rate risks.

	Maturities
(In millions, except percentages)	2010	2011	2012	Thereafter	Total

Fixed rate debt			$250	$1,026	$1,276
Average interest rate			5.7%	7.7%	7.3%
Fair value			$268	$1,278	$1,546
Floating rate debt	$135	$120			$255
Average interest rate	0.9%	0.8%			0.9%
Fair value	$135	$120			$255

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

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the appropriate time periods. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding disclosure. We, under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures, and we and such officers have concluded that such controls and procedures were adequate and effective as of June 30, 2010.

There were no changes in internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not repurchase stock in the first half of 2010.

ITEM 3. None

ITEM 4. (Removed and Reserved)

ITEM 5. None

ITEM 6. Exhibits

Exhibits designated with an asterisk in the following index are furnished or filed herewith; all other exhibits are incorporated by reference.

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
3.2		Amended and Restated By-laws of the registrant (incorporated herein by reference to Exhibit 3.1 to Pactiv Corporation’s Current Report on Form 8-K dated September 4, 2009, File No. 1-15157).
4.1		Specimen Stock Certificate of Pactiv Corporation Common Stock (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(a)	Indenture, dated September 29, 1999, by and between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to Tenneco Packaging Inc.’s Registration Statement on Form S-4, File No. 333-82923).
4	.2(b)	First Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(b) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).

Exhibit No.		Description

4	.2(c)	Second Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(c) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(d)	Third Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(d) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(e)	Fourth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(e) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(f)	Fifth Supplemental Indenture, dated as of November 4, 1999, to Indenture dated as of September 29, 1999, between the registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3(f) to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
4	.2(g)	Sixth Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).
4	.2(h)	Seventh Supplemental Indenture dated as of June 25, 2007 to Indenture, dated as of September 29, 1999, between Pactiv Corporation and the Bank of New York Trust Company, N.A., as Trustee (incorporated herein by reference to Exhibit 4.2 to Pactiv Corporation’s Current Report on Form 8-K dated June 25, 2007, File No. 1-15157).
4.3		Registration Rights Agreement, dated as of November 4, 1999, by and between the registrant and the trustees under the Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 4.4 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.1		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Executive Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.2		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.3		Amended and Restated Change in Control Severance Benefit Plan for Key Executives (incorporated herein by reference to Exhibit 10.6 to Pactiv Corporation’s Current Report on Form 8-K dated September 4, 2009, File No. 1-15157).
10.4		Pactiv Corporation (formerly known as Tenneco Packaging Inc.) Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.5		Pactiv Corporation Rabbi Trust (incorporated herein by reference to Exhibit 10.11 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-15157).
10.6		Pactiv Corporation 2002 Incentive Compensation Plan (incorporated herein by reference to Exhibit 4.7 to Pactiv Corporation’s Registration Statement on Form S-8 dated November 8, 2002, File No. 333-101121).
10.7		Credit Agreement, dated as of April 19, 2006, among the registrant, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent and L/C Issuer, BNP Paribas, SunTrust Bank, and Citibank, N.A., as Co-Documentation Agents, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.15 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 1-15157).

Exhibit No.		Description

10.8		Pactiv Corporation Deferred Retirement Savings Plan (incorporated herein by reference to Exhibit 10.16 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, File No. 1-15157).
10.9		Receivables Purchase Agreement, dated as of December 21, 2006, among the registrant and Atlantic Asset Securitization LLC and Calyon New York Branch, as agent for Purchasers (incorporated herein by reference to Exhibit 10.22 to Pactiv Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-15157).
10.10		Continuing Agreement for Standby Letters of Credit between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.20 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
10.11		Credit Agreement between Pactiv Corporation and JPMorgan Chase Bank, N.A. dated June 5, 2007 (incorporated herein by reference to Exhibit 10.21 to Pactiv Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-15157).
11		None.
15		None.
18		None.
19		None.
22		None.
23		None.
24		None.
*31	.1	Rule 13a-14(a)/15d-14(a) Certification.
*31	.2	Rule 13a-14(a)/15d-14(a) Certification.
**32	.1	Section 1350 Certification.
**32	.2	Section 1350 Certification.
*101	.INS	XBRL Instance Document.
*101	.SCH	XBRL Taxonomy Extension Schema Document.
*101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ EDWARD T. WALTERS
Edward T. Walters
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACTIV CORPORATION

By:	/s/ DONALD E. KING
Donald E. King
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 9, 2010